Form 10-Q
period 1996-06-30
CROSS TIMBERS ROYALTY TRUST
filed 1996-08-12
CIK 881787

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934


                 For the Quarterly Period Ended June 30, 1996
                                                --------------


                          Commission File No. 1-10982
                                              -------



                          CROSS TIMBERS ROYALTY TRUST




Texas                                                      I.R.S. No. 75-6415930



                      NationsBank of Texas, N.A., Trustee
                                 P.O. Box 1317
                          Fort Worth, Texas 76101-1317

                         Telephone Number 817/390-6592



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X   No
                      -----   -----

Number of units of beneficial interest outstanding at August 12, 1996:

6,000,000
- - ---------

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL STATEMENTS
- - -----------------------------



Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at June 30, 1996, and the distributable income and changes in trust corpus for the three and six-month periods ended June 30, 1996 and 1995, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Arthur Andersen LLP, independent certified public accountants, have made a limited review of the condensed financial statements as of June 30, 1996, and for the three and six-month periods ended June 30, 1996 and 1995 included herein.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



NationsBank of Texas, N.A., as Trustee
 for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of June 30, 1996 and the related condensed statements of distributable income and changes in trust corpus for the three and six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Trustee.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

The accompanying condensed financial statements are prepared on a modified cash basis as described in Note 1 which is a comprehensive basis of accounting other than generally accepted accounting principles.

Based on our review, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with the basis of accounting described in Note 1.

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of December 31, 1995 included in the Trust's 1995 annual report on Form 10-K, and in our report dated March 12, 1996, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1995 is fairly stated in all material respects in relation to the statement of assets, liabilities and trust corpus included in the Trust's 1995 annual report on Form 10-K from which it has been derived.



ARTHUR ANDERSEN LLP

Fort Worth, Texas
July 26, 1996

CROSS TIMBERS ROYALTY TRUST
- - --------------------------------------------------------------------------------

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS



                                                     JUNE 30,    DECEMBER 31,
                                                       1996          1995
                                                   ------------  ------------
                                                   (Unaudited)

ASSETS

Cash and short-term investments..................  $   699,593    $   428,610

Interest to be received..........................        1,060            640

Net overriding royalty interests in oil and gas
       properties - net (Note 1).................   43,469,423     45,118,209
                                                   -----------   ------------

                                                   $44,170,076    $45,547,459
                                                   ===========   ============


LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders.............  $   700,653    $   429,250

Contingencies (Note 3)

Trust corpus (6,000,000 Units of beneficial
       interest authorized and outstanding)......   43,469,423     45,118,209
                                                   -----------   ------------

                                                   $44,170,076    $45,547,459
                                                   ===========   ============


The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST
- - --------------------------------------------------------------------------------

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)



                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                           JUNE 30,                   JUNE 30,
                                    ----------------------     ----------------------
                                       1996        1995           1996        1995
                                    ----------  ----------     ----------  ----------

Royalty income....................  $1,910,966  $1,738,291     $3,468,644  $3,289,014

Interest income...................       2,704       2,451          4,870       4,577
                                    ----------  ----------     ----------  ----------

Total income......................   1,913,670   1,740,742      3,473,514   3,293,591

Administration expense............      53,770      52,598         89,096      96,508
                                    ----------  ----------     ----------  ----------

Distributable income..............  $1,859,900  $1,688,144     $3,384,418  $3,197,083
                                    ==========  ==========     ==========  ==========

Distributable income per Unit
               (6,000,000 Units)..  $  .309984  $  .281357     $  .564071  $  .532847
                                    ==========  ==========     ==========  ==========

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST
- - --------------------------------------------------------------------------------

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)




                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                   JUNE 30,                      JUNE 30,
                                         ----------------------------   -------------------------
                                            1996             1995           1996          1995
                                         -----------      -----------   -----------   -----------

Trust Corpus, beginning of period..      $44,329,287      $47,787,129   $45,118,209   $48,731,991

Amortization of net overriding
       royalty interests...........         (859,864)      (1,001,804)   (1,648,786)   (1,946,666)

Distributable income...............        1,859,900        1,688,144     3,384,418     3,197,083

Distributions declared.............       (1,859,900)      (1,688,144)   (3,384,418)   (3,197,083)
                                         -----------      -----------   -----------   -----------

Trust Corpus, end of period........      $43,469,423      $46,785,325   $43,469,423   $46,785,325
                                         ===========      ===========   ===========   ===========

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST
- - --------------------------------------------------------------------------------

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)



1. BASIS OF ACCOUNTING

   The financial statements of the Cross Timbers Royalty Trust ("the Trust") are prepared on the following basis:

   - Royalty income recorded for a month is the amount computed and paid by the interest owner, Cross Timbers Oil Company ("Cross Timbers Oil"), to NationsBank of Texas, N.A. ("Trustee"), as Trustee for the Trust. Royalty income consists of the amounts received by Cross Timbers Oil from the sale of production less applicable costs ("net proceeds") from the properties underlying the net overriding royalty interests ("Royalty Trust Interests") conveyed to the Trust. Net proceeds are multiplied by net profit percentages of 90% in the case of Royalty Trust Interests carved from certain royalty interests in New Mexico, Oklahoma and Texas ("90% Royalty Trust Interests") and 75% in the case of Royalty Trust Interests carved from seven working interest properties in Oklahoma and Texas ("75% Royalty Trust Interests").

        Applicable costs deducted in the calculation of net proceeds for the 90% Royalty Trust Interests generally include applicable taxes, transportation, marketing and legal costs, and do not include other production and development costs. For the 75% Royalty Trust Interests, such costs include production expenses, development costs, applicable taxes, operating charges and other costs.

   - Royalty income is computed separately for each of five conveyances under which the Royalty Trust Interests were conveyed to the Trust. If monthly costs exceed revenues for any conveyance ("excess costs"), such excess cannot reduce royalty income from other conveyances, but is carried forward with accrued interest to be recovered from future net proceeds of that conveyance.

   - Interest income, interest to be received and distribution payable to Unit holders include interest to be earned from the monthly record date (last business day of the month) through the date of the next distribution to Unit holders.

   - Trust expenses are recorded based on liabilities paid and cash reserves established by the Trustee for liabilities and contingencies.

   -    Distributions to Unit holders are recorded when declared by the Trustee.

   The financial statements of the Trust differ from financial statements prepared in accordance with generally accepted accounting principles ("GAAP") because revenues are not accrued in the month of production, expenses are recognized when paid rather than when incurred, and certain cash reserves may be established for contingencies which would not be accrued under GAAP. The initial carrying value of the Royalty Trust Interests ($61,100,449) represents the net book value from the historical accounting records (successful efforts method) of predecessors to Cross Timbers Oil on February 12, 1991, the creation date of the Trust. Amortization of the Royalty Trust Interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization as of June 30, 1996 and December 31, 1995 is $17,631,026 and $15,982,240, respectively.

2. FEDERAL INCOME TAXES

   Tax counsel has advised the Trust that, under current tax laws, the Trust will be classified as a grantor trust for Federal income tax purposes and therefore is not subject to taxation at the trust level. However, the opinion of tax counsel is not binding on the Internal Revenue Service.

   The Unit holders are considered, for Federal income tax purposes, to own the Trust's income and principal as though no trust were in existence. The income of the Trust is deemed to have been received or accrued by the Unit holders at the time such income is received or accrued by the Trust, rather than when distributed by the Trust.

   Cross Timbers Oil has advised the Trustee that the Trust receives royalty income from coal seam gas wells. Production from coal seam gas wells drilled after December 31, 1979, and prior to January 1, 1993, qualifies for the Federal income tax credit for producing nonconventional fuels under Section 29 of the Internal Revenue Code. This tax credit, which was approximately $1.01 per MMBtu for 1995, is recalculated annually based on each year's qualified production through the year 2002. Such credit, based on the Unit holder's pro rata share of qualifying production, may not reduce his regular tax liability (after the foreign tax credit and certain other non-refundable credits) below his tentative minimum tax. Any part of the Section 29 credit not allowed for the tax year solely because of this limitation is subject to certain carryover provisions. Each Unit holder should consult his tax advisor regarding Trust tax compliance matters.

   Based on 1996 qualifying sales volumes and the factors used in the calculation of the 1995 coal seam tax credit, the credit for the quarter and six months ended June 30, 1996 is estimated to be $.053 and $.101 per Unit, respectively. Final 1996 coal seam tax credit data will be provided to Unit holders with year-end tax information.


3. CONTINGENCIES

   Cross Timbers Oil is pursuing claims in two lawsuits against working interest owners that have suspended Trust revenues from a portion of the 90% Royalty Trust Interests. The Trust joined one of these lawsuits as a plaintiff and, as of July 1996, a tentative settlement has been reached in this particular lawsuit in which the Trust is a plaintiff. The Trust's portion of the settlement is $675,000, which could be a part of the monthly Trust distribution to Unit holders of record on October 31 or November 29, 1996. The accompanying financial statements do not include a receivable related to such suspended revenues or expected settlement due the Trust. See Item 1 of
   Part II.

   In the remaining lawsuit in which the Trust is not a party, Cross Timbers Oil has advised the Trustee that suspended revenues total approximately $600,000, net to the Trust, as of December 31, 1995. This receivable is not recorded in the Trust's financial statements. Additionally, if the plaintiffs are not successful in this lawsuit, the Trust's discounted future net cash flows from proved reserves as of December 31, 1995 would potentially be reduced by $600,000. Although the plaintiffs are vigorously pursuing this case, neither Cross Timbers Oil nor the Trustee can currently predict the ultimate outcome of this lawsuit. For further information regarding legal proceedings of the Trust, see Item 3 of the Trust's 1995 annual report on Form 10-K.

Item 2.  Trustee's Discussion and Analysis.

Three Months Ended June 30, 1996 and 1995
- - -----------------------------------------

For the quarter ended June 30, 1996, royalty income was $1,910,966 compared with $1,738,291 for the second quarter of 1995. This 10% increase in royalty income is primarily the result of higher oil prices and increased gas production.

After considering interest income of $2,704 and administration expense of $53,770, distributable income for the quarter ended June 30, 1996 was $1,859,900, or $.309984 per Unit of beneficial interest. Distributions of $.097773, $.095435 and $.116776 per Unit were made to Unit holders of record on April 30, May 31 and June 28, 1996, respectively. For the quarter ended June 30, 1995, distributable income was $1,688,144, or $.281357 per Unit.

Royalty income is recorded when received by the Trust, which is the month following receipt by Cross Timbers Oil, and generally two months after oil production and three months after gas production. Royalty income is generally affected by three major factors: 1) oil and gas sales volumes, 2) oil and gas sales prices and 3) costs deducted in the calculation of royalty income.
Because properties underlying the 90% Royalty Trust Interests are royalty and overriding royalty interests, they generally bear no costs other than production and property taxes, related legal costs, and marketing and transportation charges. In addition to these costs, the 75% Royalty Trust Interests are subject to production and development costs, since the properties underlying the 75% Royalty Trust Interests are working interests.

Volumes

Second quarter oil sales volumes decreased 5% from 1995 to 1996 primarily because of the timing of cash receipts and natural decline, partially offset by the effects of infill drilling on some of the underlying working interest properties.

Gas sales volumes increased 6% from second quarter 1995 to 1996, primarily because of higher production levels in the San Juan Basin. Second quarter 1995 production from this region was partially curtailed because of low gas prices.

Prices

The average oil price for second quarter 1996 was $18.46 per barrel, an increase of 16% from the second quarter 1995 average price of $15.98.

The average gas sales price for the second quarter of 1996 was $1.47 per thousand cubic feet ("Mcf"), unchanged from the comparable 1995 price. Because of a refund of certain gathering and transportation charges by a purchaser, the average gas price for second quarter 1995 is approximately $.19 per Mcf higher than it would have been otherwise.

Natural gas prices have remained relatively low primarily because of depressed prices in California, the primary market for San Juan Basin gas. During July 1996, however, San Juan Basin gas prices increased as much as 40% over average prices for the first six months of 1996 from this region. Increases in San Juan Basin gas prices have been attributed to increased California demand related to prolonged hot weather. Additionally, California gas supplies were reduced because of pipeline maintenance and new pipeline capacity out of the San Juan Basin that now allows more production to be delivered to eastern markets. Cross Timbers Oil has advised the Trustee that higher San Juan Basin prices, although they may not be sustained, should have a positive impact on fourth quarter 1996 Trust distributions.

Costs

Costs deducted in the calculation of second quarter 1996 royalty income (see "Calculation of Royalty Income") increased 6% or $76,363 from total costs for second quarter 1995. This was a result of a 40% increase in development costs partially offset by a 2% decrease in production expense. An increase in production taxes related to increased oil and gas sales was offset by a decrease in estimated property taxes.

The increase in development costs was a result of infill drilling projects on some of the underlying working interest properties that began in second quarter 1995. Production expense varies with the timing of maintenance projects on the underlying working interest properties.


Six Months Ended June 30, 1996 and 1995
- - ---------------------------------------

For the six months ended June 30, 1996, royalty income was $3,468,644 compared with $3,289,014 for the same 1995 period. The effects of higher oil prices and gas sales volumes during the first six months of 1996 were partially offset by higher costs, resulting in a 5% net increase in royalty income.

After considering interest income of $4,870 and administration expense of $89,096, distributable income for the six months ended June 30, 1996 was $3,384,418, or $.564071 per Unit of beneficial interest. For the six months ended June 30, 1995, distributable income was $3,197,083, or $.532847 per Unit.

Volumes

Oil sales volumes for the first half of 1996 were essentially unchanged from the comparable 1995 period. Decreases related to natural production decline were offset primarily by the effects of infill drilling on some of the underlying working interest properties.

Gas sales volumes increased 4% from the first six months of 1995 to 1996. This increase is primarily the result of increased production from the San Juan Basin.

Prices

The average oil price for the first half of 1996 was $17.28 per barrel, an increase of 12% from the comparable 1995 price of $15.40.

The average gas price for the first six months of 1996 declined to $1.41 per Mcf, or 1% below the comparable 1995 price of $1.43. Because of a refund of certain gathering and transportation charges by a purchaser, the average gas price for the first half of 1995 was approximately $.10 per Mcf higher than it would have been otherwise.

San Juan Basin gas prices have remained low because of gas oversupplies in California, the primary market for San Juan Basin gas. Prices for San Juan Basin production improved, however, during July 1996. See discussion and analysis of second quarter prices above.

Costs

Costs deducted in the calculation of royalty income for the first half of 1996 increased 13% or $291,960 from total costs for the first half of 1995. This is a result of a 52% increase in development costs, a 6% increase in production expenses and a 3% increase in production and property taxes.

Increased development costs are related to infill drilling projects that began in second quarter 1995 on some of the underlying working interest properties, while production expenses generally fluctuate based on the timing of maintenance projects. Production and property taxes increased primarily because of higher oil and gas revenues, partially offset by decreased property tax accruals.


COMPARATIVE OIL AND GAS SALES

Oil and gas sales attributable to the Underlying Properties and the Royalty Trust Interests are as follows:

                                          Three Months Ended       Six Months Ended
                                             June 30, (a)            June 30, (a)
                                         --------------------   -----------------------
                                            1996       1995        1996         1995
                                         ----------  --------   ----------   ----------
       OIL SALES (Bbls)
          Underlying Properties (b)....     113,227   119,359      219,693      219,798
            Average per day............       1,258     1,341        1,207        1,214
            Average price..............  $    18.46  $  15.98   $    17.28   $    15.40

          Royalty Trust Interests (b)..      40,932    41,595       76,443       78,364

       GAS SALES (Mcf)

          Underlying Properties (b)....   1,023,698   962,327    1,988,408    1,908,887
            Average per day............      11,249    10,693       10,866       10,488
            Average price..............  $     1.47  $   1.47   $     1.41   $     1.43

          Royalty Trust Interests (b)..     886,015   806,101    1,716,772    1,621,257

(a) Because of the interval between time of production and receipt of royalty income by the Trust (1) oil and gas sales for the quarter ended June 30 generally represent oil production for the period February through April and gas production for the period January through March and (2) oil and gas sales for the six months ended June 30 generally represent oil production for the period November through April and gas production for the period October through March.

(b) Oil and gas sales volumes are allocated to the Royalty Trust Interests based upon a formula that considers oil and gas prices and the total amount of production expenses and development costs. Changes in any of these factors may result in disproportionate fluctuations in volumes allocated to the Royalty Trust Interests. Therefore, comparative discussion of oil and gas sales is based on the Underlying Properties.

CALCULATION OF ROYALTY INCOME

Royalty income is computed by multiplying net proceeds from the properties underlying the Royalty Trust Interests by specified net profit percentages of
(a) 90% in the case of Royalty Trust Interests carved from royalty interests in New Mexico, Oklahoma and Texas ("90% Royalty Trust Interests") and (b) 75% in the case of Royalty Trust Interests carved from seven working interest properties in Oklahoma and Texas ("75% Royalty Trust Interests"). See Note 1 to Condensed Financial Statements. Royalty income received by the Trust for the quarters ended June 30, 1996 and 1995 was computed as follows:


                                                             Three Months Ended June 30,
                                                  -------------------------------------------------
                                                            1996                     1995
                                                  -----------------------   -----------------------
                                                     90%           75%          90%         75%
                                                   Royalty       Royalty      Royalty     Royalty
                                                    Trust         Trust        Trust       Trust
                                                  Interests     Interests    Interests   Interests
                                                  ----------   ----------   ----------   ----------
REVENUES
              Oil sales.........................  $  452,291   $1,638,327   $  382,411   $1,524,923
              Gas sales.........................   1,453,342       48,448    1,372,527       38,636
                                                  ----------   ----------   ----------   ----------

                   Total........................   1,905,633    1,686,775    1,754,938    1,563,559
                                                  ----------   ----------   ----------   ----------

COSTS
              Taxes on production and property..     188,887      149,568      174,601      162,716
              Production expenses (a)...........       7,765      671,251       34,786      658,152
              Development costs.................           -      368,778            -      263,473
              Excess cost recovery and accrued
                  interest (b)..................           -            -            -       16,158
                                                  ----------   ----------   ----------   ----------

                   Total........................     196,652    1,189,597      209,387    1,100,499
                                                  ----------   ----------   ----------   ----------

NET PROCEEDS....................................   1,708,981      497,178    1,545,551      463,060

Net Profit Percentage...........................          90%          75%          90%          75%
                                                  ----------   ----------   ----------   ----------

ROYALTY INCOME..................................  $1,538,083   $  372,883   $1,390,996   $  347,295
                                                  ==========   ==========   ==========   ==========

(a) Production expenses for the 75% Royalty Trust Interests include an overhead fee which is deducted and retained by Cross Timbers Oil. This fee is currently $19,057 per month, or $57,171 per quarter. This overhead fee is subject to adjustment each May based on an oil and gas industry index.

(b) See Note 1 to Condensed Financial Statements.

PART II - OTHER INFORMATION
- - ---------------------------


Item 1.  Legal Proceedings.

The Trust, Cross Timbers Oil and two other overriding royalty interest owners have reached a tentative settlement involving a lawsuit filed by the Trust and the other plaintiffs in the Eleventh Judicial District Court in San Juan County, New Mexico, against Hallador Petroleum Company ("Hallador") and other owners of working interests in certain gas wells located in San Juan County, New Mexico, in which the Trust owns a net profits interest. The Trust and the other plaintiffs were seeking to recover revenues suspended by the defendants and a judgment confirming the plaintiffs' interests. The defendants allege that certain provisions in earlier documents signed by the plaintiffs' predecessors-in-title purport to convert the overriding royalty interests owned by Cross Timbers Oil and the other plaintiffs into working interests during any month in which average daily production of natural gas falls below 500 Mcf per well.

According to the proposed settlement, Cross Timbers Oil, in return for a payment of $750,000, will reduce its 7.5% overriding royalty interest in these properties to a 1.875% overriding royalty interest that does not convert to a working interest when daily production falls below 500 Mcf per well. The Trust owns a 90% net profits interest in the interest owned by Cross Timbers Oil. The Trust's portion of the settlement is $675,000, which could be a part of the monthly Trust distribution to Unit holders of record on October 31 or November 29, 1996.


Items 2 through 4.   Not applicable.


Item 5.  Other Information.

See Item 1 of Part II above.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

       Exhibit Number
       and Description                                                      Page
       ---------------                                                      ----

       (4)(a) Cross Timbers Royalty Trust Indenture Amended and Restated on January 13, 1992 by NationsBank of Texas, N.A., as Trustee, heretofore filed as Exhibit 3.1 to the Trust's Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

          (b) Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust, 90% -Texas) from South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross Timbers Partners, L.P. (predecessors of Cross Timbers Oil Company, L.P. which subsequently merged into Cross Timbers Oil Company) to NCNB Texas

              National Bank (now NationsBank of Texas, N.A.), as Trustee, dated February 12, 1991 (without Schedules A and B), heretofore filed as Exhibit 10.1 to the Trust's Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

          (c) Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust, 75% -Texas) from South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross Timbers Partners,
              L.P. (predecessors of Cross Timbers Oil Company, L.P. which subsequently merged into Cross Timbers Oil Company) to NCNB Texas National Bank (now NationsBank of Texas, N.A.), as Trustee, dated February 12, 1991 (without Schedules A and B), heretofore filed as Exhibit 10.5 to the Trust's Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

        (15)  Awareness letter of Arthur Andersen LLP                         16


(b)  Reports on Form 8-K.

        No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CROSS TIMBERS ROYALTY TRUST
                                By NATIONSBANK OF TEXAS, N.A., TRUSTEE


                                By               JOE B. GRISSOM
                                  ----------------------------------------------
                                                 Joe  B. Grissom
                                                  Vice President



                                CROSS TIMBERS OIL COMPANY



Date:     August 12, 1996       By               LOUIS G. BALDWIN
                                  ----------------------------------------------
                                                 Louis G. Baldwin
                                             Senior Vice President and
                                              Chief Financial Officer