Form 10-Q
period 1996-09-30
CROSS TIMBERS ROYALTY TRUST
filed 1996-11-14
CIK 881787

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934


               For the Quarterly Period Ended September 30, 1996
                                              ------------------


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

Number of units of beneficial interest outstanding at November 13, 1996:

6,000,000
---------

                                    1 of 16

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL STATEMENTS
-----------------------------



Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at September 30, 1996, and the distributable income and changes in trust corpus for the three and nine-month periods ended September 30, 1996 and 1995, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Arthur Andersen LLP, independent certified public accountants, have made a limited review of the condensed financial statements as of September 30, 1996, and for the three and nine-month periods ended September 30, 1996 and 1995 included herein.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



NationsBank of Texas, N.A., as Trustee
 for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of September 30, 1996 and the related condensed statements of distributable income and changes in trust corpus for the three and nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Trustee.

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



ARTHUR ANDERSEN LLP

Fort Worth, Texas
October 25, 1996

CROSS TIMBERS ROYALTY TRUST
--------------------------------------------------------------------------------

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS



                                                   SEPTEMBER 30,   DECEMBER 31,
                                                        1996           1995
                                                   --------------  ------------
                                                    (Unaudited)

ASSETS

Cash and short-term investments..................    $   601,631    $   428,610

Interest to be received..........................            738            640

Net overriding royalty interests in oil and gas
       properties - net (Note 1).................     42,596,970     45,118,209
                                                     -----------   ------------

                                                     $43,199,339    $45,547,459
                                                     ===========   ============


LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders.............    $   602,369    $   429,250

Contingencies (Note 3)

Trust corpus (6,000,000 Units of beneficial
       interest authorized and outstanding)......     42,596,970     45,118,209
                                                     -----------   ------------

                                                     $43,199,339    $45,547,459
                                                     ===========   ============




The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST
--------------------------------------------------------------------------------

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                    SEPTEMBER 30,            SEPTEMBER 30,
                                ----------------------   ----------------------
                                   1996        1995         1996        1995
                                ----------  ----------   ----------  ----------

Royalty income................  $1,873,196  $1,238,586   $5,341,840  $4,527,600

Interest income...............       2,510       1,706        7,380       6,283
                                ----------  ----------   ----------  ----------

Total income..................   1,875,706   1,240,292    5,349,220   4,533,883

Administration expense........      80,507      51,067      169,603     147,575
                                ----------  ----------   ----------  ----------

Distributable income..........  $1,795,199  $1,189,225   $5,179,617  $4,386,308
                                ==========  ==========   ==========  ==========

Distributable income per Unit
     (6,000,000 Units)........  $  .299200  $  .198205   $  .863271  $  .731052
                                ==========  ==========   ==========  ==========




The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST
--------------------------------------------------------------------------------

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)




                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                           --------------------------  --------------------------
                                               1996          1995          1996          1995
                                           ------------  ------------  ------------  ------------

Trust Corpus, beginning of period..         $43,469,423   $46,785,325   $45,118,209   $48,731,991

Amortization of net overriding
       royalty interests...........            (872,453)     (839,829)   (2,521,239)   (2,786,495)

Distributable income...............           1,795,199     1,189,225     5,179,617     4,386,308

Distributions declared.............          (1,795,199)   (1,189,225)   (5,179,617)   (4,386,308)
                                            -----------   -----------   -----------   -----------

Trust Corpus, end of period........         $42,596,970   $45,945,496   $42,596,970   $45,945,496
                                            ===========   ===========   ===========   ===========




The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST
--------------------------------------------------------------------------------

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)



1.  BASIS OF ACCOUNTING

    The financial statements of Cross Timbers Royalty Trust ("the Trust") are prepared on the following basis:

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

    The financial statements of the Trust differ from financial statements prepared in accordance with generally accepted accounting principles ("GAAP") because revenues are not accrued in the month of production, expenses are recognized when paid rather than when incurred, and certain cash reserves may be established for contingencies which would not be accrued under GAAP. The initial carrying value of the Royalty Trust Interests ($61,100,449) represents the net book value from the historical accounting records (successful efforts method) of predecessors to Cross Timbers Oil on February 12, 1991. Amortization of the Royalty Trust Interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization as of September 30, 1996 and December 31, 1995 is $18,503,479 and $15,982,240 respectively.

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

    Based on 1996 qualifying sales volumes and the factors used in the calculation of the 1995 coal seam tax credit, the credit for the quarter and nine months ended September 30, 1996 is estimated to be $.045 and $.146 per Unit, respectively. Final 1996 coal seam tax credit data will be provided to Unit holders with year-end tax information.


3.  CONTINGENCIES

    Cross Timbers Oil has been pursuing claims in two lawsuits against working interest owners that have suspended Trust revenues from a portion of the 90% Royalty Trust Interests. The Trust joined one of these lawsuits as a plaintiff and, as of July 1996, a settlement in principle has been reached in this lawsuit. The Trust's portion of the settlement would be $675,000. If received by Cross Timbers Oil in November, these proceeds will be included in the Trust's December distribution to be paid on January 15, 1997 to Unit holders of record on December 31, 1996. The accompanying financial statements do not include a receivable related to such suspended revenues or expected settlement due the Trust. See Item 1 of Part II.

    The Trust is not a party in the remaining lawsuit. Cross Timbers Oil has advised the Trustee that suspended revenues related to this lawsuit total approximately $600,000, net to the Trust, as of December 31, 1995. There is no receivable related to these suspended revenues recorded in the Trust's financial statements. Additionally, if the plaintiffs are not successful in this lawsuit, the Trust's discounted future net cash flows from proved reserves as of December 31, 1995 would potentially be reduced by $600,000. Although the plaintiffs are vigorously pursuing this case, neither Cross Timbers Oil nor the Trustee can currently predict the ultimate outcome of this lawsuit. For further information regarding legal proceedings of the Trust, see Item 3 of the Trust's 1995 annual report on Form 10-K.

Item 2.  Trustee's Discussion and Analysis.

Three Months Ended September 30, 1996 and 1995
----------------------------------------------

For the quarter ended September 30, 1996, royalty income was $1,873,196 compared with $1,238,586 for the third quarter of 1995. This 51% increase in royalty income is primarily the result of higher oil and gas prices and increased gas production.

Administration expense increased from $51,067 to $80,507 from third quarter 1995 to 1996 as a result of payment of the annual stock exchange listing fee and litigation-related legal and consulting fees. After considering interest income and administration expense, distributable income for the quarter ended September 30, 1996 was $1,795,199, or $.299200 per Unit of beneficial interest. Distributions of $.092159, $.106646 and $.100395 per Unit were made to Unit holders of record on July 31, August 30 and September 30, 1996, respectively. For the quarter ended September 30, 1995, distributable income was $1,189,225, or $.198205 per Unit.

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

Volumes

Third quarter oil sales volumes decreased 2% from 1995 to 1996 primarily because of natural decline, partially offset by the effects of infill drilling on some of the underlying working interest properties.

Gas sales volumes increased 14% from third quarter 1995 to 1996, primarily because of higher production levels in the San Juan Basin. Third quarter 1995 production from this region was partially curtailed because of low gas prices.

Prices

The average oil price for third quarter 1996 was $18.61 per barrel, an increase of 20% from the third quarter 1995 average price of $15.55.

The average gas sales price for the third quarter of 1996 was $1.51 per thousand cubic feet ("Mcf"), or 32% above the comparable 1995 price of $1.14.

After an extended period of depressed prices, San Juan Basin Gas prices rose to two-year highs during the third quarter. Because of the three-month interval between gas production and receipt of royalty income by the Trust, higher San Juan Basin gas prices began to positively impact Trust distributions with the October 1996 distribution (paid to Unit holders on November 15). Increased San Juan Basin gas prices have been attributed to increased California demand and reduced California gas supplies caused by pipeline maintenance and new eastward bound San Juan Basin pipeline capacity.

Costs

Costs deducted in the calculation of third quarter 1996 royalty income (see "Calculation of Royalty Income") increased 2% or $28,272 from total costs for third quarter 1995. This was a result of a 34% or $80,052 increase in development costs partially offset by a 20% or $58,154 decrease in production and property taxes. Production expense remained relatively unchanged, increasing only $6,374. The increase in development costs was a result of infill drilling projects on some of the underlying working interest properties that began in second quarter 1995. Lower production and property taxes are the result of a decrease in estimated property taxes, partially offset by increased production taxes from higher oil and gas revenues.


Nine Months Ended September 30, 1996 and 1995
---------------------------------------------

For the nine months ended September 30, 1996, royalty income was $5,341,840 compared with $4,527,600 for the same 1995 period. The 18% increase in royalty income is the result of higher oil and gas prices and gas sales volumes during the first nine months of 1996, partially offset by higher costs.

Administration expense increased from $147,575 for the first nine months of 1995 to $169,603 for the comparable 1996 period primarily because of litigation-related legal and consulting fees. After considering interest income and administration expense, distributable income for the nine months ended September 30, 1996 was $5,179,617, or $.863271 per Unit of beneficial interest. For the nine months ended September 30, 1995, distributable income was $4,386,308, or $.731052 per Unit.

Volumes

Oil sales volumes for the first nine months of 1996 were only 1% below the comparable 1995 period. Decreases related to natural production decline were offset primarily by the effects of infill drilling on some of the underlying working interest properties.

Gas sales volumes increased 7% from the first nine months of 1995 to 1996. This increase is primarily the result of increased production from the San Juan Basin which was partially curtailed in 1995 because of low gas prices.

Prices

The average oil price for the first nine months of 1996 was $17.72 per barrel, an increase of 15% from the comparable 1995 price of $15.45.

The average gas price for the first nine months of 1996 increased to $1.44 per Mcf, or 7% above the comparable 1995 price of $1.34. San Juan Basin gas prices have remained low during 1996 because of gas oversupplies in California, the primary market for San Juan Basin gas. See "Prices" under the three-month discussion and analysis above regarding higher third quarter 1996 San Juan Basin gas prices.

Costs

Costs deducted in the calculation of royalty income for the first nine months of 1996 increased 9% or $320,230 from total costs for the first nine months of 1995. This is a result of a 45% or $269,540 increase in development costs, a 5% or $90,229 increase in production expenses, net of excess costs (see Note 1 to Condensed Financial Statements), partially offset by a 4% or $39,539 decrease in production and property taxes.

Increased development costs are related to infill drilling projects that began in second quarter 1995 on some of the underlying working interest properties, while production expenses generally fluctuate based on the timing of maintenance projects. Production and property taxes decreased primarily because of reduced property tax estimates, partially offset by increased production taxes from higher oil and gas revenues.


COMPARATIVE OIL AND GAS SALES

Oil and gas sales attributable to the Underlying Properties and the Royalty Trust Interests are as follows:

                                     Three Months Ended     Nine Months Ended
                                     September 30, (a)      September 30, (a)
                                     ------------------   ---------------------
                                       1996      1995       1996         1995
                                     --------  --------   ---------  ----------
    OIL SALES (Bbls)

       Underlying Properties (b)....  108,949   110,683     328,642     330,481
         Average per day............    1,184     1,203       1,199       1,211
         Average price..............   $18.61    $15.55      $17.72      $15.45

       Royalty Trust Interests (b)..   43,855    36,027     120,298     114,391

    GAS SALES (Mcf)

       Underlying Properties (b)....  909,771   796,704   2,898,179   2,705,591
         Average per day............    9,997     8,755      10,577       9,911
         Average price..............    $1.51     $1.14       $1.44       $1.34

       Royalty Trust Interests (b)..  796,495   681,073   2,513,267   2,302,330

(a) Because of the interval between time of production and receipt of royalty income by the Trust (1) oil and gas sales for the quarter ended September 30 generally represent oil production for the period May through July and gas production for the period April through June and (2) oil and gas sales for the nine months ended September 30 generally represent oil production for the period November through July and gas production for the period October through June.

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

CALCULATION OF ROYALTY INCOME

Royalty income is computed by multiplying net proceeds from the properties underlying the Royalty Trust Interests by specified net profit percentages of
(a) 90% in the case of Royalty Trust Interests carved from royalty interests in New Mexico, Oklahoma and Texas ("90% Royalty Trust Interests") and (b) 75% in the case of Royalty Trust Interests carved from seven working interest properties in Oklahoma and Texas ("75% Royalty Trust Interests"). See Note 1 to Condensed Financial Statements. Royalty income received by the Trust for the quarters ended September 30, 1996 and 1995 was computed as follows:


                                               Three Months Ended September 30,
                                    -------------------------------------------------
                                               1996                      1995
                                    -----------------------   -----------------------
                                       90%          75%          90%         75%
                                     Royalty      Royalty      Royalty     Royalty
                                      Trust        Trust        Trust       Trust
                                    Interests     Interests    Interests   Interests
                                    ----------   ----------   ----------   ----------
REVENUES
   Oil sales......................  $  394,020   $1,632,990   $  344,813   $1,376,467
   Gas sales......................   1,317,897       56,756      877,867       29,491
                                    ----------   ----------   ----------   ----------

     Total........................   1,711,917    1,689,746    1,222,680    1,405,958
                                    ----------   ----------   ----------   ----------

COSTS
   Taxes on production
    and property..................     127,601      110,972      144,931      151,796
   Production expenses(a).........       6,684      661,803        7,082      655,031
   Developmwent costs.............          -       312,535           -       232,483
                                    ----------   ----------   ----------   ----------

    Total.........................     134,285    1,085,310      152,013    1,039,310
                                    ----------   ----------   ----------   ----------

NET PROCEEDS......................   1,577,632      604,436    1,070,667      366,648

Net Profit Percentage.............         90%          75%          90%          75%
                                    ----------   ----------   ----------   ----------

ROYALTY INCOME....................  $1,419,869   $  453,327   $  963,600   $  274,986
                                    ==========   ==========   ==========   ==========


(a) Production expenses for the 75% Royalty Trust Interests include an overhead fee which is deducted and retained by Cross Timbers Oil. This fee is currently $19,057 per month, or $57,171 per quarter. This overhead fee is subject to adjustment each May based on an oil and gas industry index.

PART II - OTHER INFORMATION
---------------------------


Item 1.  Legal Proceedings.

In July 1996, the Trust, Cross Timbers Oil and two other overriding royalty interest owners settled in principle a lawsuit filed in the Eleventh Judicial District Court in San Juan County, New Mexico, against Hallador Petroleum Company ("Hallador") and other owners of working interests in certain gas wells located in San Juan County, New Mexico, in which the Trust owns a net profits interest. The Trust and the other plaintiffs were seeking to recover revenues suspended by the defendants and a judgment confirming the plaintiffs' interests. The defendants alleged that certain provisions in earlier documents signed by the plaintiffs' predecessors-in-title purport to convert the overriding royalty interests owned by Cross Timbers Oil and the other plaintiffs into working interests during any month in which average daily production of natural gas falls below 500 Mcf per well.

The settlement in principle provides that Cross Timbers Oil would receive $750,000 in exchange for reducing its 7.5% overriding royalty interest in these properties to a 1.875% overriding royalty interest that does not convert to a working interest when daily production falls below 500 Mcf per well. The Trust owns a 90% net profits interest in Cross Timbers Oil's interest, and would receive $675,000 as its portion of the settlement. If received by Cross Timbers Oil in November, these proceeds will be included in the Trust's December distribution to be paid on January 15, 1997 to Unit holders of record on December 31, 1996.

Items 2 through 5.  Not applicable.

Item 6. (a)  Exhibits.
----------------------
                                                                            Page
                                                                            ----

        (4) (a) Cross Timbers Royalty Trust Indenture Amended and Restated on January 13, 1992 by NationsBank of Texas, N.A., as Trustee, heretofore filed as Exhibit 3.1 to the Trust's Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

            (b) Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust, 90% - Texas) from South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross Timbers Partners, L.P. (predecessors of Cross Timbers Oil Company, L.P. which subsequently merged into Cross Timbers Oil Company) to NCNB Texas National Bank (now NationsBank of Texas, N.A.), as Trustee, dated February 12, 1991 (without Schedules A and
                 B), heretofore filed as Exhibit 10.1 to the Trust's Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

            (c) Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust, 75% - Texas) from South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross

                 Timbers Partners, L.P. (predecessors of Cross Timbers Oil Company, L.P. which subsequently merged into Cross Timbers Oil Company) to NCNB Texas National Bank (now NationsBank of Texas, N.A.), as Trustee, dated February 12, 1991 (without Schedules A and B), heretofore filed as Exhibit
                 10.5 to the Trust's Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

        (15) (a) Awareness letter of Arthur Andersen LLP                      16


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

                                       CROSS TIMBERS ROYALTY TRUST
                                       By NATIONSBANK OF TEXAS, N.A., TRUSTEE


                                       By         JOE B. GRISSOM
                                         ------------------------------------
                                                  Joe  B. Grissom
                                                   Vice President



                                       CROSS TIMBERS OIL COMPANY



Date:  November 13, 1996               By         LOUIS G. BALDWIN
                                         ------------------------------------
                                                  Louis G. Baldwin
                                               Senior Vice President and
                                                Chief Financial Officer