Form 10-K405
period 1996-12-31
CROSS TIMBERS ROYALTY TRUST
filed 1997-03-31
CIK 881787

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996      COMMISSION FILE NUMBER 1-10982

                          CROSS TIMBERS ROYALTY TRUST
   (Exact name of registrant as specified in the Cross Timbers Royalty Trust
                                  Indenture)

                TEXAS                                75-6415930
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)               Identification No.)

     NATIONSBANK OF TEXAS, N.A.
               TRUSTEE
            P.O. BOX 1317
          FORT WORTH, TEXAS                          76101-1317
   (Address of principal executive                   (Zip Code)
              offices)

       Registrant's telephone number including area code: (817) 390-6592

          Securities registered pursuant to Section 12(b) of the Act:

         TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED

    UNITS OF BENEFICIAL INTEREST              NEW YORK STOCK EXCHANGE

       Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  At March 7, 1997, there were 6,000,000 Units of beneficial interest of the Trust outstanding with an aggregate market value on that date of $88.5 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Listed below is the only document parts of which are incorporated herein by reference and the parts of this report into which the document is incorporated:

                  1996 Annual Report to Unit Holders--Part II

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  Cross Timbers Royalty Trust ("Trust") is an express trust created under the laws of Texas by the Cross Timbers Royalty Trust Indenture ("Indenture") entered into on February 12, 1991 between the predecessors to Cross Timbers Oil Company ("Cross Timbers Oil"), as grantors, and NCNB Texas National Bank, as Trustee. The predecessors to Cross Timbers Oil ("predecessors") were South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross Timbers Partners, L.P. NationsBank of Texas, N.A., successor of NCNB Texas National Bank, is now the Trustee of the Trust. The principal office of the Trust is located at 500 West Seventh Street, Fort Worth, Texas 76102 (telephone number 817-390-6592).

  On February 12, 1991, the predecessors conveyed net overriding royalty interests (equivalent to net profits interests) to the Trust under five separate conveyances:

  -- one in each of the states of Texas, Oklahoma and New Mexico, to convey a 90% net overriding royalty interest carved out of substantially all royalty and overriding royalty interests owned by the predecessors in those states ("90% Royalty Trust Interests"), and

  -- one in each of the states of Texas and Oklahoma, to convey a 75% net overriding royalty interest carved out of specific working interests owned by the predecessors in those states ("75% Royalty Trust Interests").

  The conveyance of these interests (collectively referred to as "Royalty Trust Interests") was effective as to production from and after October 1, 1990 at 7:00 a.m. The Royalty Trust Interests and the predecessors' interests in the properties from which they were carved ("Underlying Properties") are further described under Item 2.

  In exchange for the conveyance of the Royalty Trust Interests to the Trust, the predecessors received 12,000,000 Units of Beneficial Interest of the Trust ("Units"), which were converted into 6,000,000 Units following a 1-for-2 reverse split in January 1992. Approximately 40% of the Units were distributed to the owners of the predecessors in February 1991. The remaining 60% of the Units were retained by Cross Timbers Oil Company, L.P., the successor partnership to the predecessors that was effectively merged into Cross Timbers Oil in May 1993. Cross Timbers Oil Company, L.P. sold Units in the Trust's initial public offering in March 1992 and distributed its remaining Units to its partners in November 1992. Units are listed and traded on the New York Stock Exchange under the symbol "CRT."

  In July 1996, Cross Timbers Oil's Board of Directors authorized the purchase of one million Units. Following Cross Timbers Oil's completion of its program to purchase one million Units in January 1997, its Board of Directors authorized the purchase of up to one million additional Units. As of February 28, 1997, Cross Timbers Oil owned 1,073,900 Units or 17.9% of the outstanding Units.

  Under the terms of each of the five conveyances, the Trust receives royalty income from the Royalty Trust Interests on the last business day of each month. Royalty income is determined by Cross Timbers Oil by multiplying the net profit percentage (90% or 75%) times net proceeds from the Underlying Properties for each of the five conveyances during the previous month. "Net proceeds" is defined as the excess of gross proceeds over production costs. "Gross proceeds" generally means amounts received from the sale of production (net of production taxes), subject to certain adjustments. For the 90% Royalty Trust Interests and the 75% Royalty Trust Interests, "production costs" generally means property taxes accrued, transportation, marketing and other charges. For the 75% Royalty Trust Interests only, "production costs" also includes capital and operating costs paid (e.g., drilling, production and other direct costs of owning and operating the property) and a monthly overhead charge of approximately $19,057 (total for both 75% conveyances). If production costs exceed gross proceeds for any conveyance, such excess is carried forward to the computation of net proceeds for future months until the excess costs (plus interest accrued as specified in the conveyance) are completely recovered. Such excess production costs and related accrued interest from one conveyance cannot be used to reduce net proceeds from any other conveyance.

  The Trust is not liable for any production costs or liabilities attributable to the Royalty Trust Interests. If at any time the Trust receives royalty income in excess of the amount due, the Trust is not obligated to return such overpayment, but royalty income payable to the Trust for the next month shall be reduced by the overpayment, plus interest at the rate specified in the conveyance.

  Cross Timbers Oil does not operate or control any of the Underlying Properties. As a working interest owner, Cross Timbers Oil may decline participation in any operation and allow consenting parties to conduct such operations, as provided under the operating agreements. Cross Timbers Oil also can assign, sell, or otherwise transfer its interest in the Underlying Properties, subject to the Royalty Trust Interests, or can abandon an Underlying Property that is a working interest if it is incapable of producing in paying quantities, as determined by Cross Timbers Oil.

  To the extent it has the right to do so, Cross Timbers Oil is responsible for marketing its production from the Underlying Properties under existing sales contracts or new arrangements on the best terms reasonably obtainable in the circumstances.

  Royalty income received by the Trust on or before the last business day of the month generally represents receipts attributable to oil production two months prior and gas production three months prior. The amount to be distributed to Unit holders each month by the Trustee ("monthly distribution amount") is determined by aggregating (i) royalty income received, (ii) cash available as a result of reduction of cash reserves and (iii) any other cash receipts (other than interest on the monthly distribution amount), and subtracting the sum of (i) liabilities paid and (ii) reduction in cash available due to establishment of or increase in any cash reserve. The monthly distribution amount and estimated interest received on such amount through the distribution date is distributed to Unit holders of record within ten business days after the monthly record date. The monthly record date is generally the last business day of the month. The Trustee calculates the monthly distribution amount (together with estimated interest to be received) and announces the distribution per Unit at least ten days prior to the monthly record date.

  Cash reserves may be established for contingencies at the discretion of the Trustee. At the discretion of the Trustee, cash held for such reserves, as well as for pending payment of the monthly distribution amount, are invested in obligations issued or unconditionally guaranteed by the United States or any agency or instrumentality thereof, repurchase agreements secured by such obligations, or certificates of deposit of any bank having capital, surplus and undivided profits in excess of $100,000,000.

  The function of the Trustee is to collect the income attributable to the Royalty Trust Interests, to pay all expenses of the Trust, and to remit the monthly distribution amount to Unit holders. The Trustee's powers are enumerated in and limited by the terms of the Indenture. The Trust is not empowered to carry on any business activity and, other than investing cash on hand in specific short-term cash investments, is prohibited from acquiring any assets other than the Royalty Trust Interests. The Trust has no employees since all administrative functions are performed by the Trustee.

  Approximately 64% of the royalty income received by the Trust during 1996, and approximately 62% of the estimated proved reserves of the Royalty Trust Interests at December 31, 1996 (based on the discounted present value using year-end oil and gas prices) is attributable to natural gas. There is generally a greater demand for gas during the winter months than the rest of the year. Otherwise, Trust income generally is not subject to seasonal factors, nor dependent upon patents, licenses, franchises or concessions. The Trust conducts no research activities.

ITEM 2. PROPERTIES

  The Royalty Trust Interests are the principal asset of the Trust. The Trustee cannot acquire any other asset, with the exception of certain short-term investments as specified under Item 1. The Trustee is prohibited from selling any portion of the Royalty Trust Interests unless approved by at least 80% of the Unit holders or at such time as the Trust's gross revenue is less than $1,000,000 for two successive years.

  The Royalty Trust Interests (as defined under Item 1) are comprised of:

  -- the 90% Royalty Trust Interests which are carved from:

    i) producing royalty and overriding royalty interest properties in Texas, Oklahoma and New Mexico ("underlying royalties"), and

    ii) 11.11% non-participating royalty interests in nonproducing properties located primarily in Texas and Oklahoma ("underlying nonproducing royalties")

  -- the 75% Royalty Trust Interests which are carved from non-operated working interests in four properties in Texas and three properties in Oklahoma ("underlying working interest properties").

  All underlying royalties, underlying nonproducing royalties and underlying working interest properties are currently owned by Cross Timbers Oil. Cross Timbers Oil may sell all or any portion of the Underlying Properties at any time, subject to and burdened by the Royalty Trust Interests.

  The following information included in this Item 2 is based upon information provided to the Trustee by Cross Timbers Oil.

PRODUCING ACREAGE, WELLS AND DRILLING

  Underlying Royalties. The underlying royalties are royalty and overriding royalty interests primarily located in mature producing oil and gas fields. The most significant producing region in which the underlying royalties are located is the San Juan Basin in northwestern New Mexico. The Trust's estimated proved reserves from this region totaled 33.3 Bcf at December 31, 1996, comprising approximately 82% of the Trust's total gas reserves at that date. Cross Timbers Oil estimates that underlying royalties in the San Juan Basin include more than 2,000 gross (approximately 30 net) wells, covering over 60,000 gross acres. Most of these wells are operated by Amoco Production Company and Burlington Resources Oil & Gas Company. Production from conventional gas wells is primarily from the Dakota, Mesaverde and Pictured Cliffs formations.

  Exploitation of coal seam gas reserves in the Fruitland formation was the most significant recent development activity in the San Juan Basin until the drilling period for the federal income tax credit expired on January 1, 1993 (see "Regulation-Coal Seam Tax Credit"). Since that date, major operators in the San Juan Basin have continued to report development of coal seam gas reserves without the incentive of the federal income tax credit, although it is not known whether any of this development activity has directly affected Trust reserves or production. The most significant activity in the San Juan Basin during 1996 was the completion of additional eastward pipeline capacity, reducing the dependence of San Juan Basin gas on California markets.

  The underlying royalties also include royalties in the Sand Hills field of Crane County, Texas. Most of these properties are operated by Exxon Company, U.S.A. and Chevron, U.S.A. The Sand Hills field was discovered in 1931 and includes production from three main intervals, the Tubb, McKnight and Judkins. Development potential for the field includes recompletions and additional infill drilling.

  The underlying royalties contain approximately 462,000 gross (approximately 26,000 net) producing acres. Information regarding the number of wells on royalty properties is generally not made available to royalty interest owners. Accordingly, an accurate well count for all underlying royalties cannot be provided.

  Underlying Working Interest Properties. The underlying working interest properties, detailed below, are developed properties undergoing secondary recovery operations:

                                                                                       OWNERSHIP OF
                                                                                     CROSS TIMBERS OIL
                                                                                     -----------------
                                                                                                NET
                                                                                     WORKING  REVENUE
         UNIT             COUNTY/ STATE                    OPERATOR                  INTEREST INTEREST
         ----             -------------                    --------                  -------- --------
North Cowden             Ector/ Texas     Amoco Production Company                     1.7%     1.4%
North Central Levelland  Hockley/ Texas   Mobil Producing Texas and New Mexico, Inc.   3.2%     2.1%
Penwell                  Ector/ Texas     Texaco Exploration and Production, Inc.      5.2%     4.6%
Sharon Ridge Canyon      Borden/ Texas    Exxon Company, U.S.A.                        4.3%     2.8%
Hewitt                   Carter/ Oklahoma Exxon Company, U.S.A.                       11.3%     9.9%
Wildcat Jim Penn         Carter/ Oklahoma Texaco Exploration and Production, Inc.      8.6%     7.5%
South Graham Deese       Carter/ Oklahoma Maynard Oil Company                          8.2%     7.0%

  The underlying working interest properties consist of 60,154 gross (2,290 net) producing acres. As of December 31, 1996, there were 1,665 gross (76.5 net) productive oil wells, 1,130 gross (42.1 net) injection wells and no wells in process of drilling on these properties. During 1996, 36 gross (2.9 net) producing wells were drilled. During 1995, 24 gross (1.5 net) producing wells were drilled. During 1994, 39 gross (1.0 net) producing wells were drilled.

OIL AND GAS PRODUCTION

  Trust production is recognized in the period royalty income is received. Oil and gas production and average sales prices attributable to the Underlying Properties and the Royalty Trust Interests for the three years ended December 31, 1996 are as follows:

                                   90% ROYALTY                75% ROYALTY
                                 TRUST INTERESTS            TRUST INTERESTS                 TOTAL
                          ----------------------------- ----------------------- -----------------------------
                            1996      1995      1994     1996    1995    1994     1996      1995      1994
                          --------- --------- --------- ------- ------- ------- --------- --------- ---------
PRODUCTION
Underlying Properties
 Oil -- Sales (Bbls)....     89,632    85,823    92,900 347,168 354,745 373,764   436,800   440,568   466,664
 Average per day
  (Bbls)................        245       235       255     948     972   1,024     1,193     1,207     1,279
 Gas -- Sales (Mcf).....  4,275,047 3,403,458 4,062,769 110,313 109,496 115,896 4,385,360 3,512,954 4,178,665
 Average per day
  (Mcf).................     11,681     9,325    11,131     301     300     317    11,982     9,625    11,448
Royalty Trust Interests
 Oil -- Sales (Bbls)....     77,686    71,329    78,573  90,729  77,795  21,716   168,415   149,124   100,289
 Average per day
  (Bbls)................        212       196       215     248     213      60       460       409       275
 Gas -- Sales (Mcf).....  3,797,722 2,967,670 3,548,090  31,225  23,834   7,477 3,828,947 2,991,504 3,555,567
 Average per day
  (Mcf).................     10,376     8,131     9,721      86      65      21    10,462     8,196     9,742
AVERAGE PRICE
Underlying Properties
 Oil (per Bbl)..........     $18.56    $16.08    $14.57  $18.61  $15.05  $13.56    $18.60    $15.25    $13.76
 Gas (per Mcf)..........     $ 1.50    $ 1.30    $ 1.71  $ 1.92  $ 1.40  $ 1.26    $ 1.51    $ 1.30    $ 1.69

NONPRODUCING ACREAGE

  The underlying nonproducing royalties contain approximately 204,000 gross (approximately 3,000 net) acres in Texas, Oklahoma and New Mexico which were nonproducing at the date of the Trust's creation. Cross Timbers Oil is the owner of underlying mineral interests in the majority of this acreage. The Trust is entitled to

10% of oil and gas production attributable to the underlying mineral properties, but is not entitled to delay rental payments or lease bonuses. There has been no significant development of such nonproducing acreage since the Trust's creation.

PRICING AND SALES INFORMATION

  Oil and gas are generally sold from the Underlying Properties at posted and spot prices, respectively. The majority of sales from the underlying working interest properties are to major oil and gas companies. Information about purchasers of oil and gas from royalty properties is generally not provided by operators to Cross Timbers Oil as a royalty owner, or to the Trust.

OIL AND GAS RESERVES

  The following are definitions adopted by the Securities and Exchange Commission and the Financial Accounting Standards Board which are applicable to terms used in the following discussion of oil and gas reserves:

    Proved reserves- Estimated quantities of crude oil, natural gas and natural gas liquids which, upon analysis of geologic and engineering data, appear with reasonable certainty to be recoverable in the future from known oil and gas reservoirs under existing economic and operating conditions.

    Proved developed reserves- Proved reserves which can be expected to be recovered through existing wells with existing equipment and operating methods.

    Proved undeveloped reserves- Proved reserves which are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required.

    Estimated future net revenues- Also referred to herein as "estimated future net cash flows." Computational result of applying current prices of oil and gas (with consideration of price changes only to the extent provided by existing contractual arrangements) to estimated future production from proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves. Estimated future net revenues do not include the effects of the coal seam tax credit, since the Trust is not a taxable entity and the credit inures directly to the benefit of the Unit holder (see "Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves" below).

    Present value of estimated future net revenues- Also referred to herein as "standardized measure of discounted future net cash flows" or "standardized measure." Computational result of discounting estimated future net revenues at a rate of 10% annually.

  Miller and Lents, Ltd., independent petroleum engineers, have estimated oil and gas reserves attributable to the Royalty Trust Interests as of December 31, 1996, 1995, 1994 and 1993. Numerous uncertainties are inherent in estimating reserve volumes and values and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

  Reserve quantities and revenues for the Royalty Trust Interests were estimated from projections of reserves and revenues attributable to the combined interests of the Trust and Cross Timbers Oil in the subject properties. Since the Trust has defined net profits interests, the Trust does not own a specific ownership percentage of the oil and gas reserve quantities. Accordingly, reserves allocated to the Trust pertaining to its 75% net profits interest in the working interest properties have effectively been reduced to reflect recovery of the Trust's 75% portion of applicable production and development costs. Because Trust reserve quantities are determined using an allocation formula, any fluctuations in actual or assumed prices or costs will result in revisions to the estimated reserve quantities allocated to the Royalty Trust Interests.

  The standardized measure of discounted future net cash flows and changes in such discounted cash flows as presented below are prepared using assumptions required by the Financial Accounting Standards Board. Such assumptions include the use of year-end prices for oil and gas and year-end costs for estimated future development and production expenditures to produce the proved reserves. Because natural gas prices are influenced by seasonal demand, use of year-end prices, as required by the Financial Accounting Standards Board, may not be the most representative in estimating future revenues or reserve data. Future net cash flows are discounted at an annual rate of 10%. No provision is included for federal income taxes since future net revenues are not subject to taxation at the trust level.

  Oil prices used to determine the standardized measure at December 31, 1996, 1995, 1994 and 1993 were based on a West Texas Intermediate crude oil posted price of $24.25, $18.00, $16.00 and $12.50 per Bbl, respectively. The weighted average year-end gas prices used to determine the standardized measure at December 31, 1996, 1995, 1994 and 1993 were $2.64, $1.37, $1.51 and $1.75 per
Mcf, respectively.

  PROVED RESERVES

  The following table reconciles the change in proved reserves attributable to the Royalty Trust Interests from December 31, 1993 through December 31, 1996 (in thousands):

                                                75% ROYALTY
                               90% ROYALTY         TRUST
                             TRUST INTERESTS     INTERESTS          TOTAL
                             ----------------  --------------  -----------------
                              OIL      GAS       OIL     GAS     OIL      GAS
                             (BBLS)   (MCF)    (BBLS)   (MCF)  (BBLS)    (MCF)
                             ------  --------  -------  -----  -------  --------
Balance, December 31, 1993.  733.1   43,580.8    553.4  180.9  1,286.5  43,761.7
 Extensions, discoveries
  and other additions......   13.9      344.8      -0-    -0-     13.9     344.8
 Revisions of prior
  estimates................   15.8      880.0    474.7  169.5    490.5   1,049.5
 Production................  (78.6)  (3,548.1)   (21.7)  (7.5)  (100.3) (3,555.6)
                             -----   --------  -------  -----  -------  --------
Balance, December 31, 1994.  684.2   41,257.5  1,006.4  342.9  1,690.6  41,600.4
 Extensions, discoveries
  and other additions......    4.2      296.7     10.0    -0-     14.2     296.7
 Revisions of prior
  estimates................   52.4    2,299.0    341.5  121.1    393.9   2,420.1
 Production................  (71.3)  (2,967.7)   (77.8) (23.8)  (149.1) (2,991.5)
                             -----   --------  -------  -----  -------  --------
Balance, December 31, 1995.  669.5   40,885.5  1,280.1  440.2  1,949.6  41,325.7
 Extensions, discoveries
  and other additions......    7.7      174.6     17.1    -0-     24.8     174.6
 Revisions of prior
  estimates................   81.3    2,418.2    598.5  281.5    679.8   2,699.7
 Production................  (77.7)  (3,797.7)   (90.7) (31.2)  (168.4) (3,828.9)
                             -----   --------  -------  -----  -------  --------
Balance, December 31, 1996.  680.8   39,680.6  1,805.0  690.5  2,485.8  40,371.1
                             =====   ========  =======  =====  =======  ========

  During 1994, revisions of prior estimates were primarily the result of the increase in the year-end oil price from $12.50 per Bbl in 1993 to $16.00 per Bbl in 1994.

  During 1995, revisions of prior estimates of the 90% Royalty Trust Interests' proved gas reserves were primarily because of lower than anticipated production declines. Revisions of prior estimates of the 75% Royalty Trust Interests' proved reserves were primarily the result of the increase in the year-end oil price from $16.00 per Bbl in 1994 to $18.00 per Bbl in 1995.

  During 1996, revisions of prior estimates of the 90% Royalty Trust Interests' proved gas reserves were primarily because of lower than anticipated production declines, as well as the increase in the year-end gas price from $1.37 in 1995 to $2.64 in 1996. Revisions of prior estimates of the 75% Royalty Trust Interests' proved reserves were primarily because of the increase in the year-end oil price from $18.00 per Bbl in 1995 to $24.25 in 1996.

  PROVED DEVELOPED RESERVES

  The following are estimated quantities of proved developed oil and gas reserves as of December 31, 1993 and each following year-end through December 31, 1996 (in thousands):

                                                   75% ROYALTY
                                    90% ROYALTY       TRUST
                                  TRUST INTERESTS   INTERESTS        TOTAL
                                  --------------- ------------- ----------------
                                   OIL     GAS      OIL    GAS    OIL     GAS
                                  (BBLS)  (MCF)   (BBLS)  (MCF) (BBLS)   (MCF)
                                  ------ -------- ------- ----- ------- --------
December 31, 1993................ 727.8  41,026.3   502.8 173.2 1,230.6 41,199.5
                                  =====  ======== ======= ===== ======= ========
December 31, 1994................ 678.4  38,708.1   939.6 334.4 1,618.0 39,042.5
                                  =====  ======== ======= ===== ======= ========
December 31, 1995................ 665.2  38,866.6 1,203.5 429.3 1,868.7 39,295.9
                                  =====  ======== ======= ===== ======= ========
December 31, 1996................ 676.6  37,705.7 1,701.2 675.7 2,377.8 38,381.4
                                  =====  ======== ======= ===== ======= ========

  Changes in proved developed reserves are explained under "Proved Reserves" above.

  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED
  RESERVES

  The following are summary calculations of the standardized measure of discounted future net cash flows as of December 31, 1996, 1995 and 1994 (in thousands):

                                90% ROYALTY                 75% ROYALTY
                              TRUST INTERESTS             TRUST INTERESTS                 TOTAL
                          --------------------------  -------------------------  --------------------------
                                DECEMBER 31,               DECEMBER 31,                DECEMBER 31,
                          --------------------------  -------------------------  --------------------------
                            1996     1995     1994     1996     1995     1994      1996     1995     1994
                          --------  -------  -------  -------  -------  -------  --------  -------  -------
Future cash inflows.....  $119,971  $67,576  $76,053  $45,237  $22,295  $15,203  $165,208  $89,871  $91,256
Future production taxes.    (8,282)  (4,628)  (5,243)  (2,611)  (1,252)    (816)  (10,893)  (5,880)  (6,059)
                          --------  -------  -------  -------  -------  -------  --------  -------  -------
Future net cash flows...   111,689   62,948   70,810   42,626   21,043   14,387   154,315   83,991   85,197
10% discount factor.....   (56,805) (31,880) (37,056) (20,663)  (9,868)  (6,900)  (77,468) (41,748) (43,956)
                          --------  -------  -------  -------  -------  -------  --------  -------  -------
Standardized measure....  $ 54,884  $31,068  $33,754  $21,963  $11,175  $ 7,487  $ 76,847  $42,243  $41,241
                          ========  =======  =======  =======  =======  =======  ========  =======  =======

  CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED RESERVES

  The following reconciles the changes during 1996, 1995 and 1994 in the standardized measure (in thousands):

                               90% ROYALTY               75% ROYALTY
                             TRUST INTERESTS           TRUST INTERESTS                 TOTAL
                         -------------------------  ------------------------  -------------------------
                          1996     1995     1994     1996     1995     1994    1996     1995     1994
                         -------  -------  -------  -------  -------  ------  -------  -------  -------
Standardized measure,
 January 1.............. $31,068  $33,754  $38,099  $11,175  $ 7,487  $2,812  $42,243  $41,241  $40,911
 Extensions, discoveries
  and other additions...     460      388      357      178       41     -0-      638      429      357
 Accretion of discount..   2,767    3,099    3,480    1,012      692     262    3,779    3,791    3,742
 Revisions of prior
  estimates, changes in
  price and other.......  27,159   (1,576)  (1,564)  11,298    4,098   4,729   38,457    2,522    3,165
 Royalty income.........  (6,570)  (4,597)  (6,618)  (1,700)  (1,143)   (316)  (8,270)  (5,740)  (6,934)
                         -------  -------  -------  -------  -------  ------  -------  -------  -------
Standardized measure,
 December 31............ $54,884  $31,068  $33,754  $21,963  $11,175  $7,487  $76,847  $42,243  $41,241
                         =======  =======  =======  =======  =======  ======  =======  =======  =======

  DISCOUNTED PRESENT VALUE OF THE COAL SEAM TAX CREDIT

  The standardized measure above does not include the effects of the coal seam tax credit since the Trust is not a taxable entity. The following summarizes the estimated coal seam tax credit attributable to the 90% Royalty Trust Interests at December 31, 1996, 1995 and 1994. Such estimates are based on coal seam proved reserves as estimated by independent engineers, the current year estimated Btu content and the coal seam tax credit of $1.03, $1.01 and $1.00 per MMBtu at December 31, 1996, 1995 and 1994, respectively.

                                                               DECEMBER 31,
                                                           --------------------
                                                            1996   1995   1994
                                                           ------ ------ ------
   Undiscounted........................................... $5,942 $5,753 $5,250
                                                           ====== ====== ======
   Discounted present value at 10%........................ $3,895 $3,766 $3,446
                                                           ====== ====== ======

CERTAIN PROVISIONS AFFECTING SAN JUAN BASIN ROYALTY INTERESTS

  Certain instruments creating or governing some of the Underlying Properties that are royalties and overriding royalties in the San Juan Basin contain provisions that purportedly either reduce the overriding royalty interest or convert the royalty or overriding royalty interest into a working interest when average daily gas production in any month falls below 500 Mcf per well. Although the interpretation, application and continued effect of these reduction or conversion provisions are in dispute, Cross Timbers Oil believes these provisions were included in these instruments because of a federal regulation, that has since been repealed, limiting the amount of royalties and overriding royalties placed on federal leases in the San Juan Basin. No assurances, however, can be made regarding the effect of these provisions on the Trust. Cross Timbers Oil and other royalty interest owners filed a lawsuit, later joined by the Trust in 1993, to recover revenues suspended by working interest owners based on their interpretation of these reduction or conversion provisions. The Trust, Cross Timbers Oil and the other royalty owners have settled this lawsuit. See Item 3, "Legal Proceedings."

REVERSION AGREEMENT

  Certain of the underlying royalties are subject to a reversion agreement between Cross Timbers Oil and a third party. The agreement calls for Cross Timbers Oil to transfer 25% of its interest in those properties to the third party when amounts received by Cross Timbers Oil from the Underlying Properties subject to the agreement equal the purchase price of the properties plus a 1% per month return on the unrecouped purchase price ("Payout"). If Payout were to occur and the 25% interest were to be transferred to the third party, the amounts payable to the Trust would be proportionately reduced. Based on current prices and levels of production, Cross Timbers Oil has advised the Trustee that Payout is not projected to occur for more than 25 years. Unless prices and production increase substantially, this reversion agreement is not expected to have a material impact on the Trust.

REGULATION

  Natural Gas Regulation

  The interstate transportation and sale for resale of natural gas is subject to federal regulation, including transportation rates charged and various other matters, by the Federal Energy Regulatory Commission ("FERC"). Federal price controls on wellhead sales of domestic natural gas terminated on January 1, 1993. While natural gas prices are currently unregulated, Congress historically has been active in the area of natural gas regulation. It is impossible to predict whether new legislation to regulate natural gas might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, such proposals might have on the operations of the Underlying Properties.

  State Regulation

  The various states regulate the production and sale of oil and natural gas, including imposing requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells and the prevention of waste of oil and gas resources. The rates of production may be regulated and the maximum daily production allowables from both oil and gas wells may be established on a market demand or conservation basis, or both.

  Coal Seam Tax Credit

  The Trust receives royalty income from coal seam wells. Under Section 29 of the Internal Revenue Code, coal seam gas produced prior to January 1, 2003 from wells drilled after December 31, 1979 and before January 1, 1993, qualifies for the federal income tax credit for producing nonconventional fuels. This tax credit for 1996 was approximately $1.03 per MMBtu. Such credit, calculated based on the Unit holder's pro rata share of qualifying production, may not reduce the Unit holder's regular tax liability (after the foreign tax credit and certain other nonrefundable credits) below his tentative minimum tax. Any part of the Section 29 credit not allowed for the tax year solely because of this limitation is subject to certain carryover provisions.

  Other Regulation

  The petroleum industry is also subject to compliance with various other federal, state and local regulations and laws, including, but not limited to, environmental protection, occupational safety, resource conservation and equal employment opportunity. Cross Timbers Oil has advised the Trustee that it does not believe that compliance with these laws will have any material adverse effect upon the Unit holders.

ITEM 3. LEGAL PROCEEDINGS

  In December 1991, Cross Timbers Oil and its predecessor-in-title filed a lawsuit in the Eleventh Judicial District Court in San Juan County, New Mexico against Coastal Oil and Gas Corporation ("Coastal") and another party (with which the plaintiffs have since settled and dismissed from the suit). The plaintiffs are seeking to recover revenues suspended by Coastal and to obtain a judgment confirming the plaintiffs' interests. The suspended revenues are attributable to certain San Juan Basin overriding royalty interests underlying the 90% Royalty Trust Interests ("subject interests"). In August 1995, the court granted the plaintiffs a summary judgment against Coastal, affirming the ownership percentage of the subject interests claimed by the plaintiffs. Because other issues still remain to be tried before a final determination can be made in this matter, the ultimate outcome of this case cannot currently be predicted. The Trust is not a party to this litigation, but pays its proportionate share of litigation costs.

  Cross Timbers Oil has advised the Trustee that suspended revenues related to the Coastal lawsuit are estimated to be $700,000 net to the Trust. Further, if the plaintiffs are not successful in this case, Cross Timbers Oil estimates that the discounted future net cash flows from the Trust's proved reserves as of December 31, 1996 would potentially be reduced by approximately $1,000,000. Neither Cross Timbers Oil nor the Trustee can currently predict the outcome of this lawsuit, or whether or when the suspended revenues will be received.

  In August 1993, the Trust joined a lawsuit filed in the Eleventh Judicial District Court in San Juan County, New Mexico that was previously filed by Cross Timbers Oil and two other overriding royalty interest owners against Hallador Petroleum Company ("Hallador") and other owners of working interests in certain gas wells located in San Juan County, New Mexico, in which the Trust owns a net profits interest. The Trust and other plaintiffs were seeking to recover revenues suspended by the defendants and a judgment confirming the plaintiffs' interests. The defendants alleged that certain provisions in earlier documents signed by the plaintiffs' predecessors-in-title purported to convert the interests reserved by the plaintiffs into working interests during any month in which average daily production of natural gas fell below 500 Mcf per well. See Item 2, "Certain Provisions Affecting San Juan Basin Royalty Interests." The Trust and other plaintiffs denied that the interests ever converted and asserted that the purported language was inapplicable. In November 1996, the Trust and other plaintiffs settled this lawsuit. Pursuant to the settlement, Cross Timbers Oil received $750,000 in exchange for reducing its 7.5% overriding royalty interest in these properties to a 1.875% overriding royalty interest that does not convert to a working interest when daily production falls below 500 Mcf per well. The Trust owns a 90% net profits interest in Cross Timbers Oil's interest, and received $675,000 as its portion of the settlement, which was distributed on January 15, 1997 to Unit holders of record on December 31, 1996. The case is being dismissed. Because revenues from these properties have been suspended since 1990, future Trust distributions will not be reduced from historical levels by this settlement. The settlement's estimated impact on the discounted future net cash flows from the Trust's proved reserves was not material.

  Cross Timbers Oil has advised the Trustee that two lawsuits have been filed that relate to certain Texas properties underlying the 75% Royalty Trust Interests. Neither the Trust nor Cross Timbers Oil is named as a party in either suit. In the first case filed, surface owners of certain lands in Ector County, Texas brought suit in December 1994 in the 280th Judicial District Court of Harris County, Texas against various oil and gas operators and leasehold interest owners that own oil and gas leases covering the lands involved. The surface owners have alleged that the oil and gas operations of the named defendants have polluted the surface and subsurface of the land involved, including an underlying aquifer. The Trust's interest in the property involved is a 75% net overriding royalty in Cross Timbers Oil's 5.2% working interest.

  In the second case, a surface owner of lands located in Ector and Andrews Counties, Texas filed suit in September 1994 in the 125th Judicial District Court of Harris County, Texas. The surface owner has alleged that oil and gas operations on his land by various defendant oil and gas operators have contaminated the surface and the subsurface water on the land. The Trust's interest in the property involved is a 75% net overriding royalty in Cross Timbers Oil's 1.7% working interest.

  In each of the two cases, the surface owners are seeking a recovery for unspecified temporary and permanent damages to the surface and subsurface and punitive damages against the named defendants. Although the potential to the Trust for lost royalty income from these lawsuits cannot be currently estimated, Cross Timbers Oil has advised the Trustee that it does not expect that these lawsuits will have a materially adverse effect on trust corpus.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of Unit holders during 1996.

                                    PART II

ITEM 5. MARKET FOR UNITS OF THE TRUST AND RELATED SECURITY HOLDER MATTERS

  The section entitled "Units of Beneficial Interest" on page 1 of the Trust's Annual Report to Unit holders for the year ended December 31, 1996 is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

                                         YEAR ENDED DECEMBER 31,
                          ------------------------------------------------------
                             1996       1995       1994       1993       1992
                          ---------- ---------- ---------- ---------- ----------
Royalty Income..........  $8,269,875 $5,739,704 $6,934,038 $7,905,506 $7,440,276
Distributable Income....   8,076,964  5,578,227  6,748,876  7,697,537  7,304,414
Distributable Income per
 Unit...................    1.346162   0.929705   1.124811   1.282923   1.217402
Distributions per Unit..    1.346162   0.929705   1.124811   1.282923   1.217402
Total Assets at Year-
 End....................  42,716,284 45,547,459 49,587,753 52,558,166 55,901,376

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The "Trustee's Discussion and Analysis" of financial condition and results of operations for the three-year period ended December 31, 1996 on pages 6 and 7 of the Trust's Annual Report to Unit holders for the year ended December 31, 1996 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements of the Trust and the notes thereto, together with the report thereon of Arthur Andersen LLP dated March 13, 1997, appearing on pages 9 through 12 of the Trust's Annual Report to Unit holders for the year ended December 31, 1996 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There have been no changes in accountants or disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended December 31, 1996.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The Trust has no directors or executive officers. The Trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote at a meeting of the Unit holders of the holders of a majority of all the Units then outstanding.

ITEM 11. EXECUTIVE COMPENSATION

  During 1996, 1995 and 1994, the Trustee received the following annual compensation as specified in the Trust Indenture:

                                                 OTHER ANNUAL
      NAME AND PRINCIPAL POSITION          YEAR COMPENSATION (1)
      ---------------------------          ---- ---------------
      NationsBank of Texas, N.A., Trustee  1996     $10,072
                                           1995     $14,245
                                           1994     $16,281

(1) Under the Trust Indenture, the Trustee is entitled to an administrative fee of: (i) 1/20 of 1% of the first $100 million of the annual gross revenue of the Trust, and 1/30 of 1% of the annual gross revenue of the Trust in excess of $100 million, and (ii) Trustee's standard hourly rates for time in excess of 300 hours annually.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  (a) Security Ownership of Certain Beneficial Owners. The following table sets forth as of March 7, 1997 information with respect to each person known to the Trustee to beneficially own more than 5% of the outstanding Units of the Trust:

                                                           PERCENT
                                      AMOUNT AND NATURE OF   OF
      NAME AND ADDRESS                BENEFICIAL OWNERSHIP  CLASS
      ----------------                -------------------- -------
      Cross Timbers Oil Company       1,073,900 Units (1)   17.9%
      810 Houston Street, Suite 2000
      Fort Worth, TX 76102

(1) Cross Timbers Oil has the sole power to vote and dispose of 1,073,900 Units. Excluded from this amount is 198,100 Units beneficially owned by Bob R. Simpson, the Chairman and Chief Executive Officer of Cross Timbers Oil, who is also a reporting person on the Schedule 13D filed by Cross Timbers Oil.

  (b) Security Ownership of Management. The Trust has no directors or executive officers. In various fiduciary capacities, NationsBank owned as of March 7, 1997 an aggregate of 82,497 Units with a shared right to vote 11,287 of these Units and no right to vote 4,433 of these Units. NationsBank disclaims any beneficial interests in these Units. The number of Units reflected in this paragraph includes Units held by all branches of NationsBank.

  (c) Changes in Control. The Trustee knows of no arrangements which may subsequently result in a change in control of the Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In computing royalty income paid to the Trust for the 75% Royalty Trust Interests, Cross Timbers Oil deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This charge at December 31, 1996 is $19,057 per month ($228,684 annually) and is subject to annual adjustment based on an oil and gas industry index.

  During 1996, NationsBank of Texas, N.A. received $13,500 for oil and gas consulting services performed on behalf of the Trust. See Item 11 for the remuneration received by the Trustee during the years ended December 31, 1996, 1995 and 1994 and Item 12(b) for information concerning Units owned by NationsBank in various fiduciary capacities.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

  1. Financial Statements (incorporated by reference in Item 8 of this report)

    Reports of Independent Public Accountants
    Statements of Assets, Liabilities and Trust Corpus at December 31, 1996 and 1995
    Statements of Distributable Income for the years ended December 31, 1996, 1995 and 1994
    Statements of Changes in Trust Corpus for the years ended December 31, 1996, 1995 and 1994
    Notes to Financial Statements

  2.Financial Statement Schedules

      Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

  3.Exhibits

    (4)(a) Cross Timbers Royalty Trust Indenture amended and restated on January 13, 1992 by NationsBank of Texas, N.A., as Trustee, heretofore filed as Exhibit 3.1 to the Trust's Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

       (b) Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust, 90%--Texas) from South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross Timbers Partners, L.P. (predecessors of Cross Timbers Oil Company, L.P.) to NCNB Texas National Bank (now NationsBank of Texas, N.A.), as Trustee, dated February 12, 1991 (without Schedules A and B), heretofore filed as Exhibit
           10.1 to the Trust's Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

       (c) Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust, 75%--Texas) from South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross Timbers Partners, L.P. (predecessors of Cross Timbers Oil Company, L.P.) to NCNB Texas National Bank (now NationsBank of Texas, N.A.), as Trustee, dated February 12, 1991 (without Schedules A and B), heretofore filed as Exhibit
           10.5 to the Trust's Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

    (13) Cross Timbers Royalty Trust Annual Report to security holders for fiscal year ended December 31, 1996.

    (23.1) Consent of Arthur Andersen LLP

    (23.2) Consent of Miller and Lents, Ltd.

    (27)   Financial Data Schedule

      Copies of the above Exhibits are available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, NationsBank of Texas, N.A., P.O. Box 1317, Fort Worth, Texas 76101.

(b) Reports on Form 8-K

  During the last quarter of the Trust's fiscal year ended December 31, 1996, there were no reports filed on Form 8-K by the Trust with the Securities and Exchange Commission.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CROSS TIMBERS ROYALTY TRUST
                                          By NATIONSBANK OF TEXAS, N.A.,
                                           TRUSTEE

                                          By         JOE B. GRISSOM
                                            -----------------------------------
                                                     Joe B. Grissom
                                                     Vice President

                                          CROSS TIMBERS OIL COMPANY

Date: March 28, 1997                      By        LOUIS G. BALDWIN
                                            -----------------------------------
                                                    Louis G. Baldwin
                                                Senior Vice President and
                                                 Chief Financial Officer

              (The Trust has no directors or executive officers.)