Form 10-Q
period 1997-03-31
CROSS TIMBERS ROYALTY TRUST
filed 1997-05-15
CIK 881787

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934


                 For the Quarterly Period Ended March 31, 1997
                                                --------------


                          Commission File No. 1-10982
                                              -------



                          CROSS TIMBERS ROYALTY TRUST



Texas                                                      I.R.S. No. 75-6415930



                          NationsBank of Texas, N.A.
                                 P.O. Box 1317
                         Fort Worth, Texas 76101-1317

                         Telephone Number 817/390-6592



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X   No____
                      -----

Number of units of beneficial interest outstanding at May 1, 1997:  6,000,000
                                                                    ---------

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL STATEMENTS
-----------------------------



Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at March 31, 1997, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 1997 and 1996, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Arthur Andersen LLP, independent certified public accountants, have made a limited review of the condensed financial statements as of March 31, 1997, and for the three-month periods ended March 31, 1997 and 1996 included herein.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



NationsBank of Texas, N.A., as Trustee
 for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of March 31, 1997 and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of December 31, 1996 included in the Trust's 1996 annual report on Form 10-K, and in our report dated March 13, 1997, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1996 is fairly stated in all material respects in relation to the statement of assets, liabilities and trust corpus included in the Trust's 1996 annual report on Form 10-K from which it has been derived.



ARTHUR ANDERSEN LLP

Fort Worth, Texas
May 5, 1997

CROSS TIMBERS ROYALTY TRUST
--------------------------------------------------------------------------------

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                    MARCH 31,    DECEMBER 31,
                                                       1997          1996
                                                   ------------  ------------
                                                   (Unaudited)
ASSETS

Cash and short-term investments..................  $ 1,145,898    $ 1,376,687

Interest to be received..........................        1,394          1,924

Net overriding royalty interests in oil and gas
  properties - net (Note 1)......................   40,488,291     41,337,673
                                                   -----------   ------------

                                                   $41,635,583    $42,716,284
                                                   ===========   ============


LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders.............  $ 1,147,292    $ 1,378,611

Trust corpus (6,000,000 Units of beneficial
  interest authorized and outstanding)...........   40,488,291     41,337,673
                                                   -----------   ------------

                                                   $41,635,583    $42,716,284
                                                   ===========   ============

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST
--------------------------------------------------------------------------------

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                       1997              1996
                                                    ----------        ----------
Royalty income..................................... $3,114,590        $1,557,678

Interest income....................................      4,350             2,166
                                                    ----------        ----------

Total income.......................................  3,118,940         1,559,844

Administration expense.............................     49,405            35,326
                                                    ----------        ----------

Distributable income............................... $3,069,535        $1,524,518
                                                    ==========        ==========

Distributable income per Unit (6,000,000 Units)....  $0.511589        $ 0.254087
                                                     =========        ==========

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST
--------------------------------------------------------------------------------

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)



                                                                 THREE MONTHS ENDED MARCH 31,
                                                                 -----------------------------
                                                                      1997             1996
                                                                 ------------      -----------
Trust Corpus, beginning of period............................    $41,337,673       $45,118,209

Amortization of net overriding royalty interests.............       (849,382)         (788,922)

Distributable income.........................................      3,069,535         1,524,518

Distributions declared.......................................     (3,069,535)       (1,524,518)
                                                                 -----------       -----------

Trust Corpus, end of period..................................    $40,488,291       $44,329,287
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

  - Interest income, interest to be received and distribution payable to Unit holders include interest to be earned from the monthly record date (last business date of the month) through the date of the next distribution to Unit holders.

  - Trust expenses are recorded based on liabilities paid and cash reserves established by the Trustee for liabilities and contingencies.

  - Distributions to Unit holders are recorded when declared by the Trustee.

  The financial statements of the Trust differ from financial statements prepared in accordance with generally accepted accounting principles ("GAAP") because revenues are not accrued in the month of production, expenses are recognized when paid rather than when incurred, and certain cash reserves may be established for contingencies which would not be accrued under GAAP. The initial carrying value of the Royalty Trust Interests ($61,100,449) represents the net book value from the historical accounting records (successful efforts method) of predecessors to Cross Timbers Oil on February 12, 1991. Amortization of the Royalty Trust Interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization as of March 31, 1997 and December 31, 1996 is $20,612,158 and $19,762,776, respectively.

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

  Cross Timbers Oil has advised the Trustee that the Trust receives royalty income from coal seam gas wells. Production from coal seam gas wells drilled after December 31, 1979, and prior to January 1, 1993, qualifies for the Federal income tax credit for producing nonconventional fuels under Section 29 of the Internal Revenue Code. This tax credit, which was approximately $1.03 per MMBtu for 1996, is recalculated annually based on each year's qualifying production through the year 2002. Such credit, based on the Unit holder's pro rata share of qualifying production, may not reduce his regular tax liability (after the foreign tax credit and certain other non-refundable credits) below his tentative minimum tax. Any part of the Section 29 credit not allowed for the tax year solely because of this limitation is subject to certain carryover provisions. Unit holders should consult their tax advisors regarding Trust tax compliance matters.

  Based on 1997 qualifying sales volumes and the factors used in the calculation of the 1996 coal seam tax credit, the credit for the quarter ended March 31, 1997 is estimated to be $.05 per Unit. Final 1997 coal seam tax credit data will be provided to Unit holders with year-end tax information.


3. CROSS TIMBERS OIL COMPANY

  As of April 30, 1997, Cross Timbers Oil owned 20.3% of the outstanding Trust Units.


4. LITIGATION

  In May 1997, Cross Timbers Oil received suspended revenues related to a recent lawsuit settlement. See Item 1 of Part II, "Legal Proceedings."

Item 2.  Trustee's Discussion and Analysis.

Three Months Ended March 31, 1997 and 1996
------------------------------------------

For the quarter ended March 31, 1997, royalty income was $3,114,590, compared with $1,557,678 for the first quarter of 1996. This 100% increase in royalty income is the result of sharply higher oil and gas prices.

After considering interest income of $4,350 and administration expense of $49,405, distributable income for the quarter ended March 31, 1997 was $3,069,535, or $.511589 per Unit of beneficial interest. Distributions of $.133623, $.186751 and $.191215 per Unit were made to Unit holders of record on January 31, February 28 and March 31, 1997, respectively. For the quarter ended March 31, 1996, distributable income was $1,524,518, or $.254087 per Unit.

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

Volumes

Oil sales volumes decreased 1% from first quarter 1996 to 1997 because of natural decline that was largely offset by increased volumes related to the timing of cash receipts and infill drilling on one of the underlying working interest properties. Gas sales volumes decreased 2% from first quarter 1996 to 1997, primarily because of cash receipts in first quarter 1996 related to prior periods.

Prices

The average oil price for first quarter 1997 was $22.62 per barrel, an increase of 41% from the first quarter 1996 average price of $16.02. The first quarter 1997 average price reflects the rise in oil prices to six-year highs in December 1996 and January 1997.

The first quarter 1997 average gas price was $2.53 per thousand cubic feet ("Mcf"), or 87% above the first quarter 1996 price of $1.35. The first quarter 1997 average price includes sharply higher prices in November and December 1996 that resulted from increased weather-related demand. Additionally, gas prices were depressed in 1996 because of gas oversupplies in California, the primary market for San Juan Basin gas.

Costs

Costs deducted in the calculation of first quarter 1997 royalty income (see "Calculation of Royalty Income") decreased 7% or $82,433 from total costs for first quarter 1996. This was a result of a 14% or $25,437 decrease in development costs and a 13% or $95,726 decrease in production expenses, partially offset by a 12% or $38,730 increase in production and property taxes. The decreases in development and production costs generally are related to the timing of development and maintenance projects on the underlying properties.
The increase in production and property taxes is the result of increased oil and gas revenues, largely offset by a decrease in estimated property taxes.

COMPARATIVE OIL AND GAS SALES

Oil and gas sales attributable to the Underlying Properties and the Royalty Trust Interests are as follows:

                                               Three Months Ended March 31, (a)
                                               --------------------------------
                                                   1997             1996
                                               ---------------  ---------------
  OIL SALES (Bbls)

     Underlying Properties (b).................      105,459          106,466
       Average per day.........................        1,146            1,157
       Average price...........................     $  22.62         $  16.02

     Royalty Trust Interests (b)...............       55,539           35,511

  GAS SALES (Mcf).................

     Underlying Properties (b).................      945,887          964,710
       Average per day.........................       10,281           10,486
       Average price...........................     $   2.53         $   1.35

     Royalty Trust Interests (b)...............      835,124          830,757

(a) Because of the interval between time of production and receipt of royalty income by the Trust, oil and gas sales for the quarter ended March 31 generally represent oil production for the period November through January and gas production for the period October through December.

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

CALCULATION OF ROYALTY INCOME

The following is the calculation of royalty income received by the Trust for the quarters ended March 31, 1997 and 1996. See Note 1 to Condensed Financial Statements.

                                                                           Three Months Ended March 31,
                                                                 -------------------------------------------------
                                                                           1997                    1996
                                                                 -----------------------   -----------------------
                                                                    90%          75%          90%          75%
                                                                  Royalty      Royalty      Royalty      Royalty
                                                                   Trust        Trust        Trust        Trust
                                                                 Interests     Interests    Interests    Interests
                                                                 ----------   ----------   ----------   ----------
REVENUES
   Oil sales..................................................   $   490,486   $1,894,773   $  358,753   $1,346,785
   Gas sales..................................................     2,317,868       74,712    1,265,517       41,131
                                                                  ----------   ----------   ----------   ----------

         Total................................................     2,808,354    1,969,485    1,624,270    1,387,916
                                                                  ----------   ----------   ----------   ----------

COSTS
   Production and property taxes..............................       232,135      128,321      171,621      150,105
   Production expenses (a)....................................         9,162      609,017       24,574      689,331
   Development costs..........................................             -      159,829            -      185,266
                                                                  ----------   ----------   ----------   ----------

         Total................................................       241,297      897,167      196,195    1,024,702
                                                                  ----------   ----------   ----------   ----------

Net Proceeds..................................................     2,567,057    1,072,318    1,428,075      363,214

Net Profits Percentage........................................           90%          75%          90%          75%
                                                                  ----------   ----------   ----------   ----------

ROYALTY INCOME................................................    $2,310,351   $  804,239   $1,285,268   $  272,410
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

PART II - OTHER INFORMATION
---------------------------


Item 1. Legal Proceedings.

On May 14, 1997, the Trustee announced the settlement of a lawsuit filed in December 1991 by Cross Timbers Oil and its predecessor-in-title against Coastal Oil and Gas Corporation ("Coastal") in the Eleventh Judicial District Court in San Juan County, New Mexico. Cross Timbers Oil and its predecessor-in-title were seeking to recover revenues suspended by Coastal and to obtain a judgment confirming their interests. The revenues suspended were attributable to certain San Juan Basin overriding royalty interests underlying the 90% Royalty Trust Interests ("subject interests").

As part of the settlement, Coastal agreed to pay the suspended revenues and all future revenues attributable to the subject interests. Coastal further agreed that the subject interests would not be reduced or converted to a cost-bearing interest as was previously contended.

Cross Timbers Oil has advised the Trustee that on May 7, 1997 it received revenues suspended by Coastal since the Trust's inception through December 31, 1995. Accordingly, the Trustee expects to receive additional royalty income of approximately $460,000 or $.077 per Unit that will be included in the June Trust distribution to be paid on July 15, 1997 to Unit holders of record on June 30, 1997.

Coastal has further agreed to pay Cross Timbers Oil by July 31, 1997 all revenues suspended in 1996 and 1997, which Cross Timbers Oil estimates to be approximately $200,000 or $.033 per Unit. If received by Cross Timbers Oil in July, these proceeds will be distributed on September 15, 1997 to Unit holders of record on August 29, 1997.

To facilitate further development of the subject interests, Cross Timbers Oil has agreed to reduce its overriding royalty interest by one-half on any newly drilled wells. This will result in a corresponding reduction in the Trust's net profits interest in the new wells drilled on the subject interests. Furthermore, to ensure that production from existing wells is properly maintained, Cross Timbers Oil has agreed to temporarily reduce its interest in existing wells under certain circumstances, and to consider reducing its interest under other circumstances. Cross Timbers Oil has informed the Trustee that it believes that such agreed reductions in the subject interests will not significantly impact estimated future net revenues from the Trust's proved reserves.

Items 2 through 4.  Not applicable.

Item 5. Other Matters.

See Item 1, "Legal Proceedings."

Item 6. (a)  Exhibits.
                                                                           Page
                                                                          ------

     (4) (a) Cross Timbers Royalty Trust Indenture Amended and Restated on January 13, 1992 by NationsBank of Texas, N.A., as Trustee, heretofore filed as Exhibit 3.1 to the Trust's Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

                                                                       Page
                                                                      ------

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

     (15) (a)  Awareness letter of Arthur Andersen LLP                    15


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


                                  CROSS TIMBERS ROYALTY TRUST
                                  By NATIONSBANK OF TEXAS, N.A., TRUSTEE



                                  By        JOE B. GRISSOM
                                    ----------------------------------------
                                             Joe  B. Grissom
                                             Vice President



                                  CROSS TIMBERS OIL COMPANY



Date:  May 15, 1997               By        LOUIS G. BALDWIN
                                    ----------------------------------------
                                             Louis G. Baldwin
                                         Senior Vice President and
                                          Chief Financial Officer