Form 10-Q
period 1997-06-30
CROSS TIMBERS ROYALTY TRUST
filed 1997-08-06
CIK 881787

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934


                 For the Quarterly Period Ended June 30, 1997
                                                -------------


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

                         Telephone Number 817/390-6592



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes    X     No
                       -------     -------

Number of units of beneficial interest outstanding at August 1, 1997:  6,000,000
                                                                       ---------

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL STATEMENTS
-----------------------------



Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at June 30, 1997, and the distributable income and changes in trust corpus for the three and six-month periods ended June 30, 1997 and 1996, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Arthur Andersen LLP, independent certified public accountants, have made a limited review of the condensed financial statements as of June 30, 1997, and for the three and six-month periods ended June 30, 1997 and 1996 included herein.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



NationsBank of Texas, N.A., as Trustee
  for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of June 30, 1997 and the related condensed statements of distributable income and changes in trust corpus for the three and six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Trustee.

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



ARTHUR ANDERSEN LLP

Fort Worth, Texas
July 21, 1997

CROSS TIMBERS ROYALTY TRUST
--------------------------------------------------------------------------------

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS



                                                     JUNE 30,   DECEMBER 31,
                                                       1997         1996
                                                   -----------  ------------
                                                   (Unaudited)

ASSETS

Cash and short-term investments..................  $ 1,103,630   $ 1,376,687

Interest to be received..........................        1,885         1,924

Net overriding royalty interests in oil and gas
  properties - net (Note 1)......................   39,507,766    41,337,673
                                                   -----------   -----------

                                                   $40,613,281   $42,716,284
                                                   ===========   ===========


LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders.............  $ 1,105,515   $ 1,378,611

Trust corpus (6,000,000 Units of beneficial
  interest authorized and outstanding)...........   39,507,766    41,337,673
                                                   -----------   -----------

                                                   $40,613,281   $42,716,284
                                                   ===========   ===========




The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST
--------------------------------------------------------------------------------

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)



                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                        JUNE 30,                JUNE 30,
                                 ----------------------  ----------------------
                                    1997        1996        1997        1996
                                 ----------  ----------  ----------  ----------

Royalty income.................  $3,252,445  $1,910,966  $6,367,035  $3,468,644

Interest income................       5,165       2,704       9,515       4,870
                                 ----------  ----------  ----------  ----------

Total income...................   3,257,610   1,913,670   6,376,550   3,473,514

Administration expense.........      40,971      53,770      90,376      89,096
                                 ----------  ----------  ----------  ----------

Distributable income...........  $3,216,639  $1,859,900  $6,286,174  $3,384,418
                                 ==========  ==========  ==========  ==========

Distributable income per Unit
   (6,000,000 Units)...........  $  .536106  $  .309984  $ 1.047695  $  .564071
                                 ==========  ==========  ==========  ==========




The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST
--------------------------------------------------------------------------------

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)




                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                              JUNE 30,                    JUNE 30,
                                     --------------------------  --------------------------
                                         1997          1996          1997          1996
                                     ------------  ------------  ------------  ------------

Trust Corpus, beginning of period..   $40,488,291   $44,329,287   $41,337,673   $45,118,209

Amortization of net overriding
  royalty interests................      (980,525)     (859,864)   (1,829,907)   (1,648,786)

Distributable income...............     3,216,639     1,859,900     6,286,174     3,384,418

Distributions declared.............    (3,216,639)   (1,859,900)   (6,286,174)   (3,384,418)
                                      -----------   -----------   -----------   -----------

Trust Corpus, end of period........   $39,507,766   $43,469,423   $39,507,766   $43,469,423
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

    The financial statements of the Trust differ from financial statements prepared in accordance with generally accepted accounting principles ("GAAP") because revenues are not accrued in the month of production, expenses are recognized when paid rather than when incurred, and certain cash reserves may be established for contingencies which would not be accrued under GAAP. The initial carrying value of the Royalty Trust Interests ($61,100,449) represents the net book value from the historical accounting records (successful efforts method) of predecessors to Cross Timbers Oil on February 12, 1991, the creation date of the Trust. Amortization of the Royalty Trust Interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization as of June 30, 1997 and December 31, 1996 is $21,592,683 and $19,762,776,
    respectively.

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

    Cross Timbers Oil has advised the Trustee that the Trust receives royalty income from coal seam gas wells. Production from coal seam gas wells drilled after December 31, 1979, and prior to January 1, 1993, qualifies for the Federal income tax credit for producing nonconventional fuels under Section 29 of the Internal Revenue Code. This tax credit, which was approximately $1.03 per MMBtu for 1996, is recalculated annually based on each year's qualified production through the year 2002. Such credit, based on the Unit holder's pro rata share of qualifying production, may not reduce his regular tax liability (after the foreign tax credit and certain other non-refundable credits) below his tentative minimum tax. Any part of the Section 29 credit not allowed for the tax year solely because of this limitation is subject to certain carryover provisions. Unit holders should consult their tax advisors regarding use of this credit and other Trust tax compliance matters.

    Based on 1997 qualifying sales volumes and the factors used in the calculation of the 1996 coal seam tax credit, the credit for the quarter and six months ended June 30, 1997 is estimated to be $.054 and $.104 per Unit, respectively. The actual coal seam tax credit for the quarter and six months ended June 30, 1996 was $.053 and $.102, respectively. Final 1997 coal seam tax credit data will be provided to Unit holders with year-end tax information.


3.  CROSS TIMBERS OIL COMPANY

    As of July 31, 1997, Cross Timbers Oil owned 22.1% of the outstanding Trust Units.


4.  LITIGATION

    In May and July 1997, Cross Timbers Oil received suspended revenues related to a recent lawsuit settlement. See Item I of Part II, "Legal Proceedings."

Item 2.  Trustee's Discussion and Analysis.

Three Months Ended June 30, 1997 and 1996
-----------------------------------------

For the quarter ended June 30, 1997, royalty income was $3,252,445 compared with $1,910,966 for the second quarter of 1996. This 70% increase in royalty income is primarily the result of higher gas prices and lawsuit settlement proceeds of $465,000 received during the quarter.

After considering interest income of $5,165 and administration expense of $40,971, distributable income for the quarter ended June 30, 1997 was $3,216,639, or $.536106 per Unit of beneficial interest. Distributions of $.198803, $.153050 and $.184253 per Unit were made to Unit holders of record on April 30, May 30 and June 30, 1997, respectively. For the quarter ended June 30, 1996, distributable income was $1,859,900, or $.309984 per Unit.

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

Volumes

Second quarter oil sales volumes decreased 8% from 1996 to 1997 primarily because of natural production decline. Gas sales volumes increased 39% from second quarter 1996 to 1997. Increased gas sales volumes are primarily the result of 417,000 Mcf attributed to suspended revenues received in a lawsuit settlement. See Item I of Part II, "Legal Proceedings."

Prices

The average oil price for second quarter 1997 was $18.93 per barrel, an increase of 3% from the second quarter 1996 average price of $18.46.

The average gas sales price for the second quarter of 1997 was $2.10 per Mcf, an increase of 43% from the 1996 average price of $1.47 per Mcf. The second quarter 1997 average gas price includes sharply higher prices in January and February that resulted from increased weather-related demand. Additionally, second quarter 1996 prices were lower because of depressed prices in California, the primary market for San Juan Basin gas.


Costs

Costs deducted in the calculation of second quarter 1997 royalty income (see "Calculation of Royalty Income") decreased 10% or $135,168 from total costs for second quarter 1996. This was a result of a 59% or $215,830 decrease in development costs and a 1% or $5,182 decrease in production expenses, partially offset by a 25% or $85,844 increase in production and property taxes. Decreased development costs were caused by lower drilling activity on the underlying working interest properties while increased production and property taxes were primarily related to higher oil and gas revenues.

Six Months Ended June 30, 1997 and 1996
---------------------------------------

For the six months ended June 30, 1997, royalty income was $6,367,035 compared with $3,468,644 for the same 1996 period. Higher oil and gas prices and lawsuit settlement proceeds of $465,000 were the primary reasons for this 84% increase in royalty income.

After considering interest income of $9,515 and administration expense of $90,376, distributable income for the six months ended June 30, 1997 was $6,286,174, or $1.047695 per Unit of beneficial interest. For the six months ended June 30, 1996, distributable income was $3,384,418, or $.564071 per Unit.

Volumes

Oil sales volumes for the first half of 1997 decreased 4% from the comparable 1996 period. The effect of natural production decline was partially offset by increased sales volumes related to the timing of cash receipts.

Gas sales volumes increased 19% from the first six months of 1996 to 1997. This increase is primarily the result of 417,000 Mcf attributed to suspended revenues received in a lawsuit settlement. See Item I of Part II, "Legal Proceedings."

Prices

The average oil price for the first half of 1997 was $20.78 per barrel, an increase of 20% from the comparable 1996 price of $17.28.

The average gas price for the first six months of 1997 increased to $2.27 per Mcf, or 61% above the comparable 1996 price of $1.41. This increase is primarily due to significantly higher gas prices received in November through February that resulted from increased weather-related demand. Additionally, 1996 gas prices were depressed because of oversupplies in California, the primary market for San Juan Basin gas.

Costs

Costs deducted in the calculation of royalty income for the first half of 1997 decreased 8% or $217,601 from total costs for the first half of 1996. This is a result of a 44% or $241,267 decrease in development costs and a 7% or $100,908 decrease in production expenses, partially offset by a 19% or $124,574 increase in production and property taxes.

The decrease in development costs of 44% is related to a decline in drilling activity on some of the underlying working interest properties, while the decrease in production expenses of 7% is related to the timing of maintenance projects. The increase in production and property taxes is because of increased oil and gas revenues, partially offset by a decrease in estimated property taxes.

COMPARATIVE OIL AND GAS SALES

Oil and gas sales attributable to the Underlying Properties and the Royalty Trust Interests are as follows:


                                      Three Months Ended        Six Months Ended
                                         June 30, (a)             June 30, (a)
                                    ----------------------  ------------------------
                                       1997        1996        1997         1996
                                    ----------  ----------  ----------  ------------

  OIL SALES (Bbls)

     Underlying Properties (b)....     104,466     113,227     209,925      219,693
       Average per day............       1,174       1,258       1,160        1,207
       Average price..............      $18.93      $18.46      $20.78       $17.28

     Royalty Trust Interests (b)..      45,787      40,932     101,326       76,443

  GAS SALES (Mcf)

     Underlying Properties (b)....   1,423,279   1,023,698   2,369,166    1,988,408
       Average per day............      15,814      11,249      13,017       10,866
       Average price..............       $2.10       $1.47       $2.27        $1.41

     Royalty Trust Interests (b)..   1,255,653     886,015   2,090,777    1,716,772

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

CALCULATION OF ROYALTY INCOME

The following is the calculation of royalty income received by the Trust for the quarters ended June 30, 1997 and 1996. See Note 1 to Condensed Financial Statements.

                                             Three Months Ended June 30,
                                  -------------------------------------------------
                                           1997                      1996
                                  -----------------------   -----------------------

                                      90%          75%          90%          75%
                                    Royalty      Royalty      Royalty      Royalty
                                     Trust        Trust        Trust        Trust
                                   Interests    Interests    Interests    Interests
                                  ----------   ----------   ----------   ----------
REVENUES
 Oil sales......................  $  495,879   $1,481,861   $  452,291   $1,638,327
 Gas sales......................   2,926,812       57,086    1,453,342       48,448
                                  ----------   ----------   ----------   ----------

  Total.........................   3,422,691    1,538,947    1,905,633    1,686,775
                                  ----------   ----------   ----------   ----------

COSTS
 Production and property taxes..     290,591      133,708      188,887      149,568
 Production expenses (a)........       1,919      671,915        7,765      671,251
 Development costs..............           -      152,948            -      368,778
                                  ----------   ----------   ----------   ----------

  Total.........................     292,510      958,571      196,652    1,189,597
                                  ----------   ----------   ----------   ----------

NET PROCEEDS....................   3,130,181      580,376    1,708,981      497,178

Net Profit Percentage...........          90%          75%          90%          75%
                                  ----------   ----------   ----------   ----------

ROYALTY INCOME..................  $2,817,163   $  435,282   $1,538,083   $  372,883
                                  ==========   ==========   ==========   ==========

(a) Production expenses for the 75% Royalty Trust Interests include an overhead fee which is deducted and retained by Cross Timbers Oil. This fee is currently $19,438 per month, or $58,314 per quarter. This overhead fee is subject to adjustment each May based on an oil and gas industry index.

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

Cross Timbers Oil has advised the Trustee that on May 7, 1997 it received revenues suspended by Coastal since the Trust's inception through December 31, 1995. Accordingly, the Trust received additional royalty income of approximately $465,000 or $.0775 per Unit that was included in the June Trust distribution paid on July 15, 1997 to Unit holders of record on June 30, 1997.

During July 1997, Cross Timbers Oil received approximately $260,000 net to the Trust's interest, or $.043 per Unit, for revenues suspended by Coastal in 1996 and 1997. After receipt by the Trust in August, these proceeds will be distributed on September 15, 1997 to Unit holders of record on August 29, 1997.

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

Cross Timbers Oil has also advised the Trustee of the settlement of a previously filed lawsuit relating to certain Texas properties underlying the 75% Royalty Trust Interests in which Cross Timbers Oil's working interest is 1.7%. The lawsuit was filed in September 1994 in the 125th Judicial District Court of Harris County, Texas, by the surface owner of lands located in Ector and Andrews counties, Texas. The surface owner alleged that oil and gas operations on his land by various defendant oil and gas operators contaminated the surface and subsurface water on the land. Neither the Trust nor Cross Timbers Oil was named as a party in the suit. The cost to settle this lawsuit will be approximately $24,000, net to the Trust, before attorneys' fees and expenses.


Items 2 through 5.   Not applicable.

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


                                  CROSS TIMBERS ROYALTY TRUST
                                  By NATIONSBANK OF TEXAS, N.A., TRUSTEE


                                  By              JOE B. GRISSOM
                                    --------------------------------------------
                                                  Joe  B. Grissom
                                                  Vice President



                                  CROSS TIMBERS OIL COMPANY



Date:  August 6, 1997             By             LOUIS G. BALDWIN
                                    --------------------------------------------
                                                 Louis G. Baldwin
                                            Senior Vice President and
                                             Chief Financial Officer