Form 10-Q
period 1997-09-30
CROSS TIMBERS ROYALTY TRUST
filed 1997-10-17
CIK 881787

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934


               For the Quarterly Period Ended September 30, 1997
                                              ------------------


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

Number of units of beneficial interest outstanding at October 15, 1997:
6,000,000
---------

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL STATEMENTS
-----------------------------



Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at September 30, 1997, and the distributable income and changes in trust corpus for the three and nine-month periods ended September 30, 1997 and 1996, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Arthur Andersen LLP, independent certified public accountants, have made a limited review of the condensed financial statements as of September 30, 1997, and for the three and nine-month periods ended September 30, 1997 and 1996 included herein.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



NationsBank of Texas, N.A., as Trustee
 for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of September 30, 1997 and the related condensed statements of distributable income and changes in trust corpus for the three and nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Trustee.

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

The accompanying condensed financial statements are prepared on a modified cash basis as described in Note 1, which is a comprehensive basis of accounting other than generally accepted accounting principles.

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



ARTHUR ANDERSEN LLP

Fort Worth, Texas
October 8, 1997

CROSS TIMBERS ROYALTY TRUST
--------------------------------------------------------------------------------
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS



                                                   SEPTEMBER 30,   DECEMBER 31,
                                                        1997           1996
                                                   -------------   ------------
                                                    (Unaudited)

ASSETS

Cash and short-term investments..................    $   568,419    $ 1,376,687

Interest to be received..........................          1,005          1,924

Net overriding royalty interests in oil and gas
  properties - net (Note 1)......................     38,768,008     41,337,673
                                                     -----------    -----------

                                                     $39,337,432    $42,716,284
                                                     ===========    ===========


LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders.............    $   569,424    $ 1,378,611

Trust corpus (6,000,000 Units of beneficial
  interest authorized and outstanding)...........     38,768,008     41,337,673
                                                     -----------    -----------

                                                     $39,337,432    $42,716,284
                                                     ===========    ===========




The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST
--------------------------------------------------------------------------------

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)


                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                             SEPTEMBER 30,           SEPTEMBER 30,
                                        ----------------------  ----------------------
                                           1997        1996        1997        1996
                                        ----------  ----------  ----------  ----------

Royalty income.......................   $2,158,987  $1,873,196  $8,526,022  $5,341,840

Interest income......................        3,550       2,510      13,065       7,380
                                        ----------  ----------  ----------  ----------

Total income.........................    2,162,537   1,875,706   8,539,087   5,349,220

Administration expense...............       44,404      80,507     134,780     169,603
                                        ----------  ----------  ----------  ----------

Distributable income.................   $2,118,133  $1,795,199  $8,404,307  $5,179,617
                                        ==========  ==========  ==========  ==========

Distributable income per Unit
   (6,000,000 Units).................   $  .353022  $  .299200  $ 1.400717  $  .863271
                                        ==========  ==========  ==========  ==========




The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST
--------------------------------------------------------------------------------

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)



                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                            -------------------------   -------------------------
                                                1997          1996          1997          1996
                                            -----------   -----------   -----------   -----------

Trust Corpus, beginning of period........   $39,507,766   $43,469,423   $41,337,673   $45,118,209

Amortization of net overriding
  royalty interests......................      (739,758)     (872,453)   (2,569,665)   (2,521,239)

Distributable income.....................     2,118,133     1,795,199     8,404,307     5,179,617

Distributions declared...................    (2,118,133)   (1,795,199)   (8,404,307)   (5,179,617)
                                            -----------   -----------   -----------   -----------

Trust Corpus, end of period..............   $38,768,008   $42,596,970   $38,768,008   $42,596,970
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

    The financial statements of the Trust differ from financial statements prepared in accordance with generally accepted accounting principles ("GAAP") because revenues are not accrued in the month of production, expenses are recognized when paid rather than when incurred, and certain cash reserves may be established for contingencies which would not be accrued under GAAP. The initial carrying value of the Royalty Trust Interests ($61,100,449) represents the net book value from the historical accounting records (successful efforts method) of predecessors to Cross Timbers Oil on February 12, 1991, the creation date of the Trust. Amortization of the Royalty Trust Interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization as of September 30, 1997 and December 31, 1996 is $22,332,441 and $19,762,776,
    respectively.


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

    Based on 1997 qualifying sales volumes and the factors used in the calculation of the 1996 coal seam tax credit, the credit for the quarter and nine months ended September 30, 1997 is estimated to be $.054 and $.158 per Unit, respectively. The actual coal seam tax credit for the quarter and nine months ended September 30, 1996 was $.046 and $.148, respectively. Final 1997 coal seam tax credit data will be provided to Unit holders with year-end tax information.


3.  CROSS TIMBERS OIL COMPANY

    As of October 15, 1997, Cross Timbers Oil owned 22.1% of the outstanding Trust Units.


4.  LITIGATION

    In May and July 1997, Cross Timbers Oil received suspended revenues related to a lawsuit settlement. See Item I of Part II, "Legal Proceedings."

Item 2.  Trustee's Discussion and Analysis.

Three Months Ended September 30, 1997 and 1996
----------------------------------------------

For the quarter ended September 30, 1997, royalty income was $2,158,987 compared with $1,873,196 for the third quarter of 1996. This 15% increase in royalty income is primarily the result of higher gas prices and lawsuit settlement proceeds of $268,000 received during the quarter.

After considering interest income of $3,550 and administration expense of $44,404, distributable income for the quarter ended September 30, 1997 was $2,118,133, or $.353022 per Unit of beneficial interest. Distributions of $.110818, $.147300 and $.094904 per Unit were made to Unit holders of record on July 31, August 29 and September 30, 1997, respectively. For the quarter ended September 30, 1996, distributable income was $1,795,199, or $.299200 per Unit.

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

Volumes

Oil sales volumes decreased 2% from third quarter 1996 to 1997 primarily because of natural production decline. Third quarter gas sales volumes increased 22% from 1996 to 1997. This increase is primarily the result of 219,000 Mcf attributed to suspended revenues received in a lawsuit settlement. See Item I of Part II, "Legal Proceedings."

Prices

The average oil price for third quarter 1997 was $17.35 per barrel, a decrease of 7% from the third quarter 1996 average price of $18.61.

The average gas sales price for the third quarter of 1997 was $1.72 per Mcf, an
increase of 14% from the 1996 average price of $1.51 per Mcf.   San Juan Basin
gas prices significantly improved over these periods because of increased demand in California, as well as expanded markets provided by eastward bound pipeline capacity from the San Juan Basin.

Costs

Costs deducted in the calculation of third quarter 1997 royalty income (see "Calculation of Royalty Income") increased 7% or $89,890 from total costs for third quarter 1996. This was the result of a 53% or $125,707 increase in production and property taxes, partially offset by a 10% or $29,961 decrease in development costs and a 1% or $5,856 decrease in production expenses. Increased production and property taxes were the result of a $78,000 increase in estimated property taxes and increased production taxes related to higher oil and gas revenues, while decreased development costs were caused by a decline in drilling activity on the underlying working interest properties.

Nine Months Ended September 30, 1997 and 1996
---------------------------------------------

For the nine months ended September 30, 1997, royalty income was $8,526,022 compared with $5,341,840 for the same 1996 period. Higher oil and gas prices and lawsuit settlement proceeds of $733,000 were the primary reasons for this 60% increase in royalty income.

After considering interest income of $13,065 and administration expense of $134,780, distributable income for the nine months ended September 30, 1997 was $8,404,307, or $1.400717 per Unit of beneficial interest. For the nine months ended September 30, 1996, distributable income was $5,179,617, or $.863271 per Unit.

Volumes

Oil sales volumes for the first nine months of 1997 decreased 4% from the comparable 1996 period, primarily because of natural production decline. Gas sales volumes increased 20% from the first nine months of 1996 to 1997. The increase in gas sales volumes is primarily the result of 636,000 Mcf attributed to suspended revenues received in a lawsuit settlement, partially offset by natural decline in production. See Item I of Part II, "Legal Proceedings."

Prices

The average oil price for the first nine months of 1997 was $19.62 per barrel, an increase of 11% from the comparable 1996 price of $17.72.

The average gas price for the first nine months of 1997 increased to $2.10 per Mcf, or 46% above the comparable 1996 price of $1.44. This increase was primarily caused by significantly higher weather-related prices in November through February (received by the Trust in February through May). Also, 1997 San Juan Basin gas prices improved significantly with increased California demand and additional eastward bound pipeline capacity.

Costs

Costs deducted in the calculation of royalty income for the first nine months of 1997 decreased 3% or $127,711 from total costs for the first nine months of 1996. This is a result of a 31% or $271,228 decrease in development costs and a 5% or $106,764 decrease in production expenses, partially offset by a 28% or $250,281 increase in production and property taxes.

The decrease in development costs and production expenses is related to a decline in drilling activity and the timing of maintenance projects on the underlying working interest properties. The increase in production and property taxes is primarily because of production taxes on increased oil and gas revenues.

COMPARATIVE OIL AND GAS SALES

Oil and gas sales attributable to the Underlying Properties and the Royalty Trust Interests are as follows:

                                     Three Months Ended     Nine Months Ended
                                     September 30, (a)      September 30, (a)
                                     ------------------    --------------------
                                       1997       1996       1997        1996
                                     --------  --------    --------    --------

  OIL SALES (Bbls)

     Underlying Properties (b)....    107,138   108,949     317,063     328,642
       Average per day............      1,165     1,184       1,161       1,199
       Average price..............     $17.35    $18.61      $19.62      $17.72

     Royalty Trust Interests (b)..     37,828    43,855     139,154     120,298

  GAS SALES (Mcf)

     Underlying Properties (b)....  1,108,805   909,771   3,477,971   2,898,179
       Average per day............     12,185     9,997      12,740      10,577
       Average price..............      $1.72     $1.51       $2.10       $1.44

     Royalty Trust Interests (b)..    969,209   796,495   3,059,986   2,513,267

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

CALCULATION OF ROYALTY INCOME

The following is the calculation of royalty income received by the Trust for the quarters ended September 30, 1997 and 1996. See Note 1 to Condensed Financial Statements.

                                          Three Months Ended September 30,
                                  ------------------------------------------------
                                            1997                     1996
                                  -----------------------   ----------------------
                                     90%          75%          90%          75%
                                   Royalty      Royalty      Royalty      Royalty
                                    Trust        Trust        Trust        Trust
                                  Interests    Interests    Interests    Interests
                                  ----------   ----------   ----------   ----------
REVENUES
 Oil sales......................  $  442,405   $1,416,080   $  394,020   $1,632,990
 Gas sales......................   1,868,225       43,197    1,317,897       56,756
                                  ----------   ----------   ----------   ----------

  Total.........................   2,310,630    1,459,277    1,711,917    1,689,746
                                  ----------   ----------   ----------   ----------

COSTS
 Production and property taxes..     218,980      145,300      127,601      110,972
 Production expenses (a)........         515      662,116        6,684      661,803
 Development costs..............           -      282,574            -      312,535
                                  ----------   ----------   ----------   ----------

  Total.........................     219,495    1,089,990      134,285    1,085,310
                                  ----------   ----------   ----------   ----------

NET PROCEEDS....................   2,091,135      369,287    1,577,632      604,436

Net Profit Percentage...........          90%          75%          90%          75%
                                  ----------   ----------   ----------   ----------

ROYALTY INCOME..................  $1,882,022   $  276,965   $1,419,869   $  453,327
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

Cross Timbers Oil has also advised the Trustee that during July 1997 it received approximately $268,000 net to the Trust's interest, or $.045 per Unit, for revenues suspended by Coastal in 1996 and 1997. After receipt by the Trust in August, these proceeds were distributed on September 15, 1997 to Unit holders of record on August 29, 1997.

To facilitate further development of the subject interests, Cross Timbers Oil has agreed to reduce its overriding royalty interest by one-half on any newly drilled wells. This will result in a corresponding reduction in the Trust's net profits interest in the new wells drilled on the subject interests.
Furthermore, to ensure that production from existing wells is properly maintained, Cross Timbers Oil has agreed to temporarily reduce its interest in existing wells under certain circumstances, and to consider reducing its interest under other circumstances. Cross Timbers Oil has informed the Trustee that it believes that such agreed reductions in the subject interests will not significantly affect estimated future net revenues from the Trust's proved reserves.

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


                                  CROSS TIMBERS ROYALTY TRUST
                                  By NATIONSBANK OF TEXAS, N.A., TRUSTEE


                                  By               JOE B. GRISSOM
                                    --------------------------------------------
                                                   Joe  B. Grissom
                                                   Vice President



                                  CROSS TIMBERS OIL COMPANY



Date:  October 17, 1997           By             BENNIE  G. KNIFFEN
                                    --------------------------------------------
                                                 Bennie G. Kniffen
                                             Senior Vice President and
                                                     Controller