Form 10-K405
period 1997-12-31
CROSS TIMBERS ROYALTY TRUST
filed 1998-03-30
CIK 881787

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997       COMMISSION FILE NUMBER 1-10982


                               ----------------

                          CROSS TIMBERS ROYALTY TRUST
   (Exact name of registrant as specified in the Cross Timbers Royalty Trust
                                  Indenture)

                TEXAS                                    75-6415930
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)


     NATIONSBANK OF TEXAS, N.A.                          76101-1317
               TRUSTEE                                   (Zip Code)
            P.O. BOX 1317
          FORT WORTH, TEXAS
   (Address of principal executive
              offices)

       Registrant's telephone number including area code: (817) 390-6592



          Securities registered pursuant to Section 12(b) of the Act:

                                               NAME OF EACH EXCHANGE ON WHICH
         TITLE OF EACH CLASS                             REGISTERED
         -------------------                   ------------------------------

    UNITS OF BENEFICIAL INTEREST                   NEW YORK STOCK EXCHANGE

       Securities registered pursuant to Section 12(g) of the Act: None


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  At March 6, 1998, there were 6,000,000 Units of beneficial interest of the Trust outstanding with an aggregate market value on that date of $95.3 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Listed below is the only document parts of which are incorporated herein by reference and the parts of this report into which the document is incorporated:

                  1997 Annual Report to Unit Holders--Part II

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  Cross Timbers Royalty Trust ("Trust") is an express trust created under the laws of Texas pursuant to the Cross Timbers Royalty Trust Indenture ("Indenture") entered into on February 12, 1991 between the predecessors to Cross Timbers Oil Company ("Cross Timbers Oil"), as grantors, and NCNB Texas National Bank, as Trustee. NationsBank of Texas, N.A., successor of NCNB Texas National Bank, is now the Trustee of the Trust. The principal office of the Trust is located at 500 West Seventh Street, Fort Worth, Texas 76102 (telephone number 817-390-6592).

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

  The conveyance of these interests (collectively referred to as "Royalty Trust Interests") was effective as to production from and after October 1, 1990 at 7:00 a.m. The Royalty Trust Interests and the interests in the properties from which they were carved ("Underlying Properties") are further described under Item 2.

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

  During 1996 and 1997, Cross Timbers Oil's Board of Directors authorized the purchase of two million Units. As of February 28, 1998, Cross Timbers Oil owned 1,360,000 Units or 22.7% of the outstanding Units.

  Under the terms of each of the five conveyances, the Trust receives royalty income from the Royalty Trust Interests on the last business day of each month. Royalty income is determined by Cross Timbers Oil by multiplying the net profit percentage (90% or 75%) times net proceeds from the Underlying Properties for each of the five conveyances during the previous month. "Net proceeds" is defined as the excess of gross proceeds over production costs. "Gross proceeds" generally means amounts received from the sale of production (net of production taxes), subject to certain adjustments. For the 90% Royalty Trust Interests and the 75% Royalty Trust Interests, "production costs" generally means property taxes accrued, transportation, marketing and other charges. For the 75% Royalty Trust Interests only, "production costs" also includes capital and operating costs paid (e.g., drilling, production and other direct costs of owning and operating the property) and a monthly overhead charge of $19,440 (total for both 75% conveyances). If production costs exceed gross proceeds for any conveyance, such excess is carried forward to the computation of net proceeds for future months until the excess costs (plus interest accrued as specified in the conveyance) are completely recovered. Such excess production costs and related accrued interest from one conveyance cannot be used to reduce net proceeds from any other conveyance.

  The Trust is not liable for any production costs or liabilities attributable to the Royalty Trust Interests. If at any time the Trust receives royalty income in excess of the amount due, the Trust is not obligated to return such overpayment, but royalty income payable to the Trust for the next month shall be reduced by the overpayment, plus interest at the rate specified in the conveyance.

  Cross Timbers Oil does not operate or control any of the Underlying Properties, with the exception of approximately 20 overriding royalty interests in the San Juan Basin in which the Company acquired the underlying working interest in December 1997 and became operator. As a working interest owner, Cross Timbers Oil may decline participation in any operation and allow consenting parties to conduct such operations, as provided under the operating agreements. Cross Timbers Oil also can assign, sell, or otherwise transfer its interest in the Underlying Properties, subject to the Royalty Trust Interests, or can abandon an Underlying Property that is a working interest if it is incapable of producing in paying quantities, as determined by Cross Timbers Oil.

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

  Approximately 69% of the royalty income received by the Trust during 1997, as well as 69% of the estimated proved reserves of the Royalty Trust Interests at December 31, 1997 (based on the discounted present value using year-end oil and gas prices), is attributable to natural gas. There is generally a greater demand for gas during the winter months than the rest of the year. Otherwise, Trust income generally is not subject to seasonal factors, nor dependent upon patents, licenses, franchises or concessions. The Trust conducts no research activities.

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

  The Royalty Trust Interests (as defined under Item 1) are composed of:

  --the 90% Royalty Trust Interests which are carved from:

    i) producing royalty and overriding royalty interest properties in Texas, Oklahoma and New Mexico ("underlying royalties"), and

    ii) 11.11% non-participating royalty interests in nonproducing properties located primarily in Texas and Oklahoma ("underlying nonproducing royalties")

  --the 75% Royalty Trust Interests which are carved from non-operated working interests in four properties in Texas and three properties in Oklahoma ("underlying working interest properties").

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

PRODUCING ACREAGE, WELLS AND DRILLING

  Underlying Royalties. The underlying royalties are royalty and overriding royalty interests primarily located in mature producing oil and gas fields. The most significant producing region in which the underlying royalties are located is the San Juan Basin in northwestern New Mexico. The Trust's estimated proved reserves from this region totaled 31.7 Bcf at December 31, 1997, or approximately 83% of the Trust's total gas reserves at that date. Cross Timbers Oil estimates that underlying royalties in the San Juan Basin include more than 2,000 gross (approximately 30 net) wells, covering over 60,000 gross acres. Most of these wells are operated by Amoco Production Company and Burlington Resources Oil & Gas Company. Production from conventional gas wells is primarily from the Dakota, Mesaverde and Pictured Cliffs formations.

  Exploitation of coal seam gas reserves in the Fruitland formation was the most significant recent development activity in the San Juan Basin until the drilling period for the federal income tax credit expired on January 1, 1993 (see "Regulation-Coal Seam Tax Credit"). Since that date, operators in the San Juan Basin have continued to report development of coal seam gas reserves without the incentive of the federal income tax credit. It is not known whether any of this development activity has directly affected Trust reserves or production. The most significant recent activity in the San Juan Basin was the completion of additional eastward pipeline capacity during 1996, reducing the dependence of San Juan Basin gas on California markets.

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

  Underlying Working Interest Properties. The underlying working interest properties, detailed below, are developed properties undergoing secondary recovery operations:

                                                                        OWNERSHIP OF
                                                                      CROSS TIMBERS OIL
                                                                      -----------------
                                                                                 NET
                                                                      WORKING  REVENUE
  UNIT      COUNTY/STATE                    OPERATOR                  INTEREST INTEREST
  ----     ---------------                  --------                  -------- --------
North
 Cowden    Ector/Texas     Altura Production Company                     1.7%    1.4%
North
 Central
 Levelland Hockley/Texas   Mobil Producing Texas and New Mexico, Inc.    3.2%    2.1%
Penwell    Ector/Texas     Texaco Exploration and Production, Inc.       5.2%    4.6%
Sharon
 Ridge
 Canyon    Borden/Texas    Exxon Company, U.S.A.                         4.3%    2.8%
Hewitt     Carter/Oklahoma Exxon Company, U.S.A.                        11.3%    9.9%
Wildcat
 Jim Penn  Carter/Oklahoma Texaco Exploration and Production, Inc.       8.6%    7.5%
South
 Graham
 Deese     Carter/Oklahoma Maynard Oil Company                           8.2%    7.0%

  The underlying working interest properties consist of 60,154 gross (2,290 net) producing acres. As of December 31, 1997, there were 1,639 gross (76.5 net) productive oil wells, 1,127 gross (41.9 net) injection wells and no wells in process of drilling on these properties. During 1997, 15 gross (1.5 net) producing wells were drilled. During 1996, 36 gross (2.9 net) producing wells were drilled. During 1995, 24 gross (1.5 net) producing wells were drilled.

OIL AND GAS PRODUCTION

  Trust production is recognized in the period royalty income is received. Oil and gas production and average sales prices attributable to the Underlying Properties and the Royalty Trust Interests for the three years ended December 31, 1997 are as follows:

                                   90% ROYALTY                75% ROYALTY
                                 TRUST INTERESTS            TRUST INTERESTS                 TOTAL
                          ----------------------------- ----------------------- -----------------------------
                            1997      1996      1995     1997    1996    1995     1997      1996      1995
                          --------- --------- --------- ------- ------- ------- --------- --------- ---------
PRODUCTION
Underlying Properties
 Oil--Sales (Bbls)......     95,453    89,632    85,823 328,528 347,168 354,745   423,981   436,800   440,568
 Average per day
  (Bbls)................        262       245       235     900     948     972     1,162     1,193     1,207
 Gas--Sales (Mcf).......  4,301,707 4,275,047 3,403,458 117,164 110,313 109,496 4,418,871 4,385,360 3,512,954
 Average per day (Mcf)..     11,785    11,681     9,325     321     301     300    12,106    11,982     9,625
Royalty Trust Interests
 Oil--Sales (Bbls)......     82,723    77,686    71,329  94,491  90,729  77,795   177,214   168,415   149,124
 Average per day
  (Bbls)................        227       212       196     259     248     213       486       460       409
 Gas--Sales (Mcf).......  3,844,158 3,797,722 2,967,670  33,342  31,225  23,834 3,877,500 3,828,947 2,991,504
 Average per day (Mcf)..     10,532    10,376     8,131      91      86      65    10,623    10,462     8,196
AVERAGE PRICE
Underlying Properties
 Oil (per Bbl)..........     $19.41    $18.56    $16.08  $19.14  $18.61  $15.05    $19.20    $18.60    $15.25
 Gas (per Mcf)..........      $2.05     $1.50     $1.30   $1.93   $1.92   $1.40     $2.04     $1.51     $1.30

NONPRODUCING ACREAGE

  The underlying nonproducing royalties contain approximately 200,000 gross (approximately 3,000 net) acres in Texas, Oklahoma and New Mexico which were nonproducing at the date of the Trust's creation. Cross Timbers Oil is the owner of underlying mineral interests in the majority of this acreage. The Trust is entitled to

10% of oil and gas production attributable to the underlying mineral properties, but is not entitled to delay rental payments or lease bonuses. There has been no significant development of such nonproducing acreage since the Trust's creation.

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

  GENERAL

  The following are definitions adopted by the Securities and Exchange Commission and the Financial Accounting Standards Board which are applicable to terms used in the following discussion of oil and gas reserves:

    Proved reserves--Estimated quantities of crude oil, natural gas and natural gas liquids which, upon analysis of geologic and engineering data, appear with reasonable certainty to be recoverable in the future from known oil and gas reservoirs under existing economic and operating conditions.

    Proved developed reserves--Proved reserves which can be expected to be recovered through existing wells with existing equipment and operating methods.

    Proved undeveloped reserves--Proved reserves which are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required.

    Estimated future net revenues--Also referred to herein as "estimated future net cash flows." Computational result of applying current prices of oil and gas (with consideration of price changes only to the extent provided by existing contractual arrangements) to estimated future production from proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves. Estimated future net revenues do not include the effects of the coal seam tax credit, since the Trust is not a taxable entity and the credit inures directly to the benefit of the Unit holder (see "Discounted Present Value of the Coal Seam Tax Credit" below).

    Present value of estimated future net revenues--Also referred to herein as "standardized measure of discounted future net cash flows" or "standardized measure." Computational result of discounting estimated future net revenues at a rate of 10% annually.

  Miller and Lents, Ltd., independent petroleum engineers, have estimated oil and gas reserves attributable to the Royalty Trust Interests as of December 31, 1997, 1996, 1995 and 1994. Numerous uncertainties are inherent in estimating reserve volumes and values and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

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

  Oil prices used to determine the standardized measure at December 31, 1997, 1996, 1995 and 1994 were based on a West Texas Intermediate crude oil posted price of $15.50, $24.25, $18.00 and $16.00 per Bbl, respectively. The weighted average year-end gas prices used to determine the standardized measure at December 31, 1997, 1996, 1995 and 1994 were $1.76, $2.64, $1.37 and $1.51 per
Mcf, respectively.

  PROVED RESERVES

  The following table reconciles the change in proved reserves attributable to the Royalty Trust Interests from December 31, 1994 through December 31, 1997 (in thousands):

                           90% ROYALTY       75% ROYALTY
                         TRUST INTERESTS   TRUST INTERESTS          TOTAL
                         ----------------  -----------------  -----------------
                          OIL      GAS       OIL       GAS      OIL      GAS
                         (BBLS)   (MCF)     (BBLS)    (MCF)   (BBLS)    (MCF)
                         ------  --------  --------  -------  -------  --------
Balance, December 31,
 1994................... 684.2   41,257.5   1,006.4    342.9  1,690.6  41,600.4
  Extensions,
   discoveries and other
   additions............   4.2      296.7      10.0      -0-     14.2     296.7
  Revisions of prior
   estimates............  52.4    2,299.0     341.5    121.1    393.9   2,420.1
  Production............ (71.3)  (2,967.7)    (77.8)   (23.8)  (149.1) (2,991.5)
                         -----   --------  --------  -------  -------  --------
Balance, December 31,
 1995................... 669.5   40,885.5   1,280.1    440.2  1,949.6  41,325.7
  Extensions,
   discoveries and other
   additions............   7.7      174.6      17.1      -0-     24.8     174.6
  Revisions of prior
   estimates............  81.3    2,418.2     598.5    281.5    679.8   2,699.7
  Production............ (77.7)  (3,797.7)    (90.7)   (31.2)  (168.4) (3,828.9)
                         -----   --------  --------  -------  -------  --------
Balance, December 31,
 1996................... 680.8   39,680.6   1,805.0    690.5  2,485.8  40,371.1
  Extensions,
   discoveries and other
   additions............ 107.9      270.0       -0-      -0-    107.9     270.0
  Revisions of prior
   estimates............  25.5    1,779.7    (745.8)  (301.5)  (720.3)  1,478.2
  Production............ (82.7)  (3,844.1)    (94.5)   (33.4)  (177.2) (3,877.5)
                         -----   --------  --------  -------  -------  --------
Balance, December 31,
 1997................... 731.5   37,886.2     964.7    355.6  1,696.2  38,241.8
                         =====   ========  ========  =======  =======  ========

  During 1997, 1996 and 1995, revisions of prior estimates of the 90% Royalty Trust Interests' proved gas reserves were primarily because of lower than anticipated production declines. During 1997, proved oil reserves of the 90% Royalty Trust Interests increased primarily because of development drilling on Trust royalty acreage in Lea County, New Mexico. Revisions of prior estimates of the 75% Royalty Trust Interests' proved reserves in each of these years were primarily the result of changes in the year-end oil prices used in estimating proved reserves. See "General" above.

  PROVED DEVELOPED RESERVES

  The following are estimated quantities of proved developed oil and gas reserves as of December 31, 1994 and each following year-end through December 31, 1997 (in thousands):

                                  90% ROYALTY     75% ROYALTY
                                TRUST INTERESTS TRUST INTERESTS       TOTAL
                                --------------- --------------------------------
                                 OIL     GAS      OIL     GAS     OIL     GAS
                                (BBLS)  (MCF)    (BBLS)  (MCF)  (BBLS)   (MCF)
                                ------ -------- -------- -------------- --------
December 31, 1994.............. 678.4  38,708.1    939.6  334.4 1,618.0 39,042.5
                                =====  ======== ======== ====== ======= ========
December 31, 1995.............. 665.2  38,866.6  1,203.5  429.3 1,868.7 39,295.9
                                =====  ======== ======== ====== ======= ========
December 31, 1996.............. 676.6  37,705.7  1,701.2  675.7 2,377.8 38,381.4
                                =====  ======== ======== ====== ======= ========
December 31, 1997.............. 727.9  35,947.4    908.6  346.8 1,636.5 36,294.2
                                =====  ======== ======== ====== ======= ========

  Changes in proved developed reserves are explained under "Proved Reserves" above.

  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED
RESERVES

  The following are summary calculations of the standardized measure of discounted future net cash flows as of December 31, 1997, 1996 and 1995 (in thousands):

                                90% ROYALTY                  75% ROYALTY
                              TRUST INTERESTS              TRUST INTERESTS                   TOTAL
                                DECEMBER 31,                 DECEMBER 31,                 DECEMBER 31,
                         ----------------------------  --------------------------  ----------------------------
                           1997      1996      1995     1997      1996     1995      1997      1996      1995
                         --------  --------  --------  -------  --------  -------  --------  --------  --------
Future cash inflows..... $ 77,217  $119,971  $ 67,576  $14,975  $ 45,237  $22,295  $ 92,192  $165,208  $ 89,871
Future production
 taxes..................   (5,346)   (8,282)   (4,628)    (847)   (2,611)  (1,252)   (6,193)  (10,893)   (5,880)
                         --------  --------  --------  -------  --------  -------  --------  --------  --------
Future net cash flows...   71,871   111,689    62,948   14,128    42,626   21,043    85,999   154,315    83,991
10% discount factor.....  (36,221)  (56,805)  (31,880)  (6,282)  (20,663)  (9,868)  (42,503)  (77,468)  (41,748)
                         --------  --------  --------  -------  --------  -------  --------  --------  --------
Standardized measure.... $ 35,650  $ 54,884  $ 31,068  $ 7,846  $ 21,963  $11,175  $ 43,496  $ 76,847  $ 42,243
                         ========  ========  ========  =======  ========  =======  ========  ========  ========

  CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED RESERVES

  The following reconciles the changes during 1997, 1996 and 1995 in the standardized measure (in thousands):

                               90% ROYALTY                 75% ROYALTY
                             TRUST INTERESTS             TRUST INTERESTS                  TOTAL
                         --------------------------  --------------------------  --------------------------
                           1997     1996     1995      1997     1996     1995      1997     1996     1995
                         --------  -------  -------  --------  -------  -------  --------  -------  -------
Standardized measure,
 January 1.............. $ 54,884  $31,068  $33,754  $ 21,963  $11,175  $ 7,487  $ 76,847  $42,243  $41,241
 Extensions, discoveries
  and other additions...    1,311      460      388       -0-      178       41     1,311      638      429
 Accretion of discount..    4,861    2,767    3,099     1,980    1,012      692     6,841    3,779    3,791
 Revisions of prior
  estimates, changes in
  price and other.......  (16,689)  27,159   (1,576)  (14,264)  11,298    4,098   (30,953)  38,457    2,522
 Royalty income.........   (8,717)  (6,570)  (4,597)   (1,833)  (1,700)  (1,143)  (10,550)  (8,270)  (5,740)
                         --------  -------  -------  --------  -------  -------  --------  -------  -------
Standardized measure,
 December 31............ $ 35,650  $54,884  $31,068  $  7,846  $21,963  $11,175  $ 43,496  $76,847  $42,243
                         ========  =======  =======  ========  =======  =======  ========  =======  =======

  DISCOUNTED PRESENT VALUE OF THE COAL SEAM TAX CREDIT

  The standardized measure above does not include the effects of the coal seam tax credit since the Trust is not a taxable entity. The following summarizes the estimated coal seam tax credit attributable to the 90% Royalty Trust Interests at December 31, 1997, 1996 and 1995. Such estimates are based on projected coal seam gas production through the year 2002 as estimated by independent engineers, the current year estimated Btu content and the coal seam tax credit of $1.05, $1.03 and $1.01 per MMBtu at December 31, 1997, 1996 and 1995, respectively. See "Regulation--Coal Seam Tax Credit."

                                                               DECEMBER 31,
                                                           --------------------
                                                            1997   1996   1995
                                                           ------ ------ ------
                                                              (IN THOUSANDS)
   Undiscounted........................................... $3,390 $3,946 $4,125
                                                           ====== ====== ======
   Discounted present value at 10%........................ $2,784 $3,150 $3,214
                                                           ====== ====== ======

CERTAIN PROVISIONS AFFECTING SAN JUAN BASIN ROYALTY INTERESTS

  Certain instruments creating or governing some of the Underlying Properties that are royalties and overriding royalties in the San Juan Basin contain provisions that purportedly either reduce the overriding royalty interest or convert the royalty or overriding royalty interest into a working interest when gas production falls below specified levels. Cross Timbers Oil believes these provisions were included in these instruments because of a federal regulation, that has since been repealed, limiting the amount of royalties and overriding royalties placed on federal leases in the San Juan Basin. No assurances, however, can be made regarding the effect of these provisions on the Trust. Cross Timbers Oil and other royalty interest owners filed a lawsuit, later joined by the Trust in 1993, to recover revenues suspended by working interest owners based on their interpretation of these reduction or conversion provisions. The Trust, Cross Timbers Oil and the other royalty owners settled this lawsuit in 1996. See Item 3, "Legal Proceedings."

REVERSION AGREEMENT

  Certain of the underlying royalties are subject to a reversion agreement between Cross Timbers Oil and a third party. The agreement calls for Cross Timbers Oil to transfer 25% of its interest in those properties to the third party when amounts received by Cross Timbers Oil from the Underlying Properties subject to the agreement equal the purchase price of the properties plus a 1% per month return on the unrecouped purchase price ("Payout"). If Payout were to occur and the 25% interest were to be transferred to the third party, the amounts payable to the Trust would be proportionately reduced. Based on 1997 prices and levels of production, Cross Timbers Oil has advised the Trustee that Payout is not projected to occur for more than 20 years. Unless prices and production increase substantially, this reversion agreement is not expected to have a material impact on the Trust.

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

  Coal Seam Tax Credit

  The Trust receives royalty income from coal seam wells. Under Section 29 of the Internal Revenue Code, coal seam gas produced prior to January 1, 2003 from wells drilled after December 31, 1979 and before January 1, 1993, qualifies for the federal income tax credit for producing nonconventional fuels. This tax credit for 1997 was approximately $1.05 per MMBtu. Such credit, calculated based on the Unit holder's pro rata share of qualifying production, may not reduce the Unit holder's regular tax liability (after the foreign tax credit and certain other nonrefundable credits) below his tentative minimum tax. Any part of the Section 29 credit not allowed for the tax year solely because of this limitation is subject to certain carryover provisions.

  Other Regulation

  The petroleum industry is also subject to compliance with various other federal, state and local regulations and laws, including, but not limited to, regulations and laws relating to environmental protection, occupational safety, resource conservation and equal employment opportunity. Cross Timbers Oil has advised the Trustee that it does not believe that compliance with these laws will have any material adverse effect upon the Unit holders.

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

  As part of the settlement, Coastal agreed to pay the suspended revenues and all future revenues attributable to the subject interests. Coastal further agreed that the subject interests would not be reduced or converted to a cost-bearing interest as was previously contended. As a result of the settlement, the Trust received additional royalty income of approximately $465,000 or $.0775 per Unit that was included in the June Trust distribution paid on July 15, 1997 to Unit holders of record on June 30, 1997, and it received approximately $268,000 or $.0447 per Unit of royalty income which was distributed on September 15, 1997 to Unit holders of record on August 29, 1997.

  To facilitate further development of the subject interests, Cross Timbers Oil agreed to reduce its overriding royalty interest by one-half on any newly drilled wells. This will result in a corresponding reduction in the Trust's net profits interest in the new wells drilled on the subject interests. Furthermore, to ensure that production from existing wells is properly maintained, Cross Timbers Oil agreed to temporarily reduce its interest in existing wells under certain circumstances, and to consider reducing its interest under other circumstances. Cross Timbers Oil informed the Trustee that it believes that such agreed reductions in the subject interests will not significantly affect estimated future net revenues from the Trust's proved reserves.

  In August 1993, the Trust joined a lawsuit filed in the Eleventh Judicial District Court in San Juan County, New Mexico that was previously filed by Cross Timbers Oil and others against owners of working interests in certain gas wells located in San Juan County, New Mexico, in which the Trust owns a net profits interest, seeking to recover revenues suspended by the defendants. The defendants alleged that certain provisions in earlier documents signed by the plaintiffs' predecessors-in-title purported to convert the interests reserved by the plaintiffs into working interests during any month in which production of natural gas fell below specified levels. See Item 2, "Certain Provisions Affecting San Juan Basin Royalty Interests." The Trust and other plaintiffs denied that the interests ever converted and asserted that the purported language was inapplicable. In November 1996, the Trust and other plaintiffs settled this lawsuit. Pursuant to the settlement, Cross Timbers Oil received $750,000 in exchange for reducing its 7.5% overriding royalty interest in these properties to a 1.875% overriding royalty interest that does not convert to a working interest when production falls below specified levels. The Trust owns a 90% net profits interest in Cross Timbers Oil's interest, and received $675,000 or $0.1125 per Unit as its portion of the settlement, which was distributed on January 15, 1997 to Unit holders of record on December 31, 1996.

  Cross Timbers Oil has advised the Trustee that a lawsuit has been filed that relates to certain Texas properties underlying the 75% Royalty Trust Interests. Neither the Trust nor Cross Timbers Oil is named as a party in the suit. Surface owners of certain lands in Ector County, Texas brought suit in December 1994 in the 280th Judicial District Court of Harris County, Texas against various oil and gas operators and leasehold interest owners that own oil and gas leases covering the lands involved. The surface owners have alleged that the oil and gas operations of the named defendants have polluted the surface and subsurface of the land involved, including an underlying aquifer. The surface owners are seeking a recovery for unspecified temporary and permanent damages to the surface and subsurface and punitive damages against the named defendants. The Trust's interest in the property involved is a 75% net overriding royalty in Cross Timbers Oil's 5.2% working interest. Although the potential to the Trust for lost royalty income from this lawsuit cannot be currently estimated, Cross Timbers Oil has advised the Trustee that it does not expect that this lawsuit will have a materially adverse effect on trust corpus.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of Unit holders during 1997.

                                    PART II

ITEM 5. MARKET FOR UNITS OF THE TRUST AND RELATED SECURITY HOLDER MATTERS

  The section entitled "Units of Beneficial Interest" on page 1 of the Trust's Annual Report to Unit holders for the year ended December 31, 1997 is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

                                            YEAR ENDED DECEMBER 31,
                          -----------------------------------------------------------
                             1997        1996        1995        1994        1993
                          ----------- ----------- ----------- ----------- -----------
Royalty Income..........  $10,549,668 $ 8,269,875 $ 5,739,704 $ 6,934,038 $ 7,905,506
Distributable Income....   10,407,250   8,076,964   5,578,227   6,748,876   7,697,537
Distributable Income per
 Unit...................     1.734541    1.346162    0.929705    1.124811    1.282923
Distributions per Unit..     1.734541    1.346162    0.929705    1.124811    1.282923
Total Assets at Year-
 End....................   38,767,918  42,716,284  45,547,459  49,587,753  52,558,166

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The "Trustee's Discussion and Analysis" of financial condition and results of operations for the three-year period ended December 31, 1997 on pages 6 and 7 of the Trust's Annual Report to Unit holders for the year ended December 31, 1997 is incorporated herein by reference.

  Year 2000

  The Trustee has been advised by Cross Timbers Oil that timely modification of its computer systems for year 2000 compliance is not considered a material risk to the Trust and that no costs of such modifications will be incurred by the Trust. Cross Timbers Oil currently does not have information regarding year 2000 compliance of major product purchasers and operators of the Underlying Properties. If these parties do not achieve timely year 2000 compliance, timely Trust distributions to Unit holders could be adversely affected. Since the Trust does not use the Trustee's computer systems in any significant capacity, the Trustee's year 2000 compliance will not affect the Trust.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements of the Trust and the notes thereto, together with the report thereon of Arthur Andersen LLP dated March 18, 1998, appearing on pages 9 through 12 of the Trust's Annual Report to Unit holders for the year ended December 31, 1997 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There have been no changes in accountants or disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended December 31, 1997.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The Trust has no directors or executive officers. The Trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote at a meeting of the Unit holders of the holders of a majority of all the Units then outstanding.

ITEM 11. EXECUTIVE COMPENSATION

  The Trustee received the following annual compensation from 1995 through 1997 as specified in the Trust Indenture:

                                               OTHER ANNUAL
                                               COMPENSATION
     NAME AND PRINCIPAL POSITION          YEAR     (1)
     ---------------------------          ---- ------------
     NationsBank of Texas, N.A., Trustee  1997    $7,806
                                          1996    10,072
                                          1995    14,245

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  (a) Security Ownership of Certain Beneficial Owners. The following table sets forth as of March 6, 1998 information with respect to each person known to the Trustee to beneficially own more than 5% of the outstanding Units of the Trust:

                                     AMOUNT AND NATURE OF PERCENT
     NAME AND ADDRESS                BENEFICIAL OWNERSHIP OF CLASS
     ----------------                -------------------- --------
     Cross Timbers Oil Company       1,360,000 Units (1)    22.7%
     810 Houston Street, Suite 2000
     Fort Worth, TX 76102

     Haven Capital Management, Inc.    308,240 Units (2)     5.1%
     665 Third Avenue
     New York, NY 10017

(1) Cross Timbers Oil has the sole power to vote and dispose of 1,360,000
    Units.
(2) As reported on Schedule 13G, at December 31, 1997, Haven Capital Management, Inc. has the sole power to dispose of 304,240 Units held in client accounts, and has sole power to vote and dispose of 4,000 shares held in its profit sharing plan trust.

  (b) Security Ownership of Management. The Trust has no directors or executive officers. In various fiduciary capacities, NationsBank owned as of March 10, 1998 an aggregate of 89,377 Units with a shared right to vote 11,287 of these Units and no right to vote 10,433 of these Units. NationsBank disclaims any beneficial interests in these Units. The number of Units reflected in this paragraph includes Units held by all branches of NationsBank.

  (c) Changes in Control. The Trustee knows of no arrangements which may subsequently result in a change in control of the Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In computing royalty income paid to the Trust for the 75% Royalty Trust Interests, Cross Timbers Oil deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This charge at December 31, 1997 is $19,440 per month, or $233,280 annually (net to the Trust of $14,580 or $174,960 annually), and is subject to annual adjustment based on an oil and gas industry index.

  During 1997, NationsBank of Texas, N.A. received $10,500 for oil and gas consulting services performed on behalf of the Trust. See Item 11 for the remuneration received by the Trustee from 1995 through 1997 and Item 12(b) for information concerning Units owned by NationsBank in various fiduciary capacities.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

  1.Financial Statements (incorporated by reference in Item 8 of this report)

    Report of Independent Public Accountants
    Statements of Assets, Liabilities and Trust Corpus at December 31, 1997 and 1996
    Statements of Distributable Income for the years ended December 31, 1997, 1996 and 1995
    Statements of Changes in Trust Corpus for the years ended December 31, 1997, 1996 and 1995
    Notes to Financial Statements

  2.Financial Statement Schedules

      Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

  3.Exhibits

        (4) (a) Cross Timbers Royalty Trust Indenture amended and restated on
                January 13, 1992 by NationsBank of Texas, N.A., as Trustee, heretofore filed as Exhibit 3.1 to the Trust's Registration
                Statement No. 33-44385 filed with the Securities and Exchange
                Commission on February 19, 1992, is incorporated herein by reference.
            (b) Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust,
                90%--Texas) from South Timbers Limited Partnership, West
                Timbers Limited Partnership, North Timbers Limited Partnership,
                East Timbers Limited Partnership, Hickory Timbers Limited
                Partnership, and Cross Timbers Partners, L.P. (predecessors of
                Cross Timbers Oil Company, L.P.) to NCNB Texas National Bank
                (now NationsBank of Texas, N.A.), as Trustee, dated February
                12, 1991 (without Schedules A and B), heretofore filed as
                Exhibit 10.1 to the Trust's Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February
                19, 1992, is incorporated herein by reference.
            (c) Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust,
                75%--Texas) from South Timbers Limited Partnership, West
                Timbers Limited Partnership, North Timbers Limited Partnership,
                East Timbers Limited Partnership, Hickory Timbers Limited
                Partnership, and Cross Timbers Partners, L.P. (predecessors of
                Cross Timbers Oil Company, L.P.) to NCNB Texas National Bank
                (now NationsBank of Texas, N.A.), as Trustee, dated February
                12, 1991 (without Schedules A and B), heretofore filed as
                Exhibit 10.5 to the Trust's Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February
                19, 1992, is incorporated herein by reference.
        (13) Cross Timbers Royalty Trust Annual Report to security holders for fiscal year ended December 31, 1997.
         (23.1) Consent of Arthur Andersen LLP
         (23.2) Consent of Miller and Lents, Ltd.

      Copies of the above Exhibits are available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, NationsBank of Texas, N.A., P.O. Box 1317, Fort Worth, Texas 76101.

(b) Reports on Form 8-K

  During the last quarter of the Trust's fiscal year ended December 31, 1997, there were no reports filed on Form 8-K by the Trust with the Securities and Exchange Commission.

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

                                        CROSS TIMBERS ROYALTY TRUST
                                        By NATIONSBANK OF TEXAS, N.A., TRUSTEE

                                                     JOE B. GRISSOM
                                        By: ____________________________________
                                                     Joe B. Grissom
                                                     Vice President

                                        CROSS TIMBERS OIL COMPANY


                                                    LOUIS G. BALDWIN
Date: March 30, 1998                    By: ____________________________________
                                                    Louis G. Baldwin
                                             Senior Vice President and Chief
                                                    Financial Officer

              (The Trust has no directors or executive officers.)