Form 10-Q
period 1998-03-31
CROSS TIMBERS ROYALTY TRUST
filed 1998-05-13
CIK 881787

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934


                 For the Quarterly Period Ended    March 31, 1998
                                                   --------------


                          Commission File No. 1-10982
                                              -------



                          CROSS TIMBERS ROYALTY TRUST



        Texas                                        I.R.S. No. 75-6415930



                               NationsBank, N.A.
                                 P.O. Box 1317
                         Fort Worth, Texas 76101-1317

                         Telephone Number 817/390-6592



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X   No
                       ---     ---

Number of units of beneficial interest outstanding at May 1, 1998:  6,000,000
                                                                    ---------

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL STATEMENTS
-----------------------------



Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at March 31, 1998, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 1998 and 1997, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



NationsBank, N.A., as Trustee
 for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of March 31, 1998 and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of December 31, 1997 included in the Trust's 1997 annual report on Form 10-K, and in our report dated March 18, 1998, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1997 is fairly stated in all material respects in relation to the statement of assets, liabilities and trust corpus included in the Trust's 1997 annual report on Form 10-K from which it has been derived.



ARTHUR ANDERSEN LLP

Fort Worth, Texas
May 7, 1998

CROSS TIMBERS ROYALTY TRUST
-------------------------------------------------------------------------------

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS



                                                     MARCH 31,      DECEMBER 31,
                                                       1998             1997
                                                   -----------     -------------
                                                   (Unaudited)

ASSETS

Cash and short-term investments..................  $   536,526      $    662,486

Interest to be received..........................          885             1,065

Net overriding royalty interests in oil and gas
  properties - net (Note 1)......................   37,423,696        38,104,367
                                                   -----------      ------------

                                                   $37,961,107      $ 38,767,918
                                                   ===========      ============


LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders.............  $   537,411      $    663,551

Trust corpus (6,000,000 Units of beneficial
  interest authorized and outstanding)...........   37,423,696        38,104,367
                                                   -----------      ------------

                                                   $37,961,107      $ 38,767,918
                                                   ===========      ============




The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST
-------------------------------------------------------------------------------

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)



                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                      1998           1997
                                                  -------------  -------------

Royalty income..................................    $2,335,418     $3,114,590

Interest income.................................         3,771          4,350
                                                    ----------     ----------

Total income....................................     2,339,189      3,118,940

Administration expense..........................        44,220         49,405
                                                    ----------     ----------

Distributable income............................    $2,294,969     $3,069,535
                                                    ==========     ==========

Distributable income per Unit (6,000,000 Units)     $ 0.382494     $ 0.511589
                                                    ==========     ==========




The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST
--------------------------------------------------------------------------------

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)



                                                     THREE MONTHS ENDED MARCH 31,
                                                    ------------------------------
                                                         1998            1997
                                                    --------------  --------------

Trust Corpus, beginning of period.................    $38,104,367     $41,337,673

Amortization of net overriding royalty interests..       (680,671)       (849,382)

Distributable income..............................      2,294,969       3,069,535

Distributions declared............................     (2,294,969)     (3,069,535)
                                                      -----------     -----------

Trust Corpus, end of period.......................    $37,423,696     $40,488,291
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



1.  BASIS OF ACCOUNTING

    The financial statements of Cross Timbers Royalty Trust ("the Trust") are prepared on the following basis:

    - Royalty income recorded for a month is the amount computed and paid by the interest owner, Cross Timbers Oil Company ("Cross Timbers Oil"), to NationsBank, N.A. ("Trustee"), as Trustee for the Trust. Royalty income consists of the amounts received by Cross Timbers Oil from the sale of production less applicable costs ("net proceeds") from the properties underlying the net overriding royalty interests ("Royalty Trust Interests") conveyed to the Trust. Net proceeds are multiplied by net profit percentages of 90% in the case of Royalty Trust Interests carved from certain royalty interests in New Mexico, Oklahoma and Texas ("90% Royalty Trust Interests") and 75% in the case of Royalty Trust Interests carved from seven working interest properties in Oklahoma and Texas ("75% Royalty Trust Interests").

       Applicable costs deducted in the calculation of net proceeds for the 90% Royalty Trust Interests generally include applicable taxes, transportation, marketing and legal costs, and do not include other production and development costs. For the 75% Royalty Trust Interests, such costs include production expenses, development costs, applicable taxes, operating charges and other costs.

    - Royalty income is computed separately for each of five conveyances under which the Royalty Trust Interests were conveyed to the Trust. If monthly costs exceed revenues for any conveyance ("excess costs"), such excess cannot reduce royalty income from other conveyances, but is carried forward with accrued interest to be recovered from future net proceeds of that conveyance. See Note 3.

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

    The financial statements of the Trust differ from financial statements prepared in accordance with generally accepted accounting principles ("GAAP") because revenues are not accrued in the month of production, expenses are recognized when paid rather than when incurred, and certain cash reserves may be established for contingencies which would not be accrued under GAAP. The initial carrying value of the Royalty Trust Interests ($61,100,449) represents the net book value from the historical accounting records (successful efforts method) of predecessors to Cross Timbers Oil on February 12, 1991. Amortization of the Royalty Trust Interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization as of March 31, 1998 and December 31, 1997 is $23,676,753 and $22,996,082, respectively.

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

    Cross Timbers Oil has advised the Trustee that the Trust receives royalty income from coal seam gas wells. Production from coal seam gas wells drilled after December 31, 1979, and prior to January 1, 1993, qualifies for the Federal income tax credit for producing nonconventional fuels under Section 29 of the Internal Revenue Code. This tax credit, which was approximately $1.05 per MMBtu for 1997, is recalculated annually based on each year's qualifying production through the year 2002. Such credit, based on the Unit holder's pro rata share of qualifying production, may not reduce his regular tax liability (after the foreign tax credit and certain other non-refundable credits) below his tentative minimum tax. Any part of the Section 29 credit not allowed for the tax year solely because of this limitation is subject to certain carryover provisions. Unit holders should consult their tax advisors regarding Trust tax compliance matters.

    Based on 1998 qualifying sales volumes and the factors used in the calculation of the 1997 coal seam tax credit, the credit for the quarter ended March 31, 1998 is estimated to be $.037 per Unit. The actual coal seam credit for the quarter ended March 31, 1997 was $.052 per Unit. The decline in the first quarter coal seam tax credit from 1997 to 1998 is primarily because of adjustments to prior period coal seam gas sales volumes. Final 1998 coal seam tax credit data will be provided to Unit holders with year-end tax information.


3.  EXCESS COSTS

    Cross Timbers Oil has advised the Trustee that, in the calculation of royalty income for the month of April 1998, costs exceeded revenues for the Texas conveyance of the 75% Royalty Trust Interests by $92,914. Such excess costs plus accrued interest must be recovered from future net proceeds of the Texas conveyance of the 75% Royalty Trust Interests before this conveyance can again contribute to Trust royalty income. See Item 2, "Trustee's Discussion and Analysis - Excess Costs."

Item 2.  Trustee's Discussion and Analysis.

Three Months Ended March 31, 1998 and 1997
------------------------------------------

For the quarter ended March 31, 1998, royalty income was $2,335,418, compared with $3,114,590 for the first quarter of 1997. This 25% decrease in royalty income is primarily the result of significantly lower oil prices and decreased gas sales volumes.

After considering interest income of $3,771 and administration expense of $44,220, distributable income for first quarter 1998 was $2,294,969, or $0.382494 per Unit of beneficial interest. Distributions of $0.148984, $0.143942 and $0.089568 per Unit were made to Unit holders of record on January 30, February 27 and March 31, 1998, respectively. Distributable income for first quarter 1997 was $3,069,535, or $0.511589 per Unit.

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

Volumes

Oil sales volumes decreased 1% from first quarter 1997 to 1998 because of natural production decline, partially offset by the timing of cash receipts. Gas sales volumes decreased 12% from first quarter 1997 to 1998, primarily because of volume adjustments related to prior periods and the timing of cash receipts. Excluding such prior period adjustments and cash receipt timing differences, gas sales volumes declined approximately 2% from first quarter 1997 to 1998. Such 2% decline includes an estimated 4% natural decline in gas production, partially offset by a 2% increase in gas sales volumes related to new wells drilled during 1997 on some of the Texas 90% Royalty Trust Interests.

Prices

The average oil price for first quarter 1998 was $16.15 per barrel, a decrease
of 29% from the first quarter 1997 average price of $22.62.    Because of the
two-month interval between oil production and receipt by the Trust of related royalty income, the first quarter 1997 average price reflects the rise in oil prices to six-year highs in December 1996 and January 1997. Similarly, the first quarter 1998 average oil price includes two months of lower prices following the sharp decline in oil prices that began in December 1997. After hitting a decade-low of $11.00, prices began to increase in late March. The average posted West Texas Intermediate oil price for February through April 1998 (related to royalty income to be received by the Trust in second quarter 1998) was $13.26.

The first quarter 1998 average gas price was $2.59 per thousand cubic feet ("Mcf"), or 2% above the first quarter 1997 price of $2.53. Cross Timbers Oil has advised the Trustee that it expects the average gas price for first quarter 1998 production (related to royalty income to be received by the Trust in second quarter 1998) to decline to approximately $1.90 because of reduced demand during a milder than normal winter.

Costs

Costs deducted in the calculation of first quarter 1998 royalty income (see "Calculation of Royalty Income") increased 5% or $61,876 from total costs for first quarter 1997. This was a result of a 14% or $87,362 increase in production expenses, partially offset by an 8% or $12,840 decrease in development costs and a 4% or $12,646 decrease in production and property taxes. Changes in production expense and development costs are primarily related to the timing of maintenance and development projects on the underlying working interest properties. Decreased Oklahoma drilling costs offset costs related to a carbon dioxide injection project that began on one of the Texas underlying working interest properties in 1998. See "Excess Costs" below. Production taxes decreased with decreased oil and gas revenues, partially offset by increased estimated property taxes.

Excess Costs

Cross Timbers Oil has advised the Trustee that, in the calculation of Trust royalty income for the month of April 1998, costs exceeded revenues by $92,914 for the Texas conveyance of the 75% Royalty Trust Interests. Such excess costs are the result of lower oil prices and increased development costs related to the carbon dioxide injection project that began during the first quarter.
Excess costs from one conveyance cannot reduce royalty income computed under another conveyance; therefore, cumulative excess costs plus accrued interest must be recovered from future net proceeds of the underlying Texas working interest properties before these properties can again contribute to Trust royalty income. The Texas 75% Royalty Trust Interests contributed approximately $0.07 per Unit to first quarter 1997 royalty income, or 14% of first quarter 1997 distributions. Primarily because of lower oil prices in December 1997 and January 1998, the Texas 75% Royalty Trust Interests contributed only $0.015 per Unit to first quarter 1998 royalty income, or 4% of first quarter 1998 distributions.

Amortization

Amortization of Royalty Trust Interests, which is directly charged to trust corpus, decreased to $680,671 for first quarter 1998 from $849,382 for the prior year quarter. Decreased amortization is the result of lower gas sales volumes for the quarter, as well as reduced oil sales volumes allocated to the Royalty Trust Interests because of lower oil prices.

COMPARATIVE OIL AND GAS SALES

Oil and gas sales attributable to the Underlying Properties and the Royalty Trust Interests are as follows:

                                    Three Months Ended March 31, (a)
                                    --------------------------------
                                         1998             1997
                                    ---------------  ---------------
  OIL SALES (Bbls)................

     Underlying Properties (b)....          104,686          105,459
       Average per day............            1,138            1,146
       Average price..............           $16.15           $22.62

     Royalty Trust Interests (b)..           37,062           55,539

  GAS SALES (Mcf).................

     Underlying Properties (b)....          835,901          945,887
       Average per day............            9,086           10,281
       Average price..............            $2.59            $2.53

     Royalty Trust Interests (b)..          725,665          835,124

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

CALCULATION OF ROYALTY INCOME

The following is the calculation of royalty income received by the Trust for the quarters ended March 31, 1998 and 1997. See Note 1 to Condensed Financial Statements.

                                      Three Months Ended March 31,
                             -------------------------------------------------
                                     1998                       1997
                             -----------------------   -----------------------
                                 90%          75%          90%          75%
                               Royalty      Royalty      Royalty      Royalty
                                Trust        Trust        Trust        Trust
                              Interests    Interests    Interests    Interests
                             ----------   ----------   ----------   ----------
REVENUES...................
 Oil sales.................  $  410,780   $1,279,730   $  490,486   $1,894,773
 Gas sales.................   2,115,125       45,704    2,317,868       74,712
                             ----------   ----------   ----------   ----------

  Total....................   2,525,905    1,325,434    2,808,354    1,969,485
                             ----------   ----------   ----------   ----------

COSTS......................
 Production and property
  taxes....................     211,444      136,366      232,135      128,321
 Production expenses (a)                     705,541        9,162      609,017
 Development costs.........         -        146,989         -         159,829
                             ----------   ----------   ----------   ----------


  Total....................     211,444      988,896      241,297      897,167
                             ----------   ----------   ----------   ----------

Net Proceeds...............   2,314,461      336,538    2,567,057    1,072,318

Net Profits Percentage.....          90%          75%          90%          75%
                             ----------   ----------   ----------   ----------

ROYALTY INCOME.............  $2,083,015   $  252,403   $2,310,351   $  804,239
                             ==========   ==========   ==========   ==========

(a) Production expenses for the 75% Royalty Trust Interests include an overhead fee that is deducted and retained by Cross Timbers Oil. This fee is currently $19,438 per month, or $58,314 per quarter. This overhead fee is subject to adjustment each May based on an oil and gas industry index.

PART II - OTHER INFORMATION
---------------------------


Items 1 through 4.    Not applicable.

Item 5.     Other Information.

            At the close of business on May 6, 1998, the Trustee merged with and into NationsBank, N.A. The Trustee is now NationsBank, N.A., successor by merger to NationsBank of Texas, N.A., as Trustee.

Item 6. (a) Exhibits.
                                                                            Page
                                                                            ----

  (4) (a) Cross Timbers Royalty Trust Indenture Amended and Restated on January 13, 1992 by NationsBank of Texas, N.A.(now NationsBank, N.A.), as Trustee, heretofore filed as Exhibit 3.1 to the Trust's Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

        (b) Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust,
            90% - Texas) from South Timbers Limited Partnership, West
            Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross Timbers Partners, L.P. (predecessors of Cross Timbers Oil Company, L.P. which subsequently merged into Cross Timbers Oil Company) to NCNB Texas National Bank (now NationsBank, N.A.), as Trustee, dated February 12, 1991 (without Schedules A and B), heretofore filed as Exhibit 10.1 to the Trust's Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

        (c) Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust,
            75% - Texas) from South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross Timbers Partners, L.P. (predecessors of Cross Timbers Oil Company, L.P. which subsequently merged into Cross Timbers Oil Company) to NCNB Texas National Bank (now NationsBank, N.A.), as Trustee, dated February 12, 1991 (without Schedules A and B), heretofore filed as
            Exhibit 10.5 to the Trust's Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

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


                                  CROSS TIMBERS ROYALTY TRUST
                                  By NATIONSBANK, N.A., TRUSTEE



                                  By    JOE B. GRISSOM
                                     -----------------------------
                                        Joe  B. Grissom
                                        Vice President



                                  CROSS TIMBERS OIL COMPANY



Date: May 13, 1998                By    LOUIS G. BALDWIN
                                     -----------------------------
                                        Louis G. Baldwin
                                     Senior Vice President and
                                      Chief Financial Officer