Form 10-Q
period 1998-06-30
CROSS TIMBERS ROYALTY TRUST
filed 1998-08-13
CIK 881787

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                  For the Quarterly Period Ended June 30, 1998
                                                 -------------


                          Commission File No. 1-10982
                                              -------


                          CROSS TIMBERS ROYALTY TRUST



            Texas                                 I.R.S. No. 75-6415930


                               NationsBank, N.A.
                                 P.O. Box 1317
                         Fort Worth, Texas 76101-1317

                         Telephone Number 817/390-6592



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes    X     No
                       -------     -------

Number of units of beneficial interest outstanding at August 1, 1998:  6,000,000
                                                                       ---------

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL STATEMENTS
-----------------------------

Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at June 30, 1998, and the distributable income and changes in trust corpus for the three and six-month periods ended June 30, 1998 and 1997, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



NationsBank, N.A., as Trustee
 for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of June 30, 1998 and the related condensed statements of distributable income and changes in trust corpus for the three and six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Trustee.

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



ARTHUR ANDERSEN LLP

Fort Worth, Texas
July 30, 1998

CROSS TIMBERS ROYALTY TRUST
--------------------------------------------------------------------------------


CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                     JUNE 30,    DECEMBER 31,
                                                       1998          1997
                                                   ------------  ------------
                                                   (Unaudited)
ASSETS

Cash and short-term investments..................  $   518,714    $   662,486
Interest to be received..........................          791          1,065
Net overriding royalty interests in oil and gas
  properties - net (Note 1)......................   36,921,936     38,104,367
                                                   -----------   ------------
                                                   $37,441,441    $38,767,918
                                                   ===========   ============

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders.............  $   519,505    $   663,551
Trust corpus (6,000,000 Units of beneficial
  interest authorized and outstanding)...........   36,921,936     38,104,367
                                                   -----------   ------------
                                                   $37,441,441    $38,767,918
                                                   ===========   ============


The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST
--------------------------------------------------------------------------------

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)



                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                              JUNE 30,                JUNE 30,
                                       ----------------------  ----------------------
                                          1998        1997        1998        1997
                                       ----------  ----------  ----------  ----------
Royalty income.................        $1,654,355  $3,252,445  $3,989,773  $6,367,035
Interest income................             2,541       5,165       6,312       9,515
                                       ----------  ----------  ----------  ----------
Total income...................         1,656,896   3,257,610   3,996,085   6,376,550
Administration expense.........            49,497      40,971      93,717      90,376
                                       ----------  ----------  ----------  ----------
Distributable income...........        $1,607,399  $3,216,639  $3,902,368  $6,286,174
                                       ==========  ==========  ==========  ==========
Distributable income per Unit
   (6,000,000 Units)...........        $ 0.267899  $ 0.536106  $ 0.650393  $ 1.047695
                                       ==========  ==========  ==========  ==========


The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST
--------------------------------------------------------------------------------

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                    JUNE 30,                    JUNE 30,
                                            -------------------------  --------------------------
                                               1998          1997         1998          1997
                                            -----------  ------------  ------------  ------------
Trust Corpus, beginning of period..         $37,423,696   $40,488,291   $38,104,367   $41,337,673
Amortization of net overriding
  royalty interests................            (501,760)     (980,525)   (1,182,431)   (1,829,907)
Distributable income...............           1,607,399     3,216,639     3,902,368     6,286,174
Distributions declared.............          (1,607,399)   (3,216,639)   (3,902,368)   (6,286,174)
                                            -----------   -----------   -----------   -----------
Trust Corpus, end of period........         $36,921,936   $39,507,766   $36,921,936   $39,507,766
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

    The financial statements of the Trust differ from financial statements prepared in accordance with generally accepted accounting principles ("GAAP") because revenues are not accrued in the month of production, expenses are recognized when paid rather than when incurred, and certain cash reserves may be established for contingencies which would not be accrued under GAAP. The initial carrying value of the Royalty Trust Interests ($61,100,449) represents the net book value from the historical accounting records (successful efforts method) of predecessors to Cross Timbers Oil on February 12, 1991, the creation date of the Trust. Amortization of the Royalty Trust Interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization as of June 30, 1998 and December 31, 1997 is $24,178,513 and $22,996,082, respectively.

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

    Cross Timbers Oil has advised the Trustee that the Trust receives royalty income from coal seam gas wells. Production from coal seam gas wells drilled after December 31, 1979, and prior to January 1, 1993, qualifies for the Federal income tax credit for producing nonconventional fuels under Section 29 of the Internal Revenue Code. This tax credit, which was approximately $1.05 per MMBtu for 1997, is recalculated annually based on each year's qualified production through the year 2002. Such credit, based on the Unit holder's pro rata share of qualifying production, may not reduce his regular tax liability (after the foreign tax credit and certain other non-refundable credits) below his tentative minimum tax. Any part of the Section 29 credit not allowed for the tax year solely because of this limitation is subject to certain carryover provisions. Unit holders should consult their tax advisors regarding use of this credit and other Trust tax compliance matters.

    Based on 1998 qualifying sales volumes and the factors used in the calculation of the 1997 coal seam tax credit, the credit for the quarter and six months ended June 30, 1998 is estimated to be $.048 and $.085 per Unit, respectively. The actual coal seam tax credit for the quarter and six months ended June 30, 1997 was $.047 and $.099, respectively. Final 1998 coal seam tax credit data will be provided to Unit holders with year-end tax information.


3.  EXCESS COSTS

    Cross Timbers Oil has advised the Trustee that, in the calculation of royalty income for the three months ending June 30, 1998, costs exceeded revenues for the Texas conveyance of the 75% Royalty Trust Interests by $143,400. Such excess costs plus accrued interest of $2,352 must be recovered from future net proceeds of the Texas conveyance of the 75% Royalty Trust Interests before this conveyance can again contribute to Trust royalty income. See Item 2, "Trustee's Discussion and Analysis - Excess Costs."


4.  CROSS TIMBERS OIL COMPANY

    On June 16, 1998, the Trust and Cross Timbers Oil filed a registration statement with the Securities and Exchange Commission to sell 1,360,000 Units (22.7% of outstanding Units) held by Cross Timbers Oil. As Cross Timbers Oil stated in a related news release, the filing was made in anticipation of better commodity prices and any sale is dependent on an improved market for oil and gas equities. The Trust did not participate in Cross Timbers Oil's decisions to acquire or sell Units and will not receive any of the proceeds in the event of such sale.

Item 2.  Trustee's Discussion and Analysis.

THREE MONTHS ENDED JUNE 30, 1998 AND 1997
-----------------------------------------

For the quarter ended June 30, 1998, royalty income was $1,654,355 compared with $3,252,445 for the second quarter of 1997. This 49% decrease in royalty income is primarily the result of lower oil and gas prices and lawsuit settlement proceeds of $465,000 received during the second quarter of 1997.

After considering interest income of $2,541 and administration expense of $49,497, distributable income for the quarter ended June 30, 1998 was $1,607,399, or $0.267899 per Unit of beneficial interest. Distributions of $0.105032, $0.076283 and $0.086584 per Unit were made to Unit holders of record on April 30, May 29 and June 30, 1998, respectively. For the quarter ended June 30, 1997, distributable income was $3,216,639, or $0.536106 per Unit.

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

Volumes

Second quarter oil sales volumes decreased 7% from 1997 to 1998 primarily because of natural production decline. Gas sales volumes decreased 35% from second quarter 1997 to 1998 primarily because of 417,000 Mcf related to suspended revenues received in a lawsuit settlement in second quarter 1997, as well as the timing of cash receipts. Excluding reduced volumes from the lawsuit settlement and cash receipt timing differences, gas sales volumes declined approximately 7% because of reduced demand during the warmer 1998 winter and natural production decline.

Prices

The average oil price for second quarter 1998 declined 32% to $12.91 per barrel from the second quarter 1997 price of $18.93.

The average gas sales price for the second quarter of 1998 was $1.88 per Mcf, 10% lower than the 1997 price of $2.10. The second quarter 1997 price included sharply higher gas prices in January and February that resulted from increased winter weather-related demand.

Costs

Before the reduction for excess costs (see "Excess Costs" below), costs deducted in the calculation of second quarter 1998 royalty income (see "Calculation of Royalty Income") increased 4% or $44,964 over total costs for second quarter 1997. This was a result of a 117% or $178,345 increase in development costs, partially offset by a 5% or $36,674 decrease in production expenses and a 23% or $96,707 net decrease in production and property taxes.

Changes in production expense and development costs are primarily related to the timing of maintenance and development projects on the underlying working interest properties. Increased development costs are related to a carbon dioxide injection project that began in 1998 on one of the Texas underlying working interest properties, partially offset by decreased Oklahoma drilling costs. Production taxes decreased with lower oil and gas revenues, partially offset by increased estimated property taxes.

Excess Costs

During the second quarter 1998, costs exceeded revenues for the Texas conveyance of the 75% Royalty Trust Interests by $143,400, or $107,550 net to the Trust. Such excess costs are the result of lower oil prices and increased development costs related to the carbon dioxide injection project that began during the first quarter. Excess costs from one conveyance cannot reduce royalty income computed under another conveyance; therefore, cumulative excess costs plus accrued interest must be recovered from future net proceeds of the underlying Texas working interest properties before these properties can again contribute to Trust royalty income. The Texas 75% Royalty Trust Interests contributed approximately $0.04 per Unit to second quarter 1997 royalty income, or 7% of second quarter 1997 distributions.

Amortization

Amortization of Royalty Trust Interests, which is directly charged to trust corpus, decreased to $501,760 for second quarter 1998 from $980,525 for the prior year quarter. Decreased amortization is the result of lower gas sales volumes for the quarter, as well as reduced oil sales volumes allocated to the Royalty Trust Interests because of lower oil prices.


SIX MONTHS ENDED JUNE 30, 1998 AND 1997
---------------------------------------

For the six months ended June 30, 1998, royalty income was $3,989,773 compared with $6,367,035 for the same 1997 period. Lower oil and gas prices and lawsuit settlement proceeds of $465,000 received in 1997 were the primary reasons for this 37% decrease in royalty income.

After considering interest income of $6,312 and administration expense of $93,717, distributable income for the six months ended June 30, 1998 was $3,902,368, or $0.650393 per Unit of beneficial interest. For the six months ended June 30, 1997, distributable income was $6,286,174, or $1.047695 per Unit.

Volumes

Oil sales volumes for the first half of 1998 decreased 4% from the comparable 1997 period primarily because of natural production decline. Gas sales volumes decreased 26% from the first six months of 1997 primarily as a result of 417,000 Mcf related to suspended revenues received in a 1997 lawsuit settlement. The remaining gas volume decrease is primarily related to prior period volume adjustments and the timing of cash receipts. Excluding such adjustments, cash receipt timing differences and the lawsuit settlement, gas sales volumes declined approximately 6% because of reduced demand during the warmer 1998 winter and natural production decline.

Prices

The average oil price for the first half of 1998 declined 30% to $14.59 per barrel from the comparable 1997 price of $20.78.

The average gas price for the first six months of 1998 decreased 2% to $2.22 per Mcf from the comparable 1997 price of $2.27.

Costs

Before the reduction for excess costs (see "Excess Costs" below), costs deducted in the calculation of royalty income for the first half of 1998 increased 4% or $106,840 over total costs for the first half of 1997. This is a result of a 53% or $165,505 increase in development costs and a 4% or $50,688 increase in production expenses, partially offset by a 14% or $109,353 net decrease in production and property taxes.

The increase in development costs of 53% is related to a carbon dioxide injection project on one of the Texas underlying working interest properties that began in 1998, partially offset by decreased Oklahoma drilling costs. Increased production expenses are related to the timing of maintenance projects. The decrease in production taxes is because of lower oil and gas revenues, partially offset by increased estimated property taxes.

Excess Costs

During the first half of 1998, costs exceeded revenues for the Texas conveyance of the 75% Royalty Trust Interests by $143,400, net to the Trust of $107,550. See "Three Months Ended June 30, 1998 and 1997 -Excess Costs" above. The Texas 75% Royalty Trust Interests contributed approximately $0.11 per Unit to royalty income for the first half 1997, or 11% of distributions for that period.

Amortization

Amortization of Royalty Trust Interests, which is directly charged to trust corpus, decreased to $1,182,431 for first half 1998 from $1,829,907 for the comparable prior year period. Decreased amortization is the result of lower gas sales volumes, as well as reduced oil sales volumes allocated to the Royalty Trust Interests because of lower oil prices.

COMPARATIVE OIL AND GAS SALES

Oil and gas sales attributable to the Underlying Properties and the Royalty Trust Interests are as follows:

                                     Three Months Ended       Six Months Ended
                                        June 30, (a)            June 30, (a)
                                    --------------------  ------------------------
                                      1998       1997        1998         1997
                                    --------  ----------  ----------  ------------
  OIL SALES (Bbls)
     Underlying Properties (b)....    97,064     104,466     201,750      209,925
       Average per day............     1,091       1,174       1,115        1,160
       Average price..............  $  12.91  $    18.93  $    14.59   $    20.78
     Royalty Trust Interests (b)..    22,535      45,787      59,597      101,326

  GAS SALES (Mcf)
     Underlying Properties (b)....   926,605   1,423,279   1,762,506    2,369,166
       Average per day............    10,296      15,814       9,684       13,017
       Average price..............  $   1.88  $     2.10  $     2.22   $     2.27
     Royalty Trust Interests (b)..   800,294   1,255,653   1,525,959    2,090,777

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

CALCULATION OF ROYALTY INCOME

The following is the calculation of royalty income received by the Trust for the quarters ended June 30, 1998 and 1997. See Note 1 to Condensed Financial Statements.

                                           Three Months Ended June 30,
                                  ------------------------------------------------
                                          1998                      1997
                                  ----------------------   -----------------------
                                     90%          75%         90%          75%
                                   Royalty      Royalty     Royalty      Royalty
                                    Trust        Trust       Trust        Trust
                                  Interests    Interests   Interests    Interests
                                  ----------   ---------   ---------    ----------
REVENUES
 Oil sales......................  $  306,410   $ 946,531   $  495,879   $1,481,861
 Gas sales......................   1,710,546      34,432    2,926,812       57,086
                                  ----------   ---------   ----------   ----------
  Total.........................   2,016,956     980,963    3,422,691    1,538,947
                                  ----------   ---------   ----------   ----------
COSTS
 Production and property taxes..     212,413     115,179      290,591      133,708
 Production expenses (a)........       1,876     635,284        1,919      671,915
 Development costs..............           -     331,293            -      152,948
 Excess costs (b)...............           -    (143,400)           -            -
                                  ----------   ---------   ----------   ----------
  Total.........................     214,289     938,356      292,510      958,571
                                  ----------   ---------   ----------   ----------
NET PROCEEDS....................   1,802,667      42,607    3,130,181      580,376
Net Profit Percentage...........          90%         75%          90%          75%
                                  ----------   ---------   ----------   ----------
ROYALTY INCOME..................  $1,622,400   $  31,955   $2,817,163   $  435,282
                                  ==========   =========   ==========   ==========


(a) Production expenses for the 75% Royalty Trust Interests include an overhead fee which is deducted and retained by Cross Timbers Oil. This fee is currently $21,440 per month, or $64,320 per quarter. This overhead fee is subject to adjustment each May based on an oil and gas industry index.

(b) See Note 3 to Condensed Financial Statements.

PART II - OTHER INFORMATION
---------------------------


Item 1.  Legal Proceedings.

Cross Timbers Oil has advised the Trustee that a lawsuit relating to certain Texas properties underlying the 75% Royalty Trust Interests has been settled. Neither the Trust nor Cross Timbers Oil was named as a party in the suit, filed by surface owners of certain lands in Ector County, Texas. The surface owners brought suit against various oil and gas operators and leasehold interest owners that own oil and gas leases covering the lands involved, alleging that the oil and gas operations of the named defendants polluted the surface and subsurface of the land involved. The Trust's interest in the property involved is a 75% net overriding royalty in Cross Timbers Oil's 5.2% working interest. The cost of the settlement net to the Trust's interest was approximately $18,000.


Item 2 through 5.  Not Applicable


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

       Exhibit Number
       and Description                                                Page
       ---------------                                                ----

       (4)(a) Cross Timbers Royalty Trust Indenture Amended and Restated on January 13, 1992 by NationsBank of Texas, N.A. (now NationsBank, N.A.) as Trustee, heretofore filed as Exhibit 3.1 to the Trust's Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

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

               N.A.), as Trustee, dated February 12, 1991
               (without Schedules A and B), heretofore filed as
               Exhibit 10.5 to the Trust's Registration Statement
               No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.


         (15)  Awareness letter of Arthur Andersen LLP           17


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


                                  CROSS TIMBERS ROYALTY TRUST
                                  By NATIONSBANK, N.A., TRUSTEE


                                  By  /s/ JOE B. GRISSOM
                                      ----------------------------
                                          Joe  B. Grissom
                                          Vice President



                                  CROSS TIMBERS OIL COMPANY



Date:  August 13, 1998            By  /s/ LOUIS G. BALDWIN
                                      ----------------------------
                                          Louis G. Baldwin
                                          Senior Vice President and
                                          Chief Financial Officer