Form 10-Q
period 1998-09-30
CROSS TIMBERS ROYALTY TRUST
filed 1998-10-30
CIK 881787

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934


               For the Quarterly Period Ended September 30, 1998


                          Commission File No. 1-10982



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

Number of units of beneficial interest outstanding at October 30, 1998:
6,000,000

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL STATEMENTS



Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at September 30, 1998 and the distributable income and changes in trust corpus for the three and nine-month periods ended September 30, 1998 and 1997, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



NationsBank, N.A., as Trustee
 for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of September 30, 1998, and the related condensed statements of distributable income and changes in trust corpus for the three and nine-month periods ended September 30, 1998 and 1997, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the Trustee.

A review consists principally of inquiries and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

The accompanying condensed financial statements are prepared on a modified cash basis as described in Note 1 which is a comprehensive basis of accounting other than generally accepted accounting principles.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above in order for them to be in conformity with the basis of accounting described in Note 1.

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



ARTHUR ANDERSEN LLP

Fort Worth, Texas
October 8, 1998

CROSS TIMBERS ROYALTY TRUST
--------------------------------------------------------------------------------


CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS


                                                   SEPTEMBER 30,   DECEMBER 31,
                                                        1998           1997
                                                   --------------  ------------
                                                    (Unaudited)

ASSETS

Cash and short-term investments..................    $   481,109    $   662,486

Interest to be received..........................            784          1,065

Net overriding royalty interests in oil and gas
  properties - net (Note 1)......................     36,435,122     38,104,367
                                                     -----------   ------------

                                                     $36,917,015    $38,767,918
                                                     ===========   ============


LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders.............    $   481,893    $   663,551

Trust corpus (6,000,000 Units of beneficial
  interest authorized and outstanding)...........     36,435,122     38,104,367
                                                     -----------   ------------

                                                     $36,917,015    $38,767,918
                                                     ===========   ============




The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST
--------------------------------------------------------------------------------

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)


                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                       SEPTEMBER 30,           SEPTEMBER 30,
                                  ----------------------  ----------------------
                                     1998        1997        1998        1997
                                  ----------  ----------  ----------  ----------

Royalty income................    $1,672,455  $2,158,987  $5,662,228  $8,526,022

Interest income...............         2,596       3,550       8,908      13,065
                                  ----------  ----------  ----------  ----------

Total income..................     1,675,051   2,162,537   5,671,136   8,539,087

Administration expense........        37,763      44,404     131,480     134,780
                                  ----------  ----------  ----------  ----------

Distributable income..........    $1,637,288  $2,118,133  $5,539,656  $8,404,307
                                  ==========  ==========  ==========  ==========

Distributable income per Unit
   (6,000,000 Units)..........    $ 0.272882   $0.353022   $0.923276   $1.400717
                                  ==========  ==========  ==========  ==========




The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST
--------------------------------------------------------------------------------

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                             SEPTEMBER 30,               SEPTEMBER 30,
                                      -------------------------   --------------------------
                                         1998           1997          1998           1997
                                      -----------   -----------   -----------    -----------
Trust Corpus, beginning of period..   $36,921,936   $39,507,766   $38,104,367    $41,337,673

Amortization of net overriding
  royalty interests................      (486,814)     (739,758)   (1,669,245)    (2,569,665)

Distributable income...............     1,637,288     2,118,133     5,539,656      8,404,307

Distributions declared.............    (1,637,288)   (2,118,133)   (5,539,656)    (8,404,307)
                                      -----------   -----------   -----------    -----------

Trust Corpus, end of period........   $36,435,122   $38,768,008   $36,435,122    $38,768,008
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

CROSS TIMBERS ROYALTY TRUST
--------------------------------------------------------------------------------

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.  BASIS OF ACCOUNTING

    The financial statements of the Cross Timbers Royalty Trust ("the Trust") are prepared on the following basis:

    - Royalty income recorded for a month is the amount computed and paid by the interest owner, Cross Timbers Oil Company ("Cross Timbers Oil"), to NationsBank , N.A. ("Trustee"), as Trustee for the Trust. Royalty income consists of the amounts received by Cross Timbers Oil from the sale of production less applicable costs ("net proceeds") from the properties underlying the net overriding royalty interests ("Royalty Trust Interests") conveyed to the Trust. Net proceeds are multiplied by net profit percentages of 90% in the case of Royalty Trust Interests carved from certain royalty interests in New Mexico, Oklahoma and Texas ("90% Royalty Trust Interests") and 75% in the case of Royalty Trust Interests carved from seven working interest properties in Oklahoma and Texas ("75% Royalty Trust Interests").

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

    The financial statements of the Trust differ from financial statements prepared in accordance with generally accepted accounting principles ("GAAP") because revenues are not accrued in the month of production, expenses are recognized when paid rather than when incurred, and certain cash reserves may be established for contingencies which would not be accrued under GAAP. The initial carrying value of the Royalty Trust Interests ($61,100,449) represents the net book value from the historical accounting records (successful efforts method) of predecessors to Cross Timbers Oil on February 12, 1991, the creation date of the Trust. Amortization of the Royalty Trust Interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization as of September 30, 1998 and December 31, 1997 is $24,665,327 and $22,996,082, respectively.

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

    Based on 1998 qualifying sales volumes and the factors used in the calculation of the 1997 coal seam tax credit, the credit for the quarter and nine months ended September 30, 1998 is estimated to be $.045 and $.130 per Unit, respectively. The actual coal seam tax credit for the quarter and nine months ended September 30, 1997 was $0.065 and $0.164 respectively. Final 1998 coal seam tax credit data will be provided to Unit holders with year-end tax information.


3.  EXCESS COSTS

    Cross Timbers Oil has advised the Trustee that, in the calculation of royalty income for the three months ending September 30, 1998, costs exceeded revenues for the 75% Royalty Trust Interests by $220,943, or $165,707 net to the Trust. Cumulative excess costs through September 30, 1998 were $364,343, or $273,257 net to the Trust. Such excess costs plus accrued interest of approximately $8,700 must be recovered from future net proceeds of the 75% Royalty Trust Interests before these conveyances can again contribute to Trust royalty income. See Item 2, "Trustee's Discussion and Analysis - Excess Costs."


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

Item 2.  Trustee's Discussion and Analysis.

Year 2000

"Year 2000," or the ability of computer systems to process dates with years beyond 1999, affects almost all companies and organizations. Computer systems that are not Year 2000 compliant by January 1, 2000 may have a material adverse effect on companies and organizations that rely upon those systems.

The Trust's timely receipt of royalty income and disbursement of distributable income to Unit holders is largely dependent upon performance by Cross Timbers Oil, ChaseMellon Shareholder Services, L.L.C. and other third parties. The Trustee has been advised by Cross Timbers Oil that Year 2000 modifications have been made to most of its computer systems and such modifications are currently being tested. No costs of such modifications will be incurred by the Trust. However, with the exception of approximately 20 overriding royalty interests in the San Juan Basin, Cross Timbers Oil does not operate any of the Underlying Properties, nor does Cross Timbers Oil or any of its affiliates generally purchase significant production from the Underlying Properties. Therefore, the Trust's Year 2000 exposure is primarily dependent upon compliance of ChaseMellon Shareholder Services, L.L.C. and operators and product purchasers of significant Underlying Properties, as well as vendors who supply critical goods and services to these third parties.

The Trustee and Cross Timbers Oil are identifying significant third parties to formally inquire about their Year 2000 status. However, despite their efforts to assure that such third parties are Year 2000 compliant, the Trustee and Cross Timbers Oil cannot provide assurance that all significant third parties will achieve timely Year 2000 compliance. Such failure to achieve Year 2000 compliance could have a material adverse impact on timely Trust distributions to Unit holders.


Three Months Ended September 30, 1998 and 1997

For the quarter ended September 30, 1998, royalty income was $1,672,455 compared with $2,158,987 for the third quarter of 1997. This 23% decrease in royalty income is primarily the result of lower oil prices and lawsuit settlement proceeds of $268,000 received during the third quarter of 1997.

After considering interest income of $2,596 and administration expense of $37,763, distributable income for the quarter ended September 30, 1998 was $1,637,288, or $0.272882 per Unit of beneficial interest. Distributions of $0.079742, $0.112824 and $0.080316 per Unit were made to Unit holders of record on July 31, August 31 and September 30, 1998, respectively. For the quarter ended September 30, 1997, distributable income was $2,118,133, or $0.353022 per Unit.

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

Volumes

Third quarter oil sales volumes decreased 10% from 1997 to 1998 primarily because of natural production decline and timing of cash receipts. Gas sales volumes decreased 13% over these periods primarily because of 219,000 Mcf related to suspended revenues received in a lawsuit settlement in third quarter 1997, partially offset by an increase related to the timing of cash receipts. Excluding reduced volumes from the lawsuit settlement and cash receipt timing differences, gas sales volumes declined approximately 5% because of natural production decline.

Prices

The average oil price for third quarter 1998 declined 33% to $11.69 per barrel from the third quarter 1997 price of $17.35. The average gas sales price for the third quarter of 1998 increased 8% to $1.85 per Mcf, from the third quarter 1997 price of $1.72.

Costs

Before the reduction for excess costs (see "Excess Costs" below), costs deducted in the calculation of third quarter 1998 royalty income (see "Calculation of Royalty Income") decreased 3% or $41,067 from total costs for third quarter 1997. This was primarily the result of a 20% or $71,990 net decrease in production and property taxes related to lower oil and gas revenues. This decrease was partially offset by an 11% or $32,125 increase in development costs.

Changes in production expense and development costs are usually related to the timing of maintenance and development projects on the underlying working interest properties. Increased development costs are related to a 1998 carbon dioxide injection project on one of the Texas underlying working interest properties, partially offset by decreased Oklahoma drilling costs.

Excess Costs

During third quarter 1998, costs exceeded revenues for the 75% Royalty Trust Interests by $220,943, or $165,707 net to the Trust. Cumulative excess costs through September 30, 1998 were $354,276 for the underlying Texas working interest properties and $10,067 for the underlying Oklahoma working interest properties, or a total of $364,343 ($273,257 net to the Trust). Such excess costs are the result of low oil prices and increased development costs related to the 1998 carbon dioxide injection project. Excess costs from one conveyance cannot reduce royalty income computed under another conveyance; therefore, cumulative excess costs plus accrued interest (approximately $8,700 at September 30, 1998) must be recovered from the respective future net proceeds of the underlying Texas and Oklahoma working interest properties before these properties can again contribute to Trust royalty income.

After recovery of cumulative excess costs and accrued interest of $10,184, the underlying Oklahoma working interest properties again contributed to royalty income in October 1998. Cross Timbers Oil has informed the Trustee that it cannot predict when the underlying Texas working interest properties will again contribute to royalty income since recovery of excess costs is dependent upon future oil prices and development costs. The 75% Royalty Trust Interests contributed approximately $0.05 per Unit ($0.03 from the underlying Texas working interest properties and $0.02 from the underlying Oklahoma working interest properties) to third quarter 1997 royalty income, or 14% of third quarter 1997 distributions.

Amortization

Amortization of Royalty Trust Interests, which is directly charged to trust corpus, decreased to $486,814 for third quarter 1998 from $739,758 for the prior year quarter. Decreased amortization is the result of lower gas sales volumes for the quarter, as well as reduced oil sales volumes allocated to the Royalty Trust Interests because of lower oil prices.


Nine Months Ended September 30, 1998 and 1997

For the nine months ended September 30, 1998, royalty income was $5,662,228 compared with $8,526,022 for the same 1997 period. The primary reasons for this 34% decrease in royalty income are lower oil prices and lower gas sales volumes which were largely attributable to lawsuit settlement proceeds of $733,000 received in 1997.

After considering interest income of $8,908 and administration expense of $131,480, distributable income for the nine months ended September 30, 1998 was $5,539,656, or $0.923276 per Unit of beneficial interest. For the nine months ended September 30, 1997, distributable income was $8,404,307, or $1.400717 per Unit.

Volumes

Oil sales volumes for the first nine months of 1998 decreased 6% from the comparable 1997 period primarily because of natural production decline. Gas sales volumes decreased 750,577 Mcf or 22% from the first nine months of 1997 primarily as a result of 636,000 Mcf related to suspended revenues received in a 1997 lawsuit settlement. The remaining gas volume decrease is primarily related to natural decline and prior period volume adjustments, partially offset by the timing of cash receipts. Excluding such adjustments, cash receipt timing differences and the lawsuit settlement, gas sales volumes declined approximately 6% because of natural production decline and reduced demand during the warmer 1997-1998 winter.

Prices

The average oil price for the first nine months of 1998 declined 30% to $13.65 per barrel from the comparable 1997 price of $19.62. The average gas price of $2.09 for the first nine months of 1998 remained relatively unchanged in relation to the comparable 1997 price of $2.10.

Costs

Before the reduction for excess costs (see "Excess Costs" below), costs deducted in the calculation of royalty income for the first nine months of 1998 increased 2% or $65,773 over total costs for the first nine months of 1997. This is a result of a 33% or $197,630 increase in development costs and a 3% or $49,486 increase in production expenses, partially offset by a 16% or $181,343 net decrease in production and property taxes.

The increase in development costs is related to a carbon dioxide injection project on one of the Texas underlying working interest properties that began in 1998, partially offset by decreased Oklahoma drilling costs. Increased production expenses are related to the timing of maintenance projects. The decrease in production taxes is because of lower oil and gas revenues, partially offset by increased estimated property taxes.

Excess Costs

During the first nine months of 1998, costs exceeded revenues for the 75% Royalty Trust Interests by $364,343, or $273,257 net to the Trust. See "Three Months Ended September 30, 1998 and 1997 - Excess Costs" above. The Texas 75% Royalty Trust Interests contributed approximately $0.25 per Unit to royalty income for the first nine months of 1997, or 18% of distributions for that period.

Amortization

Amortization of Royalty Trust Interests, which is directly charged to trust corpus, decreased to $1,669,245 for the first nine months of 1998 from $2,569,665 for the comparable prior year period. Decreased amortization is the result of lower gas sales volumes, as well as reduced oil sales volumes allocated to the Royalty Trust Interests because of lower oil prices.


COMPARATIVE OIL AND GAS SALES

Oil and gas sales attributable to the Underlying Properties and the Royalty Trust Interests are as follows:

                                    Three Months Ended      Nine Months Ended
                                     September 30, (a)       September 30, (a)
                                  ----------------------  ----------------------
                                     1998        1997        1998        1997
                                  ----------  ----------  ----------  ----------

OIL SALES (Bbls)

   Underlying Properties (b)....      96,020     107,138     297,770     317,063
     Average per day............       1,044       1,165       1,091       1,161
     Average price..............  $    11.69  $    17.35  $    13.65  $    19.62

   Royalty Trust Interests (b)..      22,000      37,828      81,597     139,154

GAS SALES (Mcf)

   Underlying Properties (b)....     964,888   1,108,805   2,727,394   3,477,971
     Average per day............      10,603      12,185       9,990      12,740
     Average price..............  $     1.85  $     1.72  $     2.09  $     2.10

   Royalty Trust Interests (b)..     829,257     969,209   2,355,216   3,059,986


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

CALCULATION OF ROYALTY INCOME

The following is the calculation of royalty income received by the Trust for the quarters ended September 30, 1998 and 1997. See Note 1 to Condensed Financial Statements.


                                         Three Months Ended September 30,
                                  ---------------------------------------------
                                           1998                   1997
                                  ---------------------  ----------------------
                                     90%         75%        90%         75%
                                   Royalty     Royalty    Royalty     Royalty
                                    Trust       Trust      Trust       Trust
                                  Interests   Interests  Interests   Interests
                                  ----------  ---------  ----------  ----------
REVENUES
 Oil sales......................  $  331,273  $ 791,106  $  442,405  $1,416,080
 Gas sales......................   1,751,715     33,471   1,868,225      43,197
                                  ----------  ---------  ----------  ----------

  Total.........................   2,082,988    824,577   2,310,630   1,459,277
                                  ----------  ---------  ----------  ----------

COSTS
 Production and property taxes..     233,337     58,953     218,980     145,300
 Production expenses (a)........         401    661,028         515     662,116
 Development costs..............           -    314,699           -     282,574
 Excess costs (b)...............           -   (220,943)          -           -
                                  ----------  ---------  ----------  ----------

  Total.........................     233,738    813,737     219,495   1,089,990
                                  ----------  ---------  ----------  ----------

NET PROCEEDS....................   1,849,250     10,840   2,091,135     369,287

Net Profit Percentage...........          90%        75%         90%         75%
                                  ----------  ---------  ----------  ----------

ROYALTY INCOME..................  $1,664,325  $   8,130  $1,882,022  $  276,965
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


                                       CROSS TIMBERS ROYALTY TRUST
                                       By NATIONSBANK, N.A., TRUSTEE


                                       By /s/    JOE B. GRISSOM
                                         ------------------------------
                                                 Joe B. Grissom
                                                 Vice President



                                       CROSS TIMBERS OIL COMPANY



Date: October 30, 1998                 By /s/   LOUIS G. BALDWIN
                                         ------------------------------
                                                Louis G. Baldwin
                                           Senior Vice President and
                                            Chief Financial Officer