Form 10-K405
period 1998-12-31
CROSS TIMBERS ROYALTY TRUST
filed 1999-03-31
CIK 881787

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

For the fiscal year ended December 31, 1998      Commission file number 1-10982


                          Cross Timbers Royalty Trust
   (Exact name of registrant as specified in the Cross Timbers Royalty Trust
                                  Indenture)

                Texas                                    75-6415930
                                                      (I.R.S. Employer
   (State or other jurisdiction of                   Identification No.)
   incorporation or organization)

          NationsBank, N.A.                              75283-0650
                                                         (Zip Code)
               Trustee
           P.O. Box 830650
            Dallas, Texas
   (Address of principal executive
              offices)

       Registrant's telephone number including area code: (877) 228-5084

          Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                   Name of each exchange on which
                                                         registered

    Units of Beneficial Interest                   New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  At March 1, 1999, there were 6,000,000 Units of beneficial interest of the Trust outstanding with an aggregate market value on that date of $54 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Listed below is the only document parts of which are incorporated herein by reference and the parts of this report into which the document is incorporated:

                  1998 Annual Report to Unit Holders--Part II

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

  Cross Timbers Royalty Trust ("Trust") is an express trust created under the laws of Texas pursuant to the Cross Timbers Royalty Trust Indenture ("Indenture") entered into on February 12, 1991 between the predecessors to Cross Timbers Oil Company ("Cross Timbers Oil"), as grantors, and NCNB Texas National Bank, as Trustee. NationsBank, N.A., successor of NCNB Texas National Bank, is now the Trustee of the Trust. The principal office of the Trust is located at 901 Main Street, Dallas, Texas 75202 (telephone number 877-228-
5084).

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

  During 1996 and 1997, Cross Timbers Oil's Board of Directors authorized the purchase of two million Units. As of March 1, 1999, Cross Timbers Oil owned 1,360,000 Units or 22.7% of the outstanding Units.

  On June 16, 1998, the Trust and Cross Timbers Oil filed a registration statement with the Securities and Exchange Commission to sell the 1,360,000 Units held by Cross Timbers Oil. As Cross Timbers Oil stated in a related news release, the filing was made in anticipation of better commodity prices and any sale is dependent on an improved market for oil and gas equities. The Trust did not participate in Cross Timbers Oil's decisions to acquire or sell Units and will not receive any of the proceeds in the event of such sale.

  Under the terms of each of the five conveyances, the Trust receives royalty income from the Royalty Trust Interests on the last business day of each month. Royalty income is determined by Cross Timbers Oil by multiplying the net profit percentage (90% or 75%) times net proceeds from the Underlying Properties for each of the five conveyances during the previous month. "Net proceeds" is defined as the excess of gross proceeds over production costs. "Gross proceeds" generally means amounts received from the sale of production (net of production taxes), subject to certain adjustments. For the 90% Royalty Trust Interests and the 75% Royalty Trust Interests, "production costs" generally means property taxes accrued, transportation, marketing and other charges. For the 75% Royalty Trust Interests only, "production costs" also includes capital and operating costs paid (e.g., drilling, production and other direct costs of owning and operating the property) and a monthly overhead charge of $21,440 (total for both 75% conveyances). If production costs exceed gross proceeds for any conveyance, such excess is carried forward to the computation of net proceeds for future months until the excess costs (plus interest accrued as specified in the conveyances) are completely recovered. Such excess production costs and related accrued interest from one conveyance cannot be used to reduce net proceeds from any other conveyance.

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

  Royalty income received by the Trust on or before the last business day of the month generally represents receipts attributable to oil production two months prior and gas production three months prior. The amount to be distributed to Unit holders each month by the Trustee ("monthly distribution amount") is determined by adding (a) royalty income received, (b) cash available as a result of reduction of cash reserves and (c) any other cash receipts (other than interest on the monthly distribution amount), and subtracting the sum of (1) liabilities paid and (2) reduction in cash available due to establishment of or increase in any cash reserve. The monthly distribution amount and estimated interest received on such amount through the distribution date is distributed to Unit holders of record within ten business days after the monthly record date. The monthly record date is generally the last business day of the month. The Trustee calculates the monthly distribution amount (together with estimated interest to be received) and announces the distribution per Unit at least ten days prior to the monthly record date.

  At its discretion, the Trustee can establish cash reserves for contingencies. Also at the Trustee's discretion, cash held for such reserves, as well as for pending payment of the monthly distribution amount, are invested in obligations issued or unconditionally guaranteed by the United States or any agency or instrumentality thereof, repurchase agreements secured by such obligations, or certificates of deposit of any bank having capital, surplus and undivided profits in excess of $100,000,000.

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

  Approximately 80% of the royalty income received by the Trust during 1998, as well as 87% of the estimated proved reserves of the Royalty Trust Interests at December 31, 1998 (based on the discounted present value using year-end oil and gas prices), is attributable to natural gas. There is generally a greater demand for gas during the winter months than the rest of the year. Otherwise, Trust income generally is not subject to seasonal factors, nor dependent upon patents, licenses, franchises or concessions. The Trust conducts no research activities.

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

Producing Acreage, Wells and Drilling

  Underlying Royalties. The underlying royalties are royalty and overriding royalty interests primarily located in mature producing oil and gas fields. The most significant producing region in which the underlying royalties are located is the San Juan Basin in northwestern New Mexico. The Trust's estimated proved reserves from this region totaled 30.9 Bcf at December 31, 1998, or approximately 85% of the Trust's total gas reserves at that date. Cross Timbers Oil estimates that underlying royalties in the San Juan Basin include more than 2,000 gross (approximately 30 net) wells, covering over 60,000 gross acres. Most of these wells are operated by Amoco Production Company and Burlington Resources Oil & Gas Company. Production from conventional gas wells is primarily from the Dakota, Mesaverde and Pictured Cliffs formations.

  Exploitation of coal seam gas reserves in the Fruitland formation was the most significant recent development activity in the San Juan Basin until the drilling period for the federal income tax credit expired on January 1, 1993 (see "Regulation-Coal Seam Tax Credit"). Since that date, operators in the San Juan Basin have continued to report development of coal seam gas reserves without the incentive of the federal income tax credit. It is not known whether any of this development activity has directly affected Trust reserves or production. The most significant recent activity in the San Juan Basin was the completion of additional eastward pipeline capacity during 1996, reducing the dependence of San Juan Basin gas on California markets. During 1998, gas-powered electricity generation increased in the southwest U.S., thereby increasing demand for San Juan Basin gas.

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

  Underlying Working Interest Properties. The underlying working interest properties, detailed below, are developed properties undergoing secondary or tertiary recovery operations:

                                                                        Ownership of
                                                                      Cross Timbers Oil
                                                                      -----------------
                                                                      Working  Revenue
  Unit      County/ State                   Operator                  Interest Interest
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

  The underlying working interest properties consist of 60,154 gross (2,290 net) producing acres. As of December 31, 1998, there were 1,513 gross (66.8 net) productive oil wells, 1,134 gross (43.2 net) injection wells and no wells in process of drilling on these properties. No wells were drilled during 1998. During 1997, 15 gross (1.5 net) producing wells were drilled. During 1996, 36 gross (2.9 net) producing wells were drilled.

Oil and Gas Production

  Trust production is recognized in the period royalty income is received. Oil and gas production and average sales prices attributable to the Underlying Properties and the Royalty Trust Interests for the three years ended December 31, 1998 are as follows:

                                   90% Royalty                75% Royalty
                                 Trust Interests            Trust Interests                 Total
                          ----------------------------- ----------------------- -----------------------------
                            1998      1997      1996     1998    1997    1996     1998      1997      1996
                          --------- --------- --------- ------- ------- ------- --------- --------- ---------
Production
Underlying Properties
 Oil--Sales (Bbls)......    100,592    95,453    89,632 291,777 328,528 347,168   392,369   423,981   436,800
 Average per day
  (Bbls)................        276       262       245     799     900     948     1,075     1,162     1,193
 Gas--Sales (Mcf).......  3,398,203 4,301,707 4,275,047 103,890 117,164 110,313 3,502,093 4,418,871 4,385,360
 Average per day (Mcf)..      9,310    11,785    11,681     285     321     301     9,595    12,106    11,982
Royalty Trust Interests
 Oil--Sales (Bbls)......     83,856    82,723    77,686  20,918  94,491  90,729   104,774   177,214   168,415
 Average per day
  (Bbls)................        230       227       212      57     259     248       287       486       460
 Gas--Sales (Mcf).......  3,010,809 3,844,158 3,797,722   7,857  33,342  31,225 3,018,666 3,877,500 3,828,947
 Average per day (Mcf)..      8,249    10,532    10,376      21      91      86     8,270    10,623    10,462
Average Price
Underlying Properties
 Oil (per Bbl)..........     $14.04    $19.41    $18.56  $13.18  $19.14  $18.61    $13.40    $19.20    $18.60
 Gas (per Mcf)..........      $2.05     $2.05     $1.50   $1.34   $1.93   $1.92     $2.03     $2.04     $1.51

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

Pricing and Sales Information

  Oil and gas are generally sold from the Underlying Properties at market-sensitive prices. The majority of sales from the underlying working interest properties are to major oil and gas companies. Information about purchasers of oil and gas from royalty properties is generally not provided by operators to Cross Timbers Oil as a royalty owner, or to the Trust.

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

  Miller and Lents, Ltd., independent petroleum engineers, have estimated oil and gas reserves attributable to the Royalty Trust Interests as of December 31, 1998, 1997, 1996 and 1995. Numerous uncertainties are inherent in estimating reserve volumes and values and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

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

  Year-end oil prices used to determine the standardized measure were based on a West Texas Intermediate crude oil posted price of $9.50 per Bbl in 1998, $15.50 per Bbl in 1997, $24.25 per Bbl in 1996, and $18.00 per Bbl in 1995.
The year-end weighted average gas prices used to determine the standardized measure were $1.88 per Mcf in 1998, $1.76 per Mcf in 1997, $2.64 per Mcf in 1996 and $1.37 per Mcf in 1995.

  Proved Reserves

  The following table reconciles the change in proved reserves attributable to the Royalty Trust Interests from December 31, 1995 through December 31, 1998 (in thousands):

                           90% Royalty       75% Royalty
                         Trust Interests   Trust Interests         Total
                         ----------------  -----------------  -----------------
                          Oil      Gas       Oil       Gas      Oil      Gas
                         (Bbls)   (Mcf)     (Bbls)    (Mcf)   (Bbls)    (Mcf)
                         ------  --------  --------  -------  -------  --------
Balance, December 31,
 1995................... 669.5   40,885.5   1,280.1    440.2  1,949.6  41,325.7
  Extensions,
   discoveries and other
   additions............   7.7      174.6      17.1      -0-     24.8     174.6
  Revisions of prior
   estimates............  81.3    2,418.2     598.5    281.5    679.8   2,699.7
  Production............ (77.7)  (3,797.7)    (90.7)   (31.2)  (168.4) (3,828.9)
                         -----   --------  --------  -------  -------  --------
Balance, December 31,
 1996................... 680.8   39,680.6   1,805.0    690.5  2,485.8  40,371.1
  Extensions,
   discoveries and other
   additions............ 107.9      270.0       -0-      -0-    107.9     270.0
  Revisions of prior
   estimates............  25.5    1,779.7    (745.8)  (301.5)  (720.3)  1,478.2
  Production............ (82.7)  (3,844.1)    (94.5)   (33.4)  (177.2) (3,877.5)
                         -----   --------  --------  -------  -------  --------
Balance, December 31,
 1997................... 731.5   37,886.2     964.7    355.6  1,696.2  38,241.8
  Extensions,
   discoveries and other
   additions............   3.6       95.7       -0-      -0-      3.6      95.7
  Revisions of prior
   estimates............  25.3    1,482.1    (696.7)  (282.4)  (671.4)  1,199.7
  Production............ (83.9)  (3,010.8)    (20.9)    (7.9)  (104.8) (3,018.7)
                         -----   --------  --------  -------  -------  --------
Balance, December 31,
 1998................... 676.5   36,453.2     247.1     65.3    923.6  36,518.5
                         =====   ========  ========  =======  =======  ========

  During 1998, 1997 and 1996, revisions of prior estimates of the 90% Royalty Trust Interests' proved gas reserves were primarily because of lower than anticipated production declines. During 1997, proved oil reserves of the 90% Royalty Trust Interests increased primarily because of development drilling on Trust royalty acreage in Lea County, New Mexico. Revisions of prior estimates of the 75% Royalty Trust Interests' proved reserves in each of these years were primarily the result of changes in the year-end oil prices used in estimating proved reserves. See "General" above.

  Proved Developed Reserves

  The following are estimated quantities of proved developed oil and gas reserves as of December 31, 1995 and each following year-end through December 31, 1998 (in thousands):

                                  90% Royalty     75% Royalty
                                Trust Interests Trust Interests      Total
                                --------------- --------------------------------
                                 Oil     Gas      Oil     Gas     Oil     Gas
                                (Bbls)  (Mcf)    (Bbls)  (Mcf)  (Bbls)   (Mcf)
                                ------ -------- -------- -------------- --------
December 31, 1995.............. 665.2  38,866.6  1,203.5  429.3 1,868.7 39,295.9
                                =====  ======== ======== ====== ======= ========
December 31, 1996.............. 676.6  37,705.7  1,701.2  675.7 2,377.8 38,381.4
                                =====  ======== ======== ====== ======= ========
December 31, 1997.............. 727.9  35,947.4    908.6  346.8 1,636.5 36,294.2
                                =====  ======== ======== ====== ======= ========
December 31, 1998.............. 672.8  34,514.0    206.4   60.7   879.2 34,574.7
                                =====  ======== ======== ====== ======= ========

  Changes in proved developed reserves are explained under "Proved Reserves" above.

  Standardized Measure of Discounted Future Net Cash Flows from Proved
Reserves

  The following are summary calculations of the standardized measure of discounted future net cash flows as of December 31, 1998, 1997 and 1996 (in thousands):

                                90% Royalty                  75% Royalty
                              Trust Interests              Trust Interests                   Total
                                December 31,                 December 31,                 December 31,
                         ----------------------------  --------------------------  ----------------------------
                           1998      1997      1996     1998     1997      1996      1998      1997      1996
                         --------  --------  --------  -------  -------  --------  --------  --------  --------
Future cash inflows..... $ 77,207  $ 77,217  $119,971  $ 2,582  $14,975  $ 45,237  $ 79,789  $ 92,192  $165,208
Future production
 taxes..................   (5,401)   (5,346)   (8,282)    (131)    (847)   (2,611)   (5,532)   (6,193)  (10,893)
                         --------  --------  --------  -------  -------  --------  --------  --------  --------
Future net cash flows...   71,806    71,871   111,689    2,451   14,128    42,626    74,257    85,999   154,315
10% discount factor.....  (37,222)  (36,221)  (56,805)  (1,259)  (6,282)  (20,663)  (38,481)  (42,503)  (77,468)
                         --------  --------  --------  -------  -------  --------  --------  --------  --------
Standardized measure.... $ 34,584  $ 35,650  $ 54,884  $ 1,192  $ 7,846  $ 21,963  $ 35,776  $ 43,496  $ 76,847
                         ========  ========  ========  =======  =======  ========  ========  ========  ========

  Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

  The following reconciles the changes during 1998, 1997 and 1996 in the standardized measure (in thousands):

                               90% Royalty                 75% Royalty
                             Trust Interests             Trust Interests                  Total
                         --------------------------  --------------------------  --------------------------
                          1998      1997     1996     1998      1997     1996     1998      1997     1996
                         -------  --------  -------  -------  --------  -------  -------  --------  -------
Standardized measure,
 January 1.............. $35,650  $ 54,884  $31,068  $ 7,846  $ 21,963  $11,175  $43,496  $ 76,847  $42,243
 Extensions, discoveries
  and other additions...     155     1,311      460        0         0      178      155     1,311      638
 Accretion of discount..   3,176     4,861    2,767      698     1,980    1,012    3,874     6,841    3,779
 Revisions of prior
  estimates, changes in
  price and other.......   2,369   (16,689)  27,159   (7,038)  (14,264)  11,298   (4,669)  (30,953)  38,457
 Royalty income.........  (6,766)   (8,717)  (6,570)    (314)   (1,833)  (1,700)  (7,080)  (10,550)  (8,270)
                         -------  --------  -------  -------  --------  -------  -------  --------  -------
Standardized measure,
 December 31............ $34,584  $ 35,650  $54,884  $ 1,192  $  7,846  $21,963  $35,776  $ 43,496  $76,847
                         =======  ========  =======  =======  ========  =======  =======  ========  =======

  Discounted Present Value of the Coal Seam Tax Credit

  The standardized measure above does not include the effects of the coal seam tax credit since the Trust is not a taxable entity. The following table summarizes the estimated coal seam tax credit attributable to the 90% Royalty Trust Interests at December 31, 1998, 1997 and 1996. Such estimates are based on projected coal seam gas production through the year 2002 as estimated by independent engineers. The estimates are also based on the current year estimated Btu content and the coal seam tax credit of $1.05 per MMBtu at December 31, 1998 and 1997 and $1.03 per MMBtu at December 31, 1996. See "Regulation--Coal Seam Tax Credit."

                                                               December 31,
                                                           --------------------
                                                            1998   1997   1996
                                                           ------ ------ ------
                                                              (in thousands)
   Undiscounted........................................... $2,780 $3,390 $3,946
                                                           ====== ====== ======
   Discounted present value at 10%........................ $2,359 $2,784 $3,150
                                                           ====== ====== ======

Certain Provisions Affecting San Juan Basin Royalty Interests

  Certain instruments creating or governing some of the Underlying Properties that are royalties and overriding royalties in the San Juan Basin contain provisions that purportedly either reduce the overriding royalty interest or convert the royalty or overriding royalty interest into a working interest when gas production falls below specified levels. Cross Timbers Oil believes these provisions were included in these instruments because of a federal regulation, that has since been repealed, limiting the amount of royalties and overriding royalties placed on federal leases in the San Juan Basin. No assurances, however, can be made regarding the effect of these provisions on the Trust. Cross Timbers Oil and other royalty interest owners filed a lawsuit, later joined by the Trust in 1993, to recover revenues suspended by working interest owners based on their interpretation of these reduction or conversion provisions. The Trust, Cross Timbers Oil and the other royalty owners settled this lawsuit in 1996, receiving past production due to the Trust and receiving further compensation for an agreement to reduce the Trust's interest in the involved properties.

Reversion Agreement

  Certain of the underlying royalties are subject to a reversion agreement between Cross Timbers Oil and a third party. The agreement calls for Cross Timbers Oil to transfer 25% of its interest in those properties to the third party when amounts received by Cross Timbers Oil from the Underlying Properties subject to the agreement equal the purchase price of the properties plus a 1% per month return on the unrecouped purchase price ("Payout"). If Payout were to occur and the 25% interest were to be transferred to the third party, the amounts payable to the Trust would be proportionately reduced. Based on 1998 prices and levels of production, Cross Timbers Oil has advised the Trustee that Payout is not projected to occur for more than 20 years. Unless prices and production increase substantially, this reversion agreement is not expected to have a material impact on the Trust.

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

  Coal Seam Tax Credit

  The Trust receives royalty income from coal seam wells. Under Section 29 of the Internal Revenue Code, coal seam gas produced prior to January 1, 2003 from wells drilled after December 31, 1979 and before January 1, 1993, qualifies for the federal income tax credit for producing nonconventional fuels. This tax credit for 1998 was approximately $1.05 per MMBtu. Such credit, calculated based on the Unit holder's pro rata share of qualifying production, may not reduce the Unit holder's regular tax liability (after the foreign tax credit and certain other nonrefundable credits) below his tentative minimum tax. Any part of the Section 29 credit not allowed for the tax year solely because of this limitation is subject to certain carryover provisions.

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

  No matters were submitted to a vote of Unit holders during 1998.

                                    PART II

Item 5. Market for Units of the Trust and Related Security Holder Matters

  The section entitled "Units of Beneficial Interest" on page 1 of the Trust's Annual Report to Unit holders for the year ended December 31, 1998 is incorporated herein by reference.

Item 6. Selected Financial Data

                                            Year Ended December 31,
                          -----------------------------------------------------------
                             1998        1997        1996        1995        1994
                          ----------- ----------- ----------- ----------- -----------
Royalty Income..........  $ 7,079,632 $10,549,668 $ 8,269,875 $ 5,739,704 $ 6,934,038
Distributable Income....    6,927,338  10,407,250   8,076,964   5,578,227   6,748,876
Distributable Income per
 Unit...................     1.154555    1.734541    1.346162    0.929705    1.124811
Distributions per Unit..     1.154555    1.734541    1.346162    0.929705    1.124811
Total Assets at Year-
 End....................   36,554,480  38,767,918  42,716,284  45,547,459  49,587,753

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The "Trustee's Discussion and Analysis" of financial condition and results of operations for the three-year period ended December 31, 1998 on pages 5, 6 and 7 of the Trust's Annual Report to Unit holders for the year ended December 31, 1998 is incorporated herein by reference.

  Year 2000

  "Year 2000," or the ability of computer systems to process dates with years beyond 1999, affects almost all companies and organizations. Computer systems that are not Year 2000 compliant by January 1, 2000 may have material adverse effects on companies and organizations that rely upon those systems.

  The Trust's timely receipt of royalty income and disbursement of distributable income to Unit holders is largely dependent upon performance by Cross Timbers Oil, ChaseMellon Shareholder Services, L.L.C. and other third parties, including property operators, oil and natural gas purchasers and significant service providers such as electric utility companies and natural gas plant, pipeline and gathering systems. Since the Trust does not use the Trustee's computer systems in any significant capacity, the Trustee's Year 2000 compliance will not affect the Trust.

  Cross Timbers Oil is in the process of reviewing its computer systems and computer-controlled field equipment and making the necessary modifications for Year 2000 compliance. Cross Timbers Oil has completed modifications and testing of its primary accounting and land computer programs. The remaining computer systems have been inventoried and assessed. Remediation and testing of significant remaining systems are expected to be complete by August 1999. Based on its review, remediation efforts and the results of testing to date, Cross Timbers Oil does not believe that timely modification of its computer systems and computer-controlled equipment for Year 2000 compliance represents a material risk to the Trust. No costs of such modifications will be incurred by the Trust.

  With the exception of approximately 20 overriding royalty interests in the San Juan Basin, Cross Timbers Oil does not operate any of the Underlying Properties, nor does Cross Timbers Oil or any of its affiliates generally purchase significant production from the Underlying Properties. Therefore, the Trust's Year 2000 exposure is primarily dependent upon compliance of ChaseMellon Shareholder Services, L.L.C., property operators and product purchasers of significant Underlying Properties, as well as vendors who supply critical goods and services to these third parties. The Trustee and Cross Timbers Oil have identified significant third parties whose Year 2000 compliance could significantly affect them, and are in the process of formally inquiring about their Year 2000 status. However, despite their efforts to assure that such third parties are Year 2000 compliant, the Trustee and Cross Timbers Oil cannot provide assurance that all significant third parties will achieve timely Year 2000 compliance. Such failure to achieve Year 2000 compliance could have a material adverse impact on timely Trust distributions to Unit holders.

  Cross Timbers Oil is currently identifying appropriate contingency plans in the event of potential problems resulting from failure of its computer systems on January 1, 2000. Contingency plans may include installing backup computer systems or equipment and temporarily replacing systems or equipment with manual processes. No contingency plans have been completed to date; Cross Timbers Oil expects contingency plans to be complete by October 1999.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

  Under the terms of the Indenture, the Trustee cannot engage the Trust in any business activity nor cause the Trust to enter into any investments other than investing cash on hand in specific short-term cash investments. Therefore, the Trust cannot hold any derivative financial instruments. Additionally, any gains or losses from any hedging activities conducted by Cross Timbers Oil are specifically excluded from the calculation of net proceeds due the Trust under the forms of the Royalty Trust conveyances.

Item 8. Financial Statements and Supplementary Data

  The financial statements of the Trust and the notes thereto, together with the report thereon of Arthur Andersen LLP dated March 16, 1999, appearing on pages 9 through 12 of the Trust's Annual Report to Unit holders for the year ended December 31, 1998 are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  There have been no changes in accountants or disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended December 31, 1998.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The Trust has no directors or executive officers. The Trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the Units then outstanding.

Item 11. Executive Compensation

  The Trustee received the following annual compensation from 1996 through 1998 as specified in the Trust Indenture:

                                             Other Annual
        Name and Principal Position   Year Compensation (1)
        ---------------------------   ---- ----------------
        NationsBank, N.A., Trustee    1998      $3,540
                                      1997       7,806
                                      1996      10,072

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

  (a) Security Ownership of Certain Beneficial Owners. The following table sets forth as of March 1, 1999 information with respect to each person known to the Trustee to beneficially own more than 5% of the outstanding Units of the Trust:

                                        Amount and Nature of   Percent
        Name and Address                Beneficial Ownership   of Class
        ----------------                --------------------   --------
        Cross Timbers Oil Company        1,360,000 Units (1)     22.7%
        810 Houston Street, Suite 2000
        Fort Worth, TX 76102

        Haven Capital Management, Inc.     327,990 Units (2)      5.5%
        665 Third Avenue
        New York, NY 10017

(1) Cross Timbers Oil has the sole power to vote and dispose of 1,360,000
    Units.
(2) As reported on Schedule 13G, at December 31, 1998, Haven Capital Management, Inc. has the sole power to dispose of 323,990 Units held in client accounts, and has sole power to vote and dispose of 4,000 shares held in its profit sharing plan trust.

  (b) Security Ownership of Management. The Trust has no directors or executive officers. As of March 1, 1999, NationsBank owned, in various fiduciary capacities, an aggregate of 115,646 Units with a shared right to vote 11,287 of these Units and no right to vote 36,702 of these Units. NationsBank disclaims any beneficial interests in these Units. The number of Units reflected in this paragraph includes Units held by all branches of NationsBank.

  (c) Changes in Control. The Trustee knows of no arrangements which may subsequently result in a change in control of the Trust.

Item 13. Certain Relationships and Related Transactions

  In computing royalty income paid to the Trust for the 75% Royalty Trust Interests, Cross Timbers Oil deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This charge at December 31, 1998 is $21,440 per month, or $257,280 annually (net to the Trust of $16,080 or $192,960 annually), and is subject to annual adjustment based on an oil and gas industry index.

  During 1998, NationsBank, N.A. received $11,200 for oil and gas consulting services performed on behalf of the Trust. See Item 11 for the remuneration received by the Trustee from 1996 through 1998 and Item 12(b) for information concerning Units owned by the Trustee, NationsBank, N.A., in various fiduciary capacities.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

  1.Financial Statements (incorporated by reference in Item 8 of this report)

    Report of Independent Public Accountants
    Statements of Assets, Liabilities and Trust Corpus at December 31, 1998 and 1997
    Statements of Distributable Income for the years ended December 31, 1998, 1997 and 1996
    Statements of Changes in Trust Corpus for the years ended December 31, 1998, 1997 and 1996
    Notes to Financial Statements

  2.Financial Statement Schedules

      Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

  3.Exhibits

        (4) (a) Cross Timbers Royalty Trust Indenture amended and restated on
                January 13, 1992 by NationsBank, N.A., as Trustee, heretofore filed as Exhibit 3.1 to the Trust's Registration Statement No.
                33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

            (b) Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust,
                90%--Texas) from South Timbers Limited Partnership, West
                Timbers Limited Partnership, North Timbers Limited Partnership,
                East Timbers Limited Partnership, Hickory Timbers Limited
                Partnership, and Cross Timbers Partners, L.P. (predecessors of
                Cross Timbers Oil Company, L.P.) to NCNB Texas National Bank
                (now NationsBank, N.A.), as Trustee, dated February 12, 1991
                (without Schedules A and B), heretofore filed as Exhibit 10.1 to the Trust's Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

            (c) Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust,
                75%--Texas) from South Timbers Limited Partnership, West
                Timbers Limited Partnership, North Timbers Limited Partnership,
                East Timbers Limited Partnership, Hickory Timbers Limited
                Partnership, and Cross Timbers Partners, L.P. (predecessors of
                Cross Timbers Oil Company, L.P.) to NCNB Texas National Bank
                (now NationsBank, N.A.), as Trustee, dated February 12, 1991
                (without Schedules A and B), heretofore filed as Exhibit 10.5 to the Trust's Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

        (13) Cross Timbers Royalty Trust Annual Report to security holders for fiscal year ended December 31, 1998.

        (23.1)  Consent of Arthur Andersen LLP

        (23.2)  Consent of Miller and Lents, Ltd.

      Copies of the above Exhibits are available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, NationsBank, N.A., P.O. Box 830650, Dallas, Texas 75283-0650.

(b) Reports on Form 8-K

  During the last quarter of the Trust's fiscal year ended December 31, 1998, there were no reports filed on Form 8-K by the Trust with the Securities and Exchange Commission.

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

                                          CROSS TIMBERS ROYALTY TRUST
                                          By NATIONSBANK, N.A., TRUSTEE

                                                      JOE B. GRISSOM
                                          By: _________________________________
                                                      Joe B. Grissom
                                                      Vice President

                                          CROSS TIMBERS OIL COMPANY


                                                     BENNIE G. KNIFFEN
Date: March 31, 1999                      By: _________________________________
                                                     Bennie G. Kniffen
                                                 Senior Vice President and
                                                        Controller

              (The Trust has no directors or executive officers.)