Form 10-Q
period 1999-03-31
CROSS TIMBERS ROYALTY TRUST
filed 1999-05-14
CIK 881787

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934


                 For the Quarterly Period Ended March 31, 1999
                                                --------------


                          Commission File No. 1-10982
                                              -------



                          CROSS TIMBERS ROYALTY TRUST



     Texas                                                I.R.S. No. 75-6415930



                              NationsBank, N.A.
                         (d/b/a Bank of America, N.A.)
                                P.O. Box 830650
                           Dallas, Texas 75283-0650

                         Telephone Number 877/228-5084



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X   No ____
                       ---

Number of units of beneficial interest outstanding at May 1, 1999:  6,000,000
                                                                    ---------

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
-------------------------------------------------------

          TABLE OF CONTENTS


                                                                         Page
                                                                         ----
          Glossary of Terms............................................   3


PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements.........................................   4

          Report of Independent Public Accountants.....................   5

          Condensed Statements of Assets, Liabilities and Trust Corpus
           at March 31, 1999 and December 31, 1998.....................   6

          Condensed Statements of Distributable Income
           for the Three Months Ended March 31, 1999 and 1998..........   7

          Condensed Statements of Changes in Trust Corpus
           for the Three Months Ended March 31, 1999 and 1998..........   8

          Notes to Condensed Financial Statements......................   9

  Item 2. Trustee's Discussion and Analysis............................  11

  Item 3. Quantitative and Qualitative Disclosures about Market Risk...  16


PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K.............................  17

          Signatures...................................................  18

CROSS TIMBERS ROYALTY TRUST

GLOSSARY OF TERMS
-----------------


The following are definitions of significant terms used in this Form 10-Q:

Bbl                      Barrel (of oil)

Mcf                      Thousand cubic feet (of gas)

net profits interest     An interest in an oil and gas property measured by net
                         profits from the sale of production, rather than a specific portion of production.

net proceeds             Amount received by Cross Timbers Oil from sale of
                         production from the underlying properties, less applicable costs.

royalty trust interests  Defined net profits interests that were carved from the underlying properties and entitle the trust to receive for each of the following:

                              90% royalty trust interests - 90% of the net proceeds from the underlying properties, which are royalty and overriding royalty interests in Texas, Oklahoma and New Mexico .

                              75% royalty trust interests - 75% of the net proceeds from the underlying properties, which are working interests in Texas and Oklahoma.

underlying properties    Cross Timbers Oil's interest in certain oil and gas
                         properties from which the royalty trust interests were carved. The underlying properties include royalty and overriding royalty interests in producing and non-producing properties in Texas, Oklahoma and New Mexico, and working interests in producing properties located in Texas and Oklahoma.

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL STATEMENTS
-----------------------------



Item 1.   Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust's latest annual report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at March 31, 1999, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 1999 and 1998, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



NationsBank, N.A. (d/b/a Bank of America, N.A.), as Trustee for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of March 31, 1999 and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the trustee.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

The accompanying condensed financial statements are prepared on a modified cash basis as described in Note 1 which is a comprehensive basis of accounting other than generally accepted accounting principles.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with the basis of accounting described in Note 1.

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of December 31, 1998 included in the trust's 1998 annual report on Form 10-K, and in our report dated March 16, 1999, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1998 is fairly stated in all material respects in relation to the statement of assets, liabilities and trust corpus included in the trust's 1998 annual report on Form 10-K from which it has been derived.



ARTHUR ANDERSEN LLP

Fort Worth, Texas
May 10, 1999

CROSS TIMBERS ROYALTY TRUST
--------------------------------------------------------------------------------

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                MARCH 31,    DECEMBER 31,
                                                  1999           1998
                                               -----------   ------------
                                               (Unaudited)
ASSETS

Cash and short-term investments..............  $    376,013  $    528,758

Interest to be received......................           528           781

Net profits interests in oil and gas
  properties - net (Note 1)..................    35,570,963    36,024,941
                                               ------------  ------------

                                               $ 35,947,504  $ 36,554,480
                                               ============  ============

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders..........  $    376,541  $    529,539

Trust corpus (6,000,000 units of beneficial
  interest authorized and outstanding).......    35,570,963    36,024,941
                                               ------------  ------------

                                               $ 35,947,504  $ 36,554,480
                                               ============  ============

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST
--------------------------------------------------------------------------------

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
                                                            1999             1998
                                                         ----------       ----------
Royalty income.......................................    $1,479,855       $2,335,418

Interest income......................................         2,028            3,771
                                                         ----------       ----------

Total income.........................................     1,481,883        2,339,189

Administration expense...............................        41,495           44,220
                                                         ----------       ----------

Distributable income.................................    $1,440,388       $2,294,969
                                                         ==========       ==========
Distributable income per unit (6,000,000 units) .....    $ 0.240065       $ 0.382494
                                                         ==========       ==========

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST
--------------------------------------------------------------------------------

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

                                                     THREE MONTHS ENDED MARCH 31,
                                                    ------------------------------
                                                         1999            1998
                                                    --------------  --------------
Trust corpus, beginning of period.................  $  36,024,941   $  38,104,367

Amortization of net profits interests.............       (453,978)       (680,671)

Distributable income..............................      1,440,388       2,294,969

Distributions declared............................     (1,440,388)     (2,294,969)
                                                    -------------   -------------

Trust corpus, end of period.......................  $  35,570,963   $  37,423,696
                                                    =============   =============


The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST
--------------------------------------------------------------------------------

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)



1.   BASIS OF ACCOUNTING

     The financial statements of Cross Timbers Royalty Trust are prepared on the following basis:

     - Royalty income recorded for a month is the amount computed and paid by the interest owner, Cross Timbers Oil Company, to NationsBank, N.A. (d/b/a/ Bank of America, N.A.) as trustee for the trust. Royalty income consists of net proceeds received by Cross Timbers Oil from the underlying properties in the prior month, multiplied by net profit percentages of 90% for the 90% royalty trust interests, and 75% for the 75% royalty trust interests.

          Applicable costs deducted in the calculation of net proceeds for the 90% royalty trust interests generally include applicable taxes, transportation, marketing and legal costs, and do not include other production and development costs. For the 75% royalty trust interests, such costs include production expenses, development costs, applicable taxes, operating charges and other costs.

     - Royalty income is computed separately for each of five conveyances under which the royalty trust interests were conveyed to the Trust. If monthly costs exceed revenues for any conveyance, such excess costs cannot reduce royalty income from other conveyances, but are carried forward with accrued interest to be recovered from future net proceeds of that conveyance. See Note 3.

     - Interest income, interest to be received and distribution payable to unitholders include interest to be earned from the monthly record date (last business date of the month) through the date of the next distribution to unitholders.

     - Trust expenses are recorded based on liabilities paid and cash reserves established by the trustee for liabilities and contingencies.

     - Distributions to unitholders are recorded when declared by the trustee.

     The financial statements of the trust differ from financial statements prepared in accordance with generally accepted accounting principles ("GAAP") because revenues are not accrued in the month of production, expenses are recognized when paid rather than when incurred, and certain cash reserves may be established for contingencies which would not be accrued under GAAP. The initial carrying value of the royalty trust interests ($61,100,449) represents the net book value from the historical accounting records (successful efforts method) of predecessors to Cross Timbers Oil on February 12, 1991. Amortization of the royalty trust interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization as of March 31, 1999 and December 31, 1998 is $25,529,486 and $25,075,508, respectively.


2.   FEDERAL INCOME TAXES

     Tax counsel has advised the trust that, under current tax laws, the trust will be classified as a grantor trust for federal income tax purposes and therefore is not subject to taxation at the trust level. However, the opinion of tax counsel is not binding on the Internal Revenue Service.

     The unitholders are considered, for federal income tax purposes, to own the trust's income and principal as though no trust were in existence. The income of the trust is deemed to have been received or accrued by the unitholders at the time such income is received or accrued by the trust, rather than when distributed by the trust.

     Cross Timbers Oil has advised the trustee that the trust receives royalty income from coal seam gas wells. Production from coal seam gas wells drilled after December 31, 1979, and prior to January 1, 1993, qualifies for the federal income tax credit for producing nonconventional fuels under
     Section 29 of the Internal Revenue Code. This tax credit, which was approximately $1.05 per MMBtu for 1998, is recalculated annually based on each year's qualifying production through the year 2002. Such credit, based on the unitholder's pro rata share of qualifying production, may not reduce his regular tax liability (after the foreign tax credit and certain other non-refundable credits) below his tentative minimum tax. Any part of the
     Section 29 credit not allowed for the tax year solely because of this limitation is subject to certain carryover provisions. Unitholders should consult their tax advisors regarding trust tax compliance matters.

     Based on 1999 qualifying sales volumes and the factors used in the calculation of the 1998 coal seam tax credit, the credit for the quarter ended March 31, 1999 is estimated to be $.043 per unit. The actual coal seam credit for the quarter ended March 31, 1998 was $.036 per unit. The increase in the first quarter coal seam tax credit from 1998 to 1999 is primarily because of increased gas sales volumes related to timing of cash receipts. Final 1999 coal seam tax credit data will be provided to unitholders with year-end tax information.


3.   EXCESS COSTS

     Cross Timbers Oil has advised the trustee that, in the calculation of royalty income for the first quarter 1999, costs exceeded revenues from the underlying properties of the 75% royalty trust interests by $300,483 ($225,362 net to the trust) and excess costs of $5,193 ($3,895 net to the trust) were recovered. As of March 1999, cumulative excess costs and accrued interest of $808,361 ($606,271 net to the trust) must be recovered from future net proceeds of the Texas 75% royalty trust interests and cumulative excess costs and accrued interest of $19,301 ($14,476 net to the trust) must be recovered from net proceeds of the Oklahoma 75% royalty trust interests. Such excess costs plus accrued interest must be recovered from future net proceeds of the 75% royalty trust interests before these conveyances can again contribute to trust royalty income. See Item 2, "Trustee's Discussion and Analysis - Excess Costs."


4.   CROSS TIMBERS OIL COMPANY

     On June 16, 1998, the trust and Cross Timbers Oil filed a registration statement with the Securities and Exchange Commission to sell 1,360,000 units (22.7% of outstanding units) held by Cross Timbers Oil. As Cross Timbers Oil stated in a related news release, the filing was made in anticipation of better commodity prices and any sale is dependent on an improved market for oil and gas equities. The trust did not participate in Cross Timbers Oil's decisions to acquire or sell units and will not receive any of the proceeds in the event of such sale. As of May 14, 1999, Cross Timbers Oil still owns 1,360,000 units.

Item 2.  Trustee's Discussion and Analysis.

Year 2000
---------

"Year 2000," or the ability of computer systems to process dates with years beyond 1999, affects almost all companies and organizations. Computer systems that are not Year 2000 compliant by January 1, 2000 may have material adverse effects on companies and organizations that rely upon those systems.

The trust's timely receipt of royalty income and disbursement of distributable income to unitholders is largely dependent upon performance by Cross Timbers Oil, ChaseMellon Shareholder Services, L.L.C. and other third parties, including property operators, oil and natural gas purchasers and significant service providers such as electric utility companies and natural gas plant, pipeline and gathering systems. Since the trust does not use the trustee's computer systems in any significant capacity, the trustee's Year 2000 compliance will not affect the trust.

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

With the exception of approximately 20 overriding royalty interests in the San Juan Basin, Cross Timbers Oil does not operate any of the underlying properties, nor does Cross Timbers Oil or any of its affiliates generally purchase significant production from the underlying properties. Therefore, the trust's Year 2000 exposure is primarily dependent upon compliance of ChaseMellon Shareholder Services, L.L.C., property operators and product purchasers of significant underlying properties, as well as vendors who supply critical goods and services to these third parties. The trustee and Cross Timbers Oil have identified significant third parties whose Year 2000 compliance could significantly affect them, and are in the process of formally inquiring about their Year 2000 status. However, despite their efforts to assure that such third parties are Year 2000 compliant, the trustee and Cross Timbers Oil cannot provide assurance that all significant third parties will achieve timely Year 2000 compliance. Such failure to achieve Year 2000 compliance could have a material adverse impact on timely trust distributions to unitholders.

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

Three Months Ended March 31, 1999 and 1998
------------------------------------------

For the quarter ended March 31, 1999, royalty income was $1,479,855, compared with $2,335,418 for the first quarter of 1998. This 37% decrease in royalty income is primarily the result of significantly lower product prices, partially offset by increased gas sales volumes.

After considering interest income of $2,028 and administration expense of $41,495, distributable income for first quarter 1999 was $1,440,388, or $0.240065 per unit of beneficial interest. Distributions of $0.110752, $0.066556 and $0.062757 per unit were made to unitholders of record on January 29, February 26 and March 31, 1999, respectively. Distributable income for first quarter 1998 was $2,294,969, or $0.382494 per unit.

Royalty income is recorded when received by the trust, which is the month following receipt by Cross Timbers Oil, and generally two months after oil production and three months after gas production. Royalty income is generally affected by three major factors:

  -  oil and gas sales volumes,
  -  oil and gas sales prices, and
  -  costs deducted in the calculation of royalty income.

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

Volumes

Gas sales volumes increased 10% from first quarter 1998 to 1999, primarily because of timing of cash receipts and purchaser adjustments, partially offset by natural decline. Oil sales volumes decreased 16% from first quarter 1998 to 1999 primarily as a result of mechanical complications and initial downtime of workover and development projects on some of the underlying working interest properties. Mechanical complications on one of the underlying Oklahoma working interest properties caused first quarter oil sales volumes to decline 9,800 Bbls, or 35% from 1998 to 1999. Cross Timbers Oil has advised the trustee that it expects production from this property to recover, but cannot predict when recovery will occur.

Prices

The first quarter 1999 average gas price was $1.73 per Mcf, or 33% below the first quarter 1998 price of $2.59. The significant decline in gas prices was because of an abnormally warm winter throughout the United States. Particularly, San Juan Basin gas prices have been lower because of an abundance of hydroelectric energy in West Coast markets following a winter with unusually high precipitation. Cooler spring weather and lower industry production levels, however, have helped to strengthen prices in April.

The average oil price for first quarter 1999 was $10.44 per Bbl, a decrease of 35% from the first quarter 1998 average price of $16.15. The first quarter 1999 average oil price includes production months of November 1998 through January 1999. During December 1998, the average West Texas Intermediate posted crude oil price fell to $8.00, the lowest level since 1978. In March 1999, oil prices began to climb following news of further agreed production cuts by OPEC and other oil producers. The average posted West Texas Intermediate oil price for February through April 1999 (related to royalty income to be received by the trust in second quarter 1999) was $12.00, a 10% decrease from the comparable second quarter 1998 price of $13.26. The average posted West Texas Intermediate oil price for April was $14.66.

Costs

Before the reduction for excess costs (see "Excess Costs" below), costs deducted in the calculation of first quarter 1999 royalty income decreased $38,826 or 3% from first quarter 1998 to 1999. This decline was primarily the result of a 33%, or $116,141, decrease in production and property taxes related to lower oil and gas revenues, and a 19%, or $134,935, decrease in production expense. Changes in production expense are generally related to the timing of maintenance projects and related billings by operators of the underlying working interest properties. These declines were partially offset by a 144%, or $212,250, increase in development costs related to a carbon dioxide injection project on one of the properties underlying the Texas 75% royalty trust interests.

Excess Costs

During first quarter 1999, costs exceeded revenues from the underlying properties of the 75% royalty trust interests by $300,483 (or $225,362 net to the trust) and excess costs of $5,193 ($3,895 net to the trust) were recovered. Cumulative excess costs and accrued interest through March 31, 1999 were $808,361 for the underlying Texas working interest properties and $19,301 for the underlying Oklahoma working interest properties, or a total of $827,662 ($620,747 net to the trust). Such excess costs are the result of low oil prices and increased development costs, primarily related to the carbon dioxide injection project on one of the underlying Texas working interest properties. Excess costs from one conveyance cannot reduce royalty income computed under another conveyance; therefore, cumulative excess costs plus accrued interest must be recovered from the respective future net proceeds of the underlying Texas and Oklahoma working interest properties before these properties can again contribute to trust royalty income.

Cross Timbers Oil previously advised the trustee that, with continued improved oil prices, the Oklahoma 75% royalty trust interests should recover excess costs in the second quarter of 1999. However, because of the mechanical complications on one of the underlying Oklahoma working interest properties, Cross Timbers Oil has advised it now cannot predict when the Oklahoma 75% royalty trust interests will again contribute to trust royalty income. During 1998, the Oklahoma 75% royalty trust interests contributed $0.03 per unit to royalty income, or approximately 3% of total trust distributions. During 1997, the Oklahoma 75% royalty trust interests contributed $0.12 per unit, or approximately 7% of total distributions.

Cross Timbers Oil has also advised that until oil prices further improve and the carbon dioxide injection project is completed on one of the underlying Texas working interest properties, it cannot predict when the Texas 75% royalty trust interests will again contribute to trust royalty income. Because costs exceeded revenues for all but the first quarter of 1998, the Texas 75% royalty trust interests only contributed $0.02 per unit to 1998 royalty income, or 1% of total 1998 distributions, as compared with $0.18 per unit, or approximately 10% of distributions in 1997.

Amortization

Amortization of royalty trust interests, which is directly charged to trust corpus, decreased to $453,978 for first quarter 1999 from $680,671 for the prior year quarter. Decreased amortization is the result of reduced oil sales volumes allocated to the royalty trust interests because of lower oil prices.

COMPARATIVE OIL AND GAS SALES

Oil and gas sales attributable to the underlying properties and the royalty trust interests are as follows:

                                    Three Months Ended March 31, (a)
                                    --------------------------------
                                         1999             1998
                                    ---------------  ---------------
  OIL SALES (Bbls)................

     Underlying properties (b)....           88,000          104,686
       Average per day............              957            1,138
       Average price..............         $  10.44         $  16.15

     Royalty trust interests (b)..           19,431           37,062

  GAS SALES (Mcf).................

     Underlying properties (b)....          918,825          835,901
       Average per day............            9,987            9,086
       Average price..............         $   1.73         $   2.59

     Royalty trust interests (b)..          793,697          725,665

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

CALCULATION OF ROYALTY INCOME

The following is the calculation of royalty income received by the trust for the quarters ended March 31, 1999 and 1998. See Note 1 to the condensed financial statements.

                                                               Three Months Ended March 31,
                                                     ------------------------------------------------
                                                              1999                     1998
                                                     ----------------------    ----------------------
                                                        90%          75%          90%          75%
                                                      Royalty      Royalty      Royalty      Royalty
                                                       Trust        Trust        Trust        Trust
                                                     Interests    Interests    Interests    Interests
                                                     ---------    ---------    ---------    ---------
REVENUES........................
 Oil sales......................                     $  285,608   $ 633,552    $  410,780   $1,279,730
 Gas sales......................                      1,569,307      22,714     2,115,125       45,704
                                                     ----------   ---------    ----------   ----------

  Total.........................                      1,854,915     656,266     2,525,905    1,325,434
                                                     ----------   ---------    ----------   ----------

COSTS...........................
 Production and property taxes..                        213,703      17,966       211,444      136,366
 Production expenses (a)                                    294     570,312             -      705,541
 Development costs..............                              -     359,239             -      146,989
 Net excess costs (b)...........                              -    (295,290)            -            -
                                                     ----------   ---------    ----------   ----------

  Total.........................                        213,997     652,227       211,444      988,896
                                                     ----------   ---------    ----------   ----------

Net Proceeds....................                      1,640,918       4,039     2,314,461      336,538

Net Profits Percentage..........                             90%         75%           90%          75%
                                                     ----------   ---------    ----------   ----------

Royalty Income..................                     $1,476,826   $   3,029    $2,083,015   $  252,403
                                                     ==========   =========    ==========   ==========

TOTAL ROYALTY INCOME............                           $1,479,855                $2,335,418
                                                           ==========                ==========

(a) Production expenses for the 75% royalty trust interests include an overhead fee that is deducted and retained by Cross Timbers Oil. This fee is currently $21,440 per month, or $64,320 per quarter. This overhead fee is subject to adjustment each May based on an oil and gas industry index.

(b)  See Note 3 to the condensed financial statements.

FORWARD LOOKING STATEMENTS

  This report on Form 10-Q includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements contained in this "Trustee's Discussion and Analysis" regarding the royalty trust interests and industry conditions, are forward looking statements. Although the trustee and Cross Timbers Oil believe that the expectations reflected in these forward looking statements are reasonable, they can give no assurance that such expectations will prove to be correct.



Item. 3  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the trust's market risks, as disclosed in the trust's Form 10-K for the year ended December 31, 1998.

PART II - OTHER INFORMATION
---------------------------


Items 1 through 5.  Not Applicable.


Item 6. (a)  Exhibits.
                                                                           Page
                                                                           ----

 (4) (a) Cross Timbers Royalty Trust Indenture Amended and Restated on January 13, 1992 by NationsBank of Texas, N.A. (now NationsBank, N.A. (d/b/a/ Bank of America, N.A.)), as trustee, heretofore filed as Exhibit 3.1 to the trust's Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

      (b) Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust, 90%-Texas) from South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross Timbers Partners, L.P. (predecessors of Cross Timbers Oil Company, L.P.
          which subsequently merged into Cross Timbers Oil Company) to NCNB Texas National Bank (now NationsBank, N.A. (d/b/a/ Bank of America, N.A.)), as trustee, dated February 12, 1991 (without Schedules A and B), heretofore filed as Exhibit
          10.1 to the trust's Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

     (c) Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust, 75%-Texas) from South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross Timbers Partners, L.P. (predecessors of Cross Timbers Oil Company, L.P. which subsequently merged into Cross Timbers Oil Company) to NCNB Texas National Bank (now NationsBank, N.A. (d/b/a/ Bank of America, N.A.)), as trustee, dated February 12, 1991 (without Schedules A and B), heretofore filed as
          Exhibit 10.5 to the trust's Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

(15) (a)  Awareness letter of Arthur Andersen LLP                           19


  (b)  Reports on Form 8-K.

       No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned there unto duly authorized.


                                  CROSS TIMBERS ROYALTY TRUST
                                  By NationsBank, N.A.
                                  (d/b/a/ BANK OF AMERICA, N.A.), TRUSTEE



                                  By    RON E. HOOPER
                                    -------------------------
                                        Ron E. Hooper
                                        Vice President



                                  CROSS TIMBERS OIL COMPANY



Date: May 14, 1999                By    BENNIE G. KNIFFEN
                                    -------------------------
                                        Bennie G. Kniffen
                                    Senior Vice President and
                                            Controller