Form 10-Q
period 1999-06-30
CROSS TIMBERS ROYALTY TRUST
filed 1999-08-16
CIK 881787

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   Form 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934


                  For the Quarterly Period Ended June 30, 1999
                                                 -------------


                          Commission File No. 1-10982
                                              -------



                          CROSS TIMBERS ROYALTY TRUST



            Texas                                      I.R.S. No. 75-6415930


                             Bank of America, N.A.
                                P.O. Box 830650
                            Dallas, Texas 75283-0650

                         Telephone Number 877/228-5084



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes    X     No
                       -------    -------

Number of units of beneficial interest outstanding at August 1, 1999: 6,000,000
                                                                      ---------

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
------------------------------------------------------

        TABLE OF CONTENTS

                                                                       Page
                                                                       ----

          Glossary of Terms............................................  3


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.........................................  4

          Report of Independent Public Accountants.....................  5

          Condensed Statements of Assets, Liabilities and Trust
           Corpus at June 30, 1999 and December 31, 1998...............  6

          Condensed Statements of Distributable Income for the
           Three and Six Months Ended June 30, 1999 and 1998...........  7

          Condensed Statements of Changes in Trust Corpus for the
           Three and Six Months Ended June  30, 1999 and 1998..........  8

          Notes to Condensed Financial Statements......................  9

Item 2.   Trustee's Discussion and Analysis............................ 12

Item 3.   Quantitative and Qualitative Disclosures about Market Risk... 17

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K............................. 18

          Signatures................................................... 19

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

                               90% royalty trust interests - 90% of the net proceeds from the underlying properties, which are royalty and overriding royalty interests in Texas, Oklahoma and New Mexico.

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

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL STATEMENTS
-----------------------------


Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust's latest annual report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at June 30, 1999, and the distributable income and changes in trust corpus for the three and six-month periods ended June 30, 1999 and 1998, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Bank of America, N.A., as Trustee
 for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of June 30, 1999 and the related condensed statements of distributable income and changes in trust corpus for the three and six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the trustee.

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



ARTHUR ANDERSEN LLP

Fort Worth, Texas
August 6, 1999

CROSS TIMBERS ROYALTY TRUST


Condensed Statements of Assets, Liabilities and Trust Corpus



                                                 June 30,           December 31,
                                                   1999                 1998
                                               ------------         ------------
                                               (Unaudited)

ASSETS

Cash and short-term investments..............  $   432,929           $   528,758

Interest to be received......................          673                   781

Net profits interests in oil and gas
  properties - net (Note 1)..................   35,183,110           36, 024,941
                                               -----------          ------------

                                               $35,616,712           $36,554,480
                                               ===========          ============


LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders..........  $   433,602           $   529,539

Trust corpus (6,000,000 units of beneficial
  interest authorized and outstanding).......   35,183,110            36,024,941
                                               -----------          ------------

                                               $35,616,712           $36,554,480
                                               ===========          ============




The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST


Condensed Statements of Distributable Income (Unaudited)

                                          Three months ended     Six months ended
                                               June 30,               June 30,
                                       ----------------------  ----------------------
                                          1999        1998        1999        1998
                                       ----------  ----------  ----------  ----------

Royalty income.................        $1,213,539  $1,654,355  $2,693,394  $3,989,773

Interest income................             1,771       2,541       3,799       6,312
                                       ----------  ----------  ----------  ----------

Total income...................         1,215,310   1,656,896   2,697,193   3,996,085

Administration expense.........            43,935      49,497      85,430      93,717
                                       ----------  ----------  ----------  ----------

Distributable income...........        $1,171,375  $1,607,399  $2,611,763  $3,902,368
                                       ==========  ==========  ==========  ==========

Distributable income per unit
   (6,000,000 units)...........        $ 0.195230   $0.267899   $0.435295   $0.650393
                                       ==========  ==========  ==========  ==========




The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST
=====================================================================

Condensed Statements of Changes in Trust Corpus (Unaudited)



                                         Three Months Ended           Six Months Ended
                                             June 30,                      June 30,
                                     ---------------------------  --------------------------
                                          1999          1998          1999          1998
                                     -------------  ------------  ------------  ------------

Trust corpus, beginning of period..   $35,570,963   $37,423,696   $36,024,941   $38,104,367

Amortization of net profits
    interests......................      (387,853)     (501,760)     (841,831)   (1,182,431)

Distributable income...............     1,171,375     1,607,399     2,611,763     3,902,368

Distributions declared.............    (1,171,375)   (1,607,399)   (2,611,763)   (3,902,368)
                                      -----------   -----------   -----------   -----------

Trust corpus, end of period........   $35,183,110   $36,921,936   $35,183,110   $36,921,936
                                      ===========   ===========   ===========   ===========



The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST
=====================================================================

Notes to Condensed Financial Statements (Unaudited)


1.  Basis of Accounting

  The financial statements of the Cross Timbers Royalty Trust are prepared on the following basis:

  - Royalty income recorded for a month is the amount computed and paid by the interest owner, Cross Timbers Oil Company, to Bank of America, N.A., as trustee for the trust. Royalty income consists of net proceeds received by Cross Timbers Oil from the underlying properties in the prior month, multiplied by net profit percentages of 90% for the 90% royalty trust interests, and 75% for the 75% royalty trust interests.

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

  - Interest income, interest to be received and distribution payable to unitholders include interest to be earned from the monthly record date (last business day of the month) through the date of the next distribution to unitholders.

  - Trust expenses are recorded based on liabilities paid and cash reserves established by the trustee for liabilities and contingencies.

  - Distributions to unitholders are recorded when declared by the trustee.

  The financial statements of the trust differ from financial statements prepared in accordance with generally accepted accounting principles ("GAAP") because revenues are not accrued in the month of production, expenses are recognized when paid rather than when incurred, and certain cash reserves may be established for contingencies which would not be accrued under GAAP. The initial carrying value of the royalty trust interests ($61,100,449) represents Cross Timbers Oil's historical net book value on February 12, 1991, the creation date of the trust. Amortization of the royalty trust interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization as of June 30, 1999 and December 31, 1998 is $25,917,339 and $25,075,508 respectively.

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

    Cross Timbers Oil has advised the trustee that the trust receives royalty income from coal seam gas wells. Production from coal seam gas wells drilled after December 31, 1979, and prior to January 1, 1993, qualifies for the federal income tax credit for producing nonconventional fuels under Section 29 of the Internal Revenue Code. This tax credit, which was approximately $1.05 per MMBtu for 1998, is recalculated annually based on each year's qualified production through the year 2002. Such credit, based on the unitholder's pro rata share of qualifying production, may not reduce his regular tax liability (after the foreign tax credit and certain other non-refundable credits) below his tentative minimum tax. Any part of the Section 29 credit not allowed for the tax year solely because of this limitation is subject to certain carryover provisions. Unitholders should consult their tax advisors regarding use of this credit and other trust tax compliance matters.

    Based on 1999 qualifying sales volumes and the factors used in the calculation of the 1998 coal seam tax credit, the credit for the quarter and six months ended June 30, 1999 is estimated to be $0.042 and $0.085 per unit, respectively. The actual coal seam tax credit for the quarter and six months ended June 30, 1998 was $0.046 and $0.082, respectively. Final 1999 coal seam tax credit data will be provided to unitholders with year-end tax information.


3.  Excess Costs

    Cross Timbers Oil has advised the trustee that costs exceeded revenues from the underlying properties of the 75% royalty trust interests during the three and six months ended June 30, 1999 and 1998. The following is a summary of changes in excess costs by conveyance during these periods. There were no excess costs for the Oklahoma conveyance during the 1998 periods.

                                         Three Months Ended June 30,      Six Months Ended June 30,
                                        ------------------------------  ------------------------------
                                                1999            1998            1999            1998
                                        --------------------  --------  --------------------  --------
                                          Texas    Oklahoma    Texas      Texas    Oklahoma    Texas
                                        ---------  ---------  --------  ---------  ---------  --------

 Cumulative excess costs and accrued
   interest - beginning of period.....  $808,361   $ 19,301   $      -  $519,817   $      -   $      -
 Excess costs.........................    16,424     46,777    143,400   292,558     71,126    143,400
 Recovery of excess costs.............   (83,125)   (52,814)         -   (83,125)   (58,007)         -
 Interest.............................    15,944        951      1,340    28,354      1,096      1,340
                                        --------   --------   --------  --------   --------   --------

 Cumulative excess costs and
   accrued interest - end of period...  $757,604   $ 14,215   $144,740  $757,604   $ 14,215   $144,740
                                        ========   ========   ========  ========   ========   ========

 Net to trust (75%)...................  $568,203   $ 10,661   $108,555
                                        ========   ========   ========

    Excess costs and accrued interest for each conveyance must be fully recovered from the respective future net proceeds of the 75% royalty trust interests before they can again contribute to trust royalty income. Excess costs and accrued interest from the Oklahoma 75% royalty trust interests were fully recovered in July 1999. See Item 2, "Trustee's Discussion and Analysis -Costs."


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

Item 2.  Trustee's Discussion and Analysis.

DISTRIBUTABLE INCOME

Quarter

For the quarter ended June 30, 1999, royalty income was $1,213,539 compared with $1,654,355 for the second quarter of 1998. This 27% decrease in royalty income is primarily the result of lower gas production and prices (see "Royalty Income" below).

After considering interest income of $1,771 and administration expense of $43,935, distributable income for the quarter ended June 30, 1999 was $1,171,375, or $0.195230 per unit of beneficial interest. For the quarter ended June 30, 1998, distributable income was $1,607,399, or $0.267899 per unit. Distributions to unitholders for the quarter ended June 30, 1999 were:


                                                Distribution
                   Record Date   Payment Date    per Unit
                -------------    ------------    ---------
                April 30, 1999   May 14,1999     $0.065977
                May 28, 1999     June 14, 1999    0.056986
                June 30, 1999    July 15, 1999    0.072267
                                                 ---------

                                                 $0.195230
                                                 =========

Six Months

For the six months ended June 30, 1999, royalty income was $2,693,394 compared with $3,989,773 for the same 1998 period. Lower oil and gas prices were the primary reasons for this 32% decrease in royalty income (see "Royalty Income" below).

After considering interest income of $3,799 and administration expense of $85,430, distributable income for the six months ended June 30, 1999 was $2,611,763, or $0.435295 per unit of beneficial interest. For the six months ended June 30, 1998, distributable income was $3,902,368, or $0.650393 per unit.

ROYALTY INCOME

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

The following are variances in prices, volumes and costs for the underlying properties:

                                        Three Months                                  Six Months
                                      Ended June 30 (a)                            Ended June 30 (a)
                               -------------------------------   Increase    -------------------------------   Increase
                                     1999             1998      (Decrease)         1999             1998      (Decrease)
                               -----------------  ------------  -----------  -----------------  ------------  -----------
Sales Volumes
   Oil (Bbls)................            86,866       97,064          (11%)           174,866      201,750          (13%)
   Average per day...........               976        1,091          (11%)               966        1,115          (13%)

 Gas (Mcf)...................           815,789      926,605          (12%)         1,734,614    1,762,506           (2%)
   Average per day...........             9,064       10,296          (12%)             9,531        9,684           (2%)

Sales Prices
 Oil (per Bbl)...............            $12.28       $12.91           (5%)            $11.36       $14.59          (22%)
 Gas (per Mcf)...............             $1.79        $1.88           (5%)             $1.76        $2.22          (21%)

Revenues
 Oil sales...................        $1,066,701   $1,252,941          (15%)        $1,985,861   $2,943,451          (33%)
 Gas sales...................         1,458,981    1,744,978          (16%)         3,051,002    3,905,807          (22%)
                                     ----------   ----------                       ----------   ----------
   Total Revenues............         2,525,682    2,997,919          (16%)         5,036,863    6,849,258          (26%)
                                     ----------   ----------                       ----------   ----------

Costs
 Taxes, transportation
  and other..................           397,432      327,592           21%            629,101      675,402           (7%)
 Production expense..........           625,349      637,160           (2%)         1,195,955    1,342,701          (11%)
 Development costs...........            81,786      331,293          (75%)           441,025      478,282           (8%)
 Excess costs................           (63,201)    (143,400)         (56%)          (363,684)    (143,400)         154%
 Recovery of excess costs....           135,939            -            -             141,132            -            -
                                     ----------   ----------                       ----------   ----------
   Total Costs...............         1,177,305    1,152,645            2%          2,043,529    2,352,985          (13%)
                                     ----------   ----------                       ----------   ----------

Net Proceeds.................        $1,348,377   $1,845,274          (27%)        $2,993,334   $4,496,273          (33%)
                                     ==========   ==========                       ==========   ==========
Royalty Income...............        $1,213,539   $1,654,355          (27%)        $2,693,394   $3,989,773          (32%)
                                     ==========   ==========                       ==========   ==========

=======================================

(a) Because of the interval between time of production and receipt of royalty income by the trust, (1) oil and gas sales for the quarter ended June 30 generally represent oil production for the period February through April and gas production for the period January through March and (2) oil and gas sales for the six months ended June 30 generally represent oil production for the period November through April and gas production for the period October through March .


The following are explanations of significant variances:

SALES VOLUMES

Oil
Decreases are primarily the result of mechanical complications and initial downtime of workover and development projects on some of the underlying working interest properties. Mechanical complications on one of the underlying Oklahoma working interest properties caused second quarter volumes to decline 6,335 Bbls, or 25%, and six-month volumes to decline 16,116 Bbls, or 30%, from 1998 to 1999. Cross Timbers Oil has advised the trustee that it expects production from this property to recover, but cannot predict when recovery will occur.

Gas
Decreased gas sales volumes are primarily because of the timing of cash receipts and purchaser adjustments.

SALES PRICES

Oil
During December 1998, the average West Texas Intermediate crude oil price fell to $8.00, the lowest level since 1978. Oil prices began to climb in March 1999 following news of further agreed production cuts by OPEC and other oil producers.

The average posted West Texas Intermediate oil price for May through July 1999 (related to royalty income to be received by the trust in third quarter 1999) was $16.01, a 37% increase from the comparable 1998 price of $11.70. The average posted West Texas Intermediate oil price for July was $17.38.

Gas
Gas prices for the first half of 1999, which are related to fourth quarter 1998 and first quarter 1999 production, were lower because of an abnormally warm winter throughout the United States. San Juan Basin gas prices, in particular, were lower because of an abundance of hydroelectric energy in West Coast markets following a winter with unusually high precipitation.

Cooler spring weather and lower industry production levels helped to strengthen prices beginning in April. The average San Juan Basin index gas price for April through June 1999 (related to royalty income to be received by the trust in third quarter 1999) was $1.86, a 4% decrease from the comparable 1998 price.

COSTS

Taxes
Taxes, transportation and other for the quarter increased because of approximately $185,000 in purchaser deductions for gathering and compression charges which had previously been netted in the gas sales price. These charges were partially offset by lower production and property taxes, primarily related to lower oil and gas revenues. For the six-month period, the reduction in production and property taxes related to lower revenues exceeded the increase related to purchaser deductions.

Development
Development costs declined significantly in the second quarter as the carbon dioxide injection project on one of the underlying Texas working interest properties neared completion.

Excess costs
Because of lower development costs and higher oil prices, excess costs for the quarter were lower and the 75% royalty trust interests began to recover prior excess costs in May 1999. Excess costs are higher for the six-month period because of significant excess costs in the first quarter of 1999 primarily related to low oil prices and costs of the carbon dioxide injection project. See Note 3 to the condensed financial statements.

Cumulative excess costs and accrued interest from the Oklahoma 75% royalty trust interests were fully recovered in July 1999. During 1998, the Oklahoma 75% royalty trust interests contributed $0.03 per unit to royalty income, or approximately 3% of total trust distributions. During 1997, the Oklahoma 75% royalty trust interests contributed $0.12 per unit, or approximately 7% of total distributions.

As of June 30, 1999, cumulative excess costs and accrued interest of $757,604 must be recovered before the Texas 75% royalty trust interests again contribute to royalty income. The Texas 75% royalty trust interests recovered approximately $58,000 in excess costs in each of June and July 1999. With recent increased oil prices, this recovery rate should increase. Because costs exceeded revenues for all but the first quarter of 1998, the Texas 75% royalty trust interests only contributed $0.02 per unit to 1998 royalty income, or 1% of total 1998 distributions, as compared with $0.18 per unit, or approximately 10% of distributions in 1997.

OIL AND GAS SALES VOLUMES FOR THE ROYALTY TRUST INTERESTS

Oil and gas sales volumes are allocated to the royalty trust interests based upon a formula that considers oil and gas prices and the total amount of production expenses and development costs. Changes in any of these factors may result in disproportionate fluctuations in volumes allocated to the royalty trust interests. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

Oil and gas sales volumes attributable to the royalty trust interests are as follows:


                     Three Months Ended   Six Months Ended
                           June 30,           June 30,
                      ----------------  --------------------
                       1999     1998      1999       1998
                      -------  -------  ---------  ---------
  Oil Sales (Bbls)..   19,827   22,535     39,258     55,597

  Gas Sales (Mcf)...  708,220  800,294  1,501,917  1,525,959

AMORTIZATION

Amortization of royalty trust interests, which is directly charged to trust corpus, decreased to $387,853 for second quarter 1999 from $501,760 for the prior year quarter. For the first half of 1999, amortization decreased to $841,831 from $1,182,431 for the first half of 1998. Decreased amortization is the result of lower oil and gas sales volumes, as well as reduced oil sales volumes allocated to the royalty trust interests because of excess costs.


YEAR 2000
---------

"Year 2000," or the ability of computer systems to process dates with years beyond 1999, affects almost all companies and organizations. Computer systems that are not Year 2000 compliant by January 1, 2000 may have material adverse effects on companies and organizations that rely upon those systems.

The trust's timely receipt of royalty income and disbursement of distributable income to unitholders is largely dependent upon performance by Cross Timbers Oil, ChaseMellon Shareholder Services, L.L.C. and other third parties, including property operators, oil and natural gas purchasers and significant service providers such as electric utility companies and natural gas plant, pipeline and gathering systems. Since the trust does not use the trustee's computer systems in any significant capacity, the trustee's Year 2000 compliance will not materially affect the trust.

Cross Timbers Oil is in the process of reviewing its computer systems and computer-controlled field equipment and making the necessary modifications for Year 2000 compliance. Cross Timbers Oil has completed modifications and testing of its primary accounting and land computer programs. The remaining computer systems have been inventoried and assessed. Remediation and testing of significant remaining systems are expected to be complete by the end of August 1999. Based on its review, remediation efforts and the results of testing to date, Cross Timbers Oil does not believe that timely modification of its computer systems and computer-controlled equipment for Year 2000 compliance represents a material risk to the trust. No costs of such modifications will be incurred by the trust.

With the exception of approximately 20 overriding royalty interests in the San Juan Basin, Cross Timbers Oil does not operate any of the underlying properties, nor does Cross Timbers Oil or any of its affiliates generally purchase significant production from the underlying properties. Therefore, the trust's Year 2000 exposure is primarily dependent upon compliance of ChaseMellon Shareholder Services, L.L.C., property operators and product purchasers of significant underlying properties, as well as vendors who supply critical goods and services to these third parties. ChaseMellon Shareholder Services, L.L.C. has notified Cross Timbers Oil that it is Year 2000 compliant. The trustee and Cross Timbers Oil have identified and mailed inquiries to oil and gas purchasers and operators whose Year 2000 compliance could significantly affect them. Of those contacted, 11% indicated that they are currently Year 2000 compliant, 56% indicated that they are in the process of remediating non-compliant systems and 33% have not yet responded to written inquiries. All respondents have stated that they will be compliant before January 1, 2000, if they are not already compliant. Cross Timbers Oil will contact non-respondents by the end of August 1999. Despite their efforts to assure that such third parties are Year 2000 compliant, neither the trustee nor Cross Timbers Oil can provide assurance that all significant third parties will achieve timely Year 2000 compliance. Such failure to achieve Year 2000 compliance could have a material adverse impact on timely trust distributions to unitholders.

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


FORWARD LOOKING STATEMENTS
--------------------------

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

 PART II - OTHER INFORMATION
----------------------------

Items 1 through 5.  Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

    Exhibit Number
    and Description                                                        Page
    ---------------                                                        ----

    (4)(a) Cross Timbers Royalty Trust Indenture Amended and Restated on January 13, 1992 by NCNB Texas National Bank (now Bank of America, N.A.) as trustee, heretofore filed as Exhibit 3.1 to the trust's Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

       (b) Net Overriding Royalty Conveyance (Cross Timbers Royalty
           Trust, 90% - Texas) from South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory
           Timbers Limited Partnership, and Cross Timbers Partners, L.P. (predecessors of Cross Timbers Oil Company, L.P. which subsequently merged into Cross Timbers Oil Company) to NCNB Texas National Bank (now Bank of America, N.A.), as trustee, dated February 12, 1991 (without Schedules A and B), heretofore filed as Exhibit 10.1 to the trust's Registration Statement
           No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

       (c) Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust, 75% - Texas) from South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross Timbers Partners, L.P. (predecessors of Cross Timbers Oil Company, L.P. which subsequently merged into Cross Timbers Oil Company) to NCNB Texas National Bank
           (now Bank of America, N.A.), as trustee, dated February 12, 1991 (without Schedules A and B), heretofore filed as Exhibit 10.5 to the trust's Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

    (15)   Awareness letter of Arthur Andersen LLP                           20

(b)  Reports on Form 8-K.

       No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CROSS TIMBERS ROYALTY TRUST
                                  By BANK OF AMERICA, N.A., TRUSTEE


                                  By /s/ RON E. HOOPER
                                    -----------------------------
                                         Ron E. Hooper
                                         Vice President



                                  CROSS TIMBERS OIL COMPANY



Date:  August 13, 1999            By /s/ BENNIE G. KNIFFEN
                                    -----------------------------
                                         Bennie G. Kniffen
                                      Senior Vice President and
                                            Controller