Form 10-Q
period 1999-09-30
CROSS TIMBERS ROYALTY TRUST
filed 1999-11-12
CIK 881787

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   Form 10-Q



               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


               For the Quarterly Period Ended September 30, 1999
                                              ------------------


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

Number of units of beneficial interest outstanding at November 1, 1999:
6,000,000
---------

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
-----------------------------------------------------------


           TABLE OF CONTENTS



                                                                            Page
                                                                            ----

           Glossary of Terms................................................  3


PART I.    FINANCIAL INFORMATION

 Item 1.   Financial Statements.............................................  4

           Report of Independent Public Accountants.........................  5

           Condensed Statements of Assets, Liabilities and Trust Corpus
           at September 30, 1999 and December 31, 1998......................  6

           Condensed Statements of Distributable Income
           for the Three and Nine Months Ended September 30, 1999
           and 1998.........................................................  7

           Condensed Statements of Changes in Trust Corpus
           for the Three and Nine Months Ended September  30, 1999
           and 1998.........................................................  8

           Notes to Condensed Financial Statements..........................  9

 Item 2.   Trustee's Discussion and Analysis................................ 12

 Item 3.   Quantitative and Qualitative Disclosures about Market Risk....... 16

PART II.   OTHER INFORMATION

 Item 6.   Exhibits and Reports on Form 8-K................................. 17

           Signatures....................................................... 18

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

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL STATEMENTS
-----------------------------



Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust's latest annual report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at September 30, 1999, and the distributable income and changes in trust corpus for the three and nine-month periods ended September 30, 1999 and 1998, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Bank of America, N.A., as Trustee
 for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of September 30, 1999 and the related condensed statements of distributable income and changes in trust corpus for the three and nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the trustee.

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



ARTHUR ANDERSEN LLP

Fort Worth, Texas
November 4, 1999

CROSS TIMBERS ROYALTY TRUST
--------------------------------------------------------------------------------

Condensed Statements of Assets, Liabilities and Trust Corpus



                                               September 30,   December 31,
                                                    1999           1998
                                               --------------  ------------
                                                (Unaudited)

ASSETS

Cash and short-term investments..............    $   546,542    $   528,758

Interest to be received......................          1,078            781

Net profits interests in oil and gas
  properties - net (Note 1)..................     34,422,975     36,024,941
                                                 -----------   ------------

                                                 $34,970,595    $36,554,480
                                                 ===========   ============


LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders..........    $   547,620    $   529,539

Trust corpus (6,000,000 units of beneficial
  interest authorized and outstanding).......     34,422,975     36,024,941
                                                 -----------   ------------

                                                 $34,970,595    $36,554,480
                                                 ===========   ============




The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST
--------------------------------------------------------------------------------

Condensed Statements of Distributable Income (Unaudited)



                                          Three Months Ended       Nine Months Ended
                                             September 30,           September 30,
                                        ----------------------  ----------------------
                                           1999        1998        1999        1998
                                        ----------  ----------  ----------  ----------
Royalty income.................         $1,696,721  $1,672,455  $4,390,115  $5,662,228

Interest income................              2,876       2,596       6,675       8,908
                                        ----------  ----------  ----------  ----------

Total income...................          1,699,597   1,675,051   4,396,790   5,671,136

Administration expense.........             41,545      37,763     126,975     131,480
                                        ----------  ----------  ----------  ----------

Distributable income...........         $1,658,052  $1,637,288  $4,269,815  $5,539,656
                                        ==========  ==========  ==========  ==========

Distributable income per unit
   (6,000,000 units)...........         $ 0.276342  $ 0.272882  $ 0.711637  $ 0.923276
                                        ==========  ==========  ==========  ==========



The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST
--------------------------------------------------------------------------------

Condensed Statements of Changes in Trust Corpus (Unaudited)



                                                Three Months Ended          Nine Months Ended
                                                   September 30,              September 30,
                                            --------------------------  -------------------------
                                                1999          1998          1999          1998
                                            -----------   -----------   -----------   -----------

Trust corpus, beginning of period..         $35,183,110   $36,921,936   $36,024,941   $38,104,367

Amortization of net profits
    interests......................            (760,135)     (486,814)   (1,601,966)   (1,669,245)

Distributable income...............           1,658,052     1,637,288     4,269,815     5,539,656

Distributions declared.............          (1,658,052)   (1,637,288)   (4,269,815)   (5,539,656)
                                            -----------   -----------   -----------   -----------

Trust corpus, end of period........         $34,422,975   $36,435,122   $34,422,975   $36,435,122
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

     The financial statements of the trust differ from financial statements prepared in accordance with generally accepted accounting principles ("GAAP") because revenues are not accrued in the month of production, expenses are recognized when paid rather than when incurred, and certain cash reserves may be established for contingencies which would not be accrued under GAAP. The initial carrying value of the royalty trust interests ($61,100,449) represents Cross Timbers Oil's historical net book value on February 12, 1991, the creation date of the trust. Amortization of the royalty trust interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $26,677,474 as of September 30, 1999 and $25,075,508 as of December 31,
     1998.

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

     Based on 1999 qualifying sales volumes and the factors used in the calculation of the 1998 coal seam tax credit, the credit is estimated to be $0.042 per unit for the quarter and $0.127 per unit for the nine months ended September 30, 1999. The actual coal seam tax credit was $0.044 per unit for third quarter 1998 and $0.126 per unit for the nine months ended September 30, 1998. Final 1999 coal seam tax credit data will be provided to unitholders with year-end tax information.


3.   Excess Costs

     Cross Timbers Oil has advised the trustee that costs exceeded revenues from the underlying properties of the 75% royalty trust interests during the three and nine months ended September 30, 1999 and 1998. The following is a summary of changes in excess costs by conveyance during these periods.

                                                Three Months Ended September 30,
                                            -----------------------------------------
                                                     1999                 1998
                                            ---------------------  ------------------
                                              Texas     Oklahoma    Texas    Oklahoma
                                            ----------  ---------  --------  --------

     Cumulative excess costs and accrued
      interest - beginning of period......  $ 757,604   $ 14,215   $144,740  $      -
     Excess costs.........................     34,760     34,345    210,876    10,067
     Recovery of excess costs.............    (82,609)   (14,305)         -         -
     Interest.............................     14,819         90      4,765        46
                                            ---------   --------   --------   -------

     Cumulative excess costs and
      accrued interest - end of period....  $ 724,574   $ 34,345   $360,381   $10,113
                                            =========   ========   ========   =======

     Net to trust (75%)...................  $ 543,431   $ 25,759   $270,286   $ 7,585
                                            =========   ========   ========   =======

                                                 Nine Months Ended September 30,
                                            -----------------------------------------
                                                     1999                 1998
                                            ---------------------  ------------------
                                              Texas     Oklahoma    Texas    Oklahoma
                                            ----------  ---------  --------  --------
     Cumulative excess costs and accrued
      interest - beginning of period......  $ 519,817   $      -   $      -  $      -
     Excess costs.........................    327,318    105,471    354,276    10,067
     Recovery of excess costs.............   (165,734)   (72,312)         -         -
     Interest.............................     43,173      1,186      6,105        46
                                            ---------   --------   --------   -------

Cumulative excess costs and
      accrued interest - end of period....  $ 724,574   $ 34,345   $360,381   $10,113
                                            =========   ========   ========   =======

     Net to trust (75%)...................  $ 543,431   $ 25,759   $270,286   $ 7,585
                                            =========   ========   ========   =======


     Excess costs and accrued interest for each conveyance must be fully recovered from the respective future net proceeds of the 75% royalty trust interests before they can again contribute to trust royalty income. Excess costs and accrued interest from the Oklahoma 75% royalty trust interests were fully recovered in October 1999. See Item 2, "Trustee's Discussion and Analysis - Costs."


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

Item 2.  Trustee's Discussion and Analysis.

Distributable Income

Quarter

For the quarter ended September 30, 1999, royalty income was $1,696,721 compared with $1,672,455 for the third quarter of 1998. This 1% increase in royalty income is primarily the result of higher oil and gas prices, largely offset by lower oil and gas production and excess cost recovery. See "Royalty Income" below.

After considering interest income of $2,876 and administration expense of $41,545, distributable income for the quarter ended September 30, 1999 was $1,658,052, or $0.276342 per unit of beneficial interest. For the quarter ended September 30, 1998, distributable income was $1,637,288, or $0.272882 per unit. Distributions to unitholders for the quarter ended September 30, 1999 were:

                                                      Distribution
                 Record Date         Payment Date       per Unit
            --------------------  ------------------  ------------
            July 30, 1999         August 13, 1999       $0.076045
            August 31, 1999       September 15, 1999     0.109027
            September 30, 1999    October 15, 1999       0.091270
                                                        ---------

                                                        $0.276342
                                                        =========

Nine Months

For the nine months ended September 30, 1999, royalty income was $4,390,115 compared with $5,662,228 for the same 1998 period. Lower oil and gas production and lower product prices were the primary reasons for this 22% decrease in royalty income. See "Royalty Income" below.

After considering interest income of $6,675 and administration expense of $126,975, distributable income for the nine months ended September 30, 1999 was $4,269,815, or $0.711637 per unit of beneficial interest. For the nine months ended September 30, 1998, distributable income was $5,539,656, or $0.923276 per unit.

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

The following are variances in prices, volumes and costs for the underlying properties:

                                                Three Months                               Nine Months
                                            Ended September 30 (a)                   Ended September 30 (a)
                                           ------------------------   Increase     -------------------------   Increase
                                               1999         1998      (Decrease)       1999         1998      (Decrease)
                                           -----------  -----------  -----------   ------------  -----------  -----------
Sales Volumes
   Oil (Bbls)                                  79,435       96,020         (17%)       254,301      297,770         (15%)
   Average per day                                863        1,044         (17%)           932        1,091         (15%)

 Gas (Mcf)...................                 935,338      964,888          (3%)     2,669,952    2,727,394          (2%)
   Average per day                             10,278       10,603          (3%)         9,780        9,990          (2%)

Sales Prices
 Oil (per Bbl)...............                  $16.34       $11.69          40%         $12.91       $13.65          (5%)
 Gas (per Mcf)...............                   $2.02        $1.85           9%          $1.85        $2.09         (11%)

Revenues
 Oil sales...................              $1,297,628   $1,122,379          16%     $3,283,489   $4,065,830         (19%)
 Gas sales...................               1,885,097    1,785,186           6%      4,936,099    5,690,993         (13%)
                                           ----------   ----------                  ----------   ----------
   Total Revenues                           3,182,725    2,907,565           9%      8,219,588    9,756,823         (16%)
                                           ----------   ----------                  ----------   ----------

Costs
 Taxes, transportation
  and other                                   478,595      292,290          64%      1,107,696      967,692          14%
 Production expense (b)......                 599,642      661,429          (9%)     1,795,597    2,004,130         (10%)
 Development costs...........                 175,132      314,699         (44%)       616,157      792,981         (22%)
 Excess costs................                 (69,105)    (220,943)        (69%)      (432,789)    (364,343)         19%
   Recovery of excess costs                    96,915            -           -         238,047            -           -
                                           ----------   ----------                  ----------   ----------
   Total Costs                              1,281,179    1,047,475          22%      3,324,708    3,400,460          (2%)
                                           ----------   ----------                  ----------   ----------

Net Proceeds                               $1,901,546   $1,860,090           2%     $4,894,880   $6,356,363         (23%)
                                           ==========   ==========                  ==========   ==========
Royalty Income                             $1,696,721   $1,672,455           1%     $4,390,115   $5,662,228         (22%)
                                           ==========   ==========                  ==========   ==========


(a) Because of the interval between time of production and receipt of royalty income by the trust, (1) oil and gas sales for the quarter ended September 30 generally represent oil production for the period May through July and gas production for the period April through June and (2) oil and gas sales for the nine months ended September 30 generally represent oil production for the period November through July and gas production for the period October through June.

(b) Includes an overhead fee which is deducted and retained by Cross Timbers Oil. This fee is currently $22,684 per month and is subject to adjustments each May based on an oil and gas industry index.

The following are explanations of significant variances:

Sales Volumes

Oil
Decreased oil volumes in third quarter 1999 primarily resulted from timing of cash receipts. The nine-month oil volume fluctuation was primarily the result of mechanical complications on one of the underlying Oklahoma working interest properties which caused a decline of 19,900 Bbls. The remaining nine-month decline is primarily because of the timing of cash receipts.

Gas
Decreased gas sales volumes were primarily related to the timing of cash receipts.

Sales Prices

Oil
During December 1998, the average posted West Texas Intermediate crude oil price fell to $8.00, the lowest level since 1978. Oil prices began to climb in March 1999 following news of further agreed production cuts by OPEC and other oil producers.

The average posted West Texas Intermediate oil price for August through October 1999 (related to royalty income to be received by the trust in fourth quarter
1999) was $19.79, a 69% increase from the comparable 1998 price of $11.71. The average posted West Texas Intermediate oil price for October was $19.91.

Gas
Gas prices for third quarter 1999 were higher than in third quarter 1998 primarily because of purchaser deductions which were netted in the gas price in 1998. As of 1999, these purchaser deductions are included in taxes, transportation and other costs.

Gas prices for the nine months of 1999, which are related to October 1998 through June 1999 production, were lower because of an abnormally warm winter throughout the United States during the first four months of the year. San Juan Basin gas prices, in particular, were lower because of an abundance of hydroelectric energy in West Coast markets following a winter with unusually high precipitation. The average San Juan Basin index gas price for July through September 1999 (related to royalty income to be received by the trust in fourth quarter 1999) was $2.31, a 33% increase from the comparable 1998 price.

Costs

Taxes
Taxes, transportation and other for the quarter increased because of approximately $200,000 in purchaser deductions for gathering and compression charges which had previously been netted in the gas sales price. For the nine months ended September 30, 1999, approximately $425,000 in purchaser deductions have been recorded which were largely offset by lower production taxes related to lower oil and gas revenues.

Development

Development costs declined significantly in 1999 as the carbon dioxide injection project on one of the underlying Texas working interest properties neared completion in the third quarter.

Excess Costs

Because of lower development costs and higher oil and gas prices, excess costs for third quarter 1999 were lower than third quarter 1998. Excess costs were higher for the nine-month period because of significant excess costs in the first quarter of 1999 primarily related to low oil prices and costs of the carbon dioxide injection project. See Note 3 to the condensed financial statements. Excess costs of $34,345 ($25,759 net to the trust) on the Oklahoma 75% royalty trust interests were recovered in October 1999.

As of September 30, 1999, cumulative excess costs and accrued interest of $724,574 ($543,431 net to the trust) must be recovered before the Texas 75% royalty trust interests again contribute to royalty income. The Texas 75% royalty trust interests are expected to recover approximately $136,000 ($102,000 net to the trust) in excess costs in November 1999. If recent increased oil prices are sustained, it is expected that this rate of recovery will continue. Because costs exceeded revenues for all but the first quarter of 1998, the Texas 75% royalty trust interests only contributed $0.02 per unit to 1998 royalty income, or 1% of total 1998 distributions, as compared with $0.18 per unit, or approximately 10% of distributions in 1997.

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

Oil and gas sales volumes attributable to the royalty trust interests are as follows:

                      Three Months Ended    Nine Months Ended
                         September 30,        September 30,
                      ------------------  --------------------
                        1999      1998      1999        1998
                      --------  --------  --------   ---------
  Oil Sales (Bbls)...   24,040   22,000      63,298     81,597

  Gas Sales (Mcf)....  822,978  829,257   2,324,895  2,355,216

Amortization

Amortization of royalty trust interests, which is directly charged to trust corpus, increased to $760,135 for third quarter 1999 from $486,814 for the prior year quarter. Increased amortization is primarily the result of reduced estimated reserves at the beginning of 1999 based on lower oil prices.

Year 2000

"Year 2000," or the ability of computer systems to process dates with years beyond 1999, affects almost all companies and organizations. Computer systems that are not Year 2000 compliant by January 1, 2000 may have material adverse effects on companies and organizations that rely upon those systems.

The trust's timely receipt of royalty income and disbursement of distributable income to unitholders is largely dependent upon performance of computer systems and computer-controlled equipment of Cross Timbers Oil, ChaseMellon Shareholder Services, L.L.C. and other third parties, including property operators, oil and natural gas purchasers and significant service providers such as electric utility companies and natural gas plant, pipeline and gathering system operators. Since the trust does not use the trustee's computer systems in any significant capacity, the trustee's Year 2000 compliance will not materially affect the trust.

Cross Timbers Oil has completed remediation and testing of its significant computer systems and computer-controlled field equipment. The remaining less critical computer systems have been inventoried and assessed. Functional solutions and remediation of less critical items is expected to be complete by the end of December 1999. Less critical items are components not considered to be critical for production, safety or sales. Based on its remediation efforts and the results of testing to date, Cross Timbers Oil does not believe that timely modification of its computer systems and computer-controlled equipment for Year 2000 compliance represents a material risk to the trust. No costs of such modifications will be incurred by the trust.

With the exception of approximately 20 overriding royalty interests in the San Juan Basin, Cross Timbers Oil does not operate any of the underlying properties, nor does Cross Timbers Oil or any of its affiliates generally purchase significant production from the underlying properties. Therefore, the trust's Year 2000 exposure is primarily dependent upon compliance of ChaseMellon Shareholder Services, L.L.C., property operators and product purchasers of significant underlying properties, as well as vendors who supply critical goods and services to these third parties. ChaseMellon Shareholder Services, L.L.C. has notified Cross Timbers Oil that it is Year 2000 compliant. Cross Timbers Oil has identified and mailed inquiries to, as well as contacted by phone, oil and gas purchasers and operators whose Year 2000 compliance could significantly affect them. Of those contacted, 11% indicated that they are currently Year 2000 compliant, 78% indicated that they are in the process of remediating non-compliant systems and 11% have not yet responded to written inquiries. All respondents have stated that they will be compliant before January 1, 2000, if they are not already compliant. Despite their efforts to assure that such third parties are Year 2000 compliant, neither the trustee nor Cross Timbers Oil can provide assurance that all significant third parties will achieve timely Year 2000 compliance. Such failure to achieve Year 2000 compliance could have a material adverse impact on timely trust distributions to unitholders.

Cross Timbers Oil is currently identifying appropriate contingency plans in the event of potential problems resulting from failure of its computer systems on January 1, 2000. Contingency plans may include installing backup computer systems or equipment and temporarily replacing systems or equipment with manual processes. No contingency plans have been completed to date; Cross Timbers Oil expects contingency plans to be complete by November 1999.

Forward Looking Statements

This report on Form 10-Q includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements contained in this "Trustee's Discussion and Analysis" regarding the royalty trust interests, industry conditions and Year 2000 compliance, are forward looking statements. Although the trustee and Cross Timbers Oil believe that the expectations reflected in these forward looking statements are reasonable, they can give no assurance that such expectations will prove to be correct.

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

     (15)      Awareness letter of Arthur Andersen LLP                        19

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


                                 CROSS TIMBERS ROYALTY TRUST
                                 By BANK OF AMERICA, N.A., TRUSTEE


                                 By         RON E. HOOPER
                                    --------------------------------
                                            Ron E. Hooper
                                            Vice President



                                 CROSS TIMBERS OIL COMPANY



Date: November 12, 1999          By        LOUIS G. BALDWIN
                                    --------------------------------
                                           Louis G. Baldwin
                                       Executive Vice President
                                      and Chief Financial Officer