Form 10-K405
period 1999-12-31
CROSS TIMBERS ROYALTY TRUST
filed 2000-03-30
CIK 881787

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

For the fiscal year ended December 31,           Commission file number 1-10982
1999

                          Cross Timbers Royalty Trust
   (Exact name of registrant as specified in the Cross Timbers Royalty Trust
                                  Indenture)

                Texas                                    75-6415930
   (State or other jurisdiction of             (I.R.S. Employer Identification
   incorporation or organization)                           No.)

        Bank of America, N.A.                              75283-0650
               Trustee                                     (Zip Code)
           P.O. Box 830650
            Dallas, Texas
   (Address of principal executive
              offices)

       Registrant's telephone number including area code: (877) 228-5084

          Securities registered pursuant to Section 12(b) of the Act:

            Title of each class             Name of each exchange on which registered
            -------------------             -----------------------------------------
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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  At March 1, 2000, there were 6,000,000 units of beneficial interest of the trust outstanding. The aggregate market value of the units (based on the closing price on the New York Stock Exchange on March 1, 2000) held by non-affiliates of the registrant on that date was approximately $52.9 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Listed below is the only document parts of which are incorporated herein by reference and the parts of this report into which the document is incorporated:

                  1999 Annual Report to Unitholders--Part II

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

  Cross Timbers Royalty Trust is an express trust created under the laws of Texas pursuant to the Cross Timbers Royalty Trust Indenture entered into on February 12, 1991 between predecessors of Cross Timbers Oil Company, as grantors, and NCNB Texas National Bank, as trustee. Bank of America, N.A., successor of NCNB Texas National Bank, is now the trustee of the trust. The principal office of the trust is located at 901 Main Street, Dallas, Texas 75202 (telephone number 877-228-5084).

  On February 12, 1991, the predecessors of Cross Timbers Oil conveyed defined net profits interests to the trust under five separate conveyances:

  -- one in each of the states of Texas, Oklahoma and New Mexico, to convey a 90% defined net profits interest carved out of substantially all royalty and overriding royalty interests owned by the predecessors in those states, and

  -- one in each of the states of Texas and Oklahoma, to convey a 75% defined net profits interest carved out of specific working interests owned by the predecessors in those states.

  The conveyance of these interests, referred to collectively herein as the "royalty trust interests," was effective for production from October 1, 1990. The royalty trust interests and the underlying properties are further described under Item 2.

  In exchange for the conveyance of the royalty trust interests to the trust, the predecessors of Cross Timbers Oil received 12,000,000 units of beneficial interest of the trust, which were converted into 6,000,000 units following a 1-for-2 reverse split in January 1992. Predecessors of Cross Timbers Oil distributed units to their owners in February 1991 and November 1992, and in February 1992, sold units in the trust's initial public offering. Units are listed and traded on the New York Stock Exchange under the symbol "CRT." During 1996 and 1997, Cross Timbers Oil's Board of Directors authorized Cross Timbers Oil to purchase two million units. As of March 1, 2000, Cross Timbers Oil owned 1,360,000 units, or 22.7%, of the outstanding units.

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

  Under the terms of each of the five conveyances, the trust receives royalty income from the royalty trust interests on the last business day of each month. Royalty income is determined by Cross Timbers Oil by multiplying the net profit percentage (90% or 75%) times net proceeds from the underlying properties for each of the five conveyances during the previous month. Net proceeds are the gross proceeds received from the sale of production, less production costs. For the 90% royalty trust interests and the 75% royalty trust interests, "production costs" generally include applicable property taxes, transportation, marketing and other charges. For the 75% royalty trust interests only, production costs also include capital and operating costs paid (e.g., drilling, production and other direct costs of owning and operating the property) and a monthly overhead charge that is adjusted annually. The monthly overhead charge at December 31, 1999 was $22,684. If production costs exceed gross proceeds for any conveyance, such excess is carried forward to the computation of net proceeds for future months until the excess costs (plus interest accrued as specified in the conveyances) are completely recovered. Such excess production costs and related accrued interest from one conveyance cannot be used to reduce net proceeds from any other conveyance.

  The trust is not liable for any production costs or liabilities attributable to the royalty trust interests. If at any time the trust receives royalty income in excess of the amount due, the trust is not obligated to return such overpayment, but royalty income payable to the trust for the next month will be reduced by the overpayment, plus interest at the prime rate.

  Cross Timbers Oil does not operate or control any of the underlying properties, with the exception of approximately 20 overriding royalty interests in the San Juan Basin in which Cross Timbers Oil acquired the underlying working interest in December 1997 and became operator. As a working interest owner, Cross Timbers Oil can generally decline participation in any operation and allow consenting parties to conduct such operations, as provided under the operating agreements. Cross Timbers Oil also can assign, sell, or otherwise transfer its interest in the underlying properties, subject to the royalty trust interests, or can abandon an underlying property that is a working interest if it is incapable of producing in paying quantities, as determined by Cross Timbers Oil.

  To the extent it has the right to do so, Cross Timbers Oil is responsible for marketing its production from the underlying properties under existing sales contracts or new arrangements on the best terms reasonably obtainable in the circumstances.

  Royalty income received by the trust on or before the last business day of the month generally represents receipts attributable to oil production two months prior and gas production three months prior. The monthly distribution amount to unitholders is determined by:

  Adding--

  (1) royalty income received,

  (2) estimated interest income to be received on the monthly distribution amount, including an adjustment for the difference between the estimated and actual interest received for the prior monthly distribution amount,

  (3) cash available as a result of reduction of cash reserves, and

  (4) any other cash receipts, and

  Subtracting the sum of--

  (1) liabilities paid and

  (2) the reduction in cash available due to establishment of or increase in any cash reserve.

  The monthly distribution amount is distributed to unitholders of record within ten business days after the monthly record date. The monthly record date is generally the last business day of the month. The trustee calculates the monthly distribution amount and announces the distribution per unit at least ten days prior to the monthly record date.

  The trustee may establish cash reserves for contingencies. Cash held for such reserves, as well as for pending payment of the monthly distribution amount may be invested in federal obligations or certificates of deposit of major banks.

  The trustee's function is to collect the royalty income from the royalty trust interests, to pay all trust expenses and pay the monthly distribution amount to unitholders. The trustee's powers are specified by the terms of the indenture. The trust cannot engage in any business activity or acquire any assets other than the royalty trust interests and specific short-term cash investments. The trust has no employees since all administrative functions are performed by the trustee.

  Approximately 79% of the royalty income received by the trust during 1999, as well as 60% of the estimated proved reserves of the royalty trust interests at December 31, 1999 (based on the discounted present value using year-end oil and gas prices), is attributable to natural gas. There has historically been generally a greater demand for gas during the winter months than the rest of the year. Otherwise, trust income generally is not subject to seasonal factors, nor dependent upon patents, licenses, franchises or concessions. The trust conducts no research activities.

Item 2. Properties

  The royalty trust interests are the principal asset of the trust. The trustee cannot acquire any other asset, with the exception of certain short-term investments as specified under Item 1. The trustee is prohibited from selling any portion of the royalty trust interests unless approved by at least 80% of the unitholders or at such time as the trust's gross revenue is less than $1,000,000 for two successive years.

  The royalty trust interests are composed of:

  --the 90% royalty trust interests which are carved from:

  a) producing royalty and overriding royalty interest properties in Texas, Oklahoma and New Mexico, and

  b) 11.11% non-participating royalty interests in nonproducing properties located primarily in Texas and Oklahoma;

  --the 75% royalty trust interests which are carved from nonoperated working interests in four properties in Texas and three properties in Oklahoma.

  All underlying royalties, underlying nonproducing royalties and underlying working interest properties are currently owned by Cross Timbers Oil. Cross Timbers Oil may sell all or any portion of the underlying properties at any time, subject to and burdened by the royalty trust interests.

Producing Acreage, Wells and Drilling

  Underlying Royalties. The underlying royalties are royalty and overriding royalty interests primarily located in mature producing oil and gas fields. The most significant producing region in which the underlying royalties are located is the San Juan Basin in northwestern New Mexico. The trust's estimated proved reserves from this region totaled 29.3 Bcf at December 31, 1999, or approximately 82% of the trust's total gas reserves at that date. Cross Timbers Oil estimates that underlying royalties in the San Juan Basin include more than 2,000 gross (approximately 30 net) wells, covering over 60,000 gross acres. Most of these wells are operated by Amoco Production Company or Burlington Resources Oil & Gas Company. Production from conventional gas wells is primarily from the Dakota, Mesaverde and Pictured Cliffs formations.

  Exploitation of coal seam gas reserves in the Fruitland formation was the most significant recent development activity in the San Juan Basin until the drilling period for the federal income tax credit expired on January 1, 1993 (see "Regulation-Coal Seam Tax Credit"). Since that date, operators in the San Juan Basin have continued to report development of coal seam gas reserves without the incentive of the federal income tax credit. It is not known whether any of this development activity has directly affected trust reserves or production. During 1996, additional eastward pipeline capacity was completed in the San Juan Basin, reducing the dependence of San Juan Basin gas on California markets and effectively increasing San Juan Basin gas prices in relation to prices from other regions. Gas-powered electricity generation continues to increase in the southwest U.S., thereby increasing demand for San Juan Basin gas. Additional eastward pipeline capacity for western Canadian gas supplies, which previously were primarily directed to U.S. West Coast markets, has also improved the market for San Juan Basin gas.

  The underlying royalties also include royalties in the Sand Hills field of Crane County, Texas. Most of these properties are operated by Exxon Company, U.S.A. or Chevron, U.S.A. The Sand Hills field was discovered in 1931 and includes production from three main intervals, the Tubb, McKnight and Judkins. Development potential for the field includes recompletions and additional infill drilling.

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

  Underlying Working Interest Properties. The underlying working interest properties, detailed below, are developed properties undergoing secondary or tertiary recovery operations:

                                                                        Ownership of
                                                                      Cross Timbers Oil
                                                                      -----------------
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

  The underlying working interest properties consist of 60,154 gross (2,290 net) producing acres. As of December 31, 1999, there were 1,480 gross (66.5 net) productive oil wells, 989 gross (41.6 net) injection wells and no wells in process of drilling on these properties. During 1999, 8 gross (0.1 net) producing wells were drilled. No wells were drilled during 1998. During 1997, 15 gross (1.5 net) producing wells were drilled.

Oil and Gas Production

  Trust production is recognized in the period royalty income is received, which is the month following receipt by Cross Timbers Oil, and generally two months after the time of oil production and three months after gas production. Oil and gas production and average sales prices attributable to the underlying properties and the royalty trust interests for the three years ended December 31, 1999 were as follows:

                                                              75% Royalty Trust
                           90% Royalty Trust Interests            Interests                        Total
                         -------------------------------- -------------------------- ---------------------------------
                            1999       1998       1997      1999     1998     1997      1999       1998       1997
                         ---------- ---------- ---------- -------- -------- -------- ---------- ---------- -----------
Production
Underlying Properties
 Oil--Sales (Bbls).....      92,650    100,592     95,453  255,959  291,777  328,528    348,609    392,369     423,981
 Average per day
  (Bbls)...............         254        276        262      701      799      900        955      1,075       1,162
 Gas--Sales (Mcf)......   3,548,594  3,398,203  4,301,707   94,429  103,890  117,164  3,643,023  3,502,093  4 ,418,871
 Average per day
  (Mcf)................       9,722      9,310     11,785      259      285      321      9,981      9,595      12,106
Royalty Trust Interests
 Oil--Sales (Bbls).....      77,783     83,856     82,723   19,894   20,918   94,491     97,677    104,774     177,214
 Average per day
  (Bbls)...............         213        230        227       55       57      259        268        287         486
 Gas--Sales (Mcf)......   3,152,693  3,010,809  3,844,158   10,249    7,857   33,342  3,162,942  3,018,666   3,877,500
 Average per day
  (Mcf)................       8,638      8,249     10,532       28       21       91      8,666      8,270      10,623
Average Sales Price
 Oil (per Bbl).........  $    14.54 $    14.04 $    19.41 $  15.01 $  13.18 $  19.14 $    14.88 $    13.40 $     19.20
 Gas (per Mcf).........  $     2.01 $     2.05 $     2.05 $   1.35 $   1.34 $   1.93 $     1.99 $     2.03 $      2.04

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

Oil and Natural Gas Reserves

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

    Estimated future net revenues--Also referred to herein as "estimated future net cash flows." Computational result of applying current prices of oil and gas (with consideration of price changes only to the extent provided by existing contractual arrangements) to estimated future production from proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves. Estimated future net revenues do not include the effects of the coal seam tax credit, since the trust is not a taxable entity and the credit inures directly to the benefit of the unitholder (see "Discounted Present Value of the Coal Seam Tax Credit" below).

    Present value of estimated future net revenues--Also referred to herein as "standardized measure of discounted future net cash flows" or "standardized measure." Computational result of discounting estimated future net revenues at a rate of 10% annually.

  Miller and Lents, Ltd., independent petroleum engineers, has estimated oil and gas reserves attributable to the underlying properties and royalty trust interests as of December 31, 1999, 1998, 1997 and 1996. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

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

  Year-end oil prices used to determine the standardized measure were based on a West Texas Intermediate crude oil posted price of $22.75 per Bbl in 1999, $9.50 per Bbl in 1998, $15.50 per Bbl in 1997 and $24.25 per Bbl in 1996. The
year-end weighted average realized gas prices used to determine the standardized measure were $2.19 per Mcf in 1999, $1.88 per Mcf in 1998, $1.76 per Mcf in 1997 and $2.64 per Mcf in 1996.

  Proved Reserves

  The following table reconciles the change in proved reserves attributable to the royalty trust interests and underlying properties from December 31, 1996 through December 31, 1999 (in thousands):

                                     Royalty Trust Interests
                         ----------------------------------------------------
                                            75% Royalty
                           90% Royalty         Trust                              Underlying
                         Trust Interests     Interests           Total            Properties
                         ----------------  ---------------  -----------------  ------------------
                          Oil      Gas       Oil      Gas     Oil      Gas       Oil       Gas
                         (Bbls)    (Mcf)    (Bbls)   (Mcf)   (Bbls)    (Mcf)    (Bbls)     (Mcf)
                         ------  --------  -------  ------  -------  --------  --------  --------
Balance, December 31,
 1996................... 680.8   39,680.6  1,805.0   690.5  2,485.8  40,371.1   5,282.3  46,421.8
 Extensions, discoveries
  and other additions... 107.9      270.0      -0-     -0-    107.9     270.0     122.3     310.8
 Revisions of prior
  estimates.............  25.5    1,779.7   (745.8) (301.5)  (720.3)  1,478.2    (562.3)  1,761.7
 Production............. (82.7)  (3,844.1)   (94.5)  (33.4)  (177.2) (3,877.5)   (424.0) (4,418.9)
                         -----   --------  -------  ------  -------  --------  --------  --------
Balance, December 31,
 1997................... 731.5   37,886.2    964.7   355.6  1,696.2  38,241.8   4,418.3  44,075.4
 Extensions, discoveries
  and other additions...   3.6       95.7      -0-     -0-      3.6      95.7       4.1     265.6
 Revisions of prior
  estimates.............  25.3    1,482.1   (696.7) (282.4)  (671.4)  1,199.7  (1,620.1)    894.5
 Production............. (83.9)  (3,010.8)   (20.9)   (7.9)  (104.8) (3,018.7)   (392.4) (3,502.1)
                         -----   --------  -------  ------  -------  --------  --------  --------
Balance, December 31,
 1998................... 676.5   36,453.2    247.1    65.3    923.6  36,518.5   2,409.9  41,733.4
 Extensions, discoveries
  and other additions...  10.5      162.2      -0-     -0-     10.5     162.2      13.1     186.0
 Revisions of prior
  estimates............. 109.9    1,462.1  1,251.8   533.4  1,361.7   1,995.5   2,385.7   2,322.0
 Production............. (77.8)  (3,152.7)   (19.9)  (10.2)   (97.7) (3,162.9)   (348.6) (3,643.0)
                         -----   --------  -------  ------  -------  --------  --------  --------
Balance, December 31,
 1999................... 719.1   34,924.8  1,479.0   588.5  2,198.1  35,513.3   4,460.1  40,598.4
                         =====   ========  =======  ======  =======  ========  ========  ========

  During 1999, 1998 and 1997, upward revisions of prior estimates of the 90% royalty trust interests' proved gas reserves were primarily because of lower than anticipated production declines. During 1997, proved oil reserves of the 90% royalty trust interests increased primarily because of development drilling on trust royalty acreage in Lea County, New Mexico. Revisions of prior estimates of the 75% royalty trust interests' proved reserves and the underlying properties' proved oil reserves in each of these years were primarily the result of changes in the year-end oil prices used in estimating proved reserves. See "General" above.

  Proved Developed Reserves

  The following are estimated quantities of proved developed oil and gas reserves attributable to the royalty trust interests and underlying properties as of December 31, 1996 and each following year-end through December 31, 1999 (in thousands):

                                     Royalty Trust Interests
                         ------------------------------------------------
                           90% Royalty     75% Royalty                       Underlying
                         Trust Interests Trust Interests      Total          Properties
                         --------------- -------------------------------- ----------------
                          Oil     Gas      Oil     Gas     Oil     Gas      Oil     Gas
                         (Bbls)  (Mcf)    (Bbls)  (Mcf)  (Bbls)   (Mcf)   (Bbls)   (Mcf)
                         ------ -------- -------- -------------- -------- ------- --------
December 31, 1996....... 676.6  37,705.7  1,701.2  675.7 2,377.8 38,381.4 5,044.7 44,172.4
                         =====  ======== ======== ====== ======= ======== ======= ========
December 31, 1997....... 727.9  35,947.4    908.6  346.8 1,636.5 36,294.2 4,231.6 43,576.1
                         =====  ======== ======== ====== ======= ======== ======= ========
December 31, 1998....... 672.8  34,514.0    206.4   60.7   879.2 34,574.7 2,195.1 39,520.1
                         =====  ======== ======== ====== ======= ======== ======= ========
December 31, 1999....... 715.7  33,036.5  1,375.0  570.3 2,090.7 33,606.8 4,245.6 38,463.3
                         =====  ======== ======== ====== ======= ======== ======= ========

  Standardized Measure of Discounted Future Net Cash Flows from Proved
Reserves

  The following are summary calculations of the standardized measure of discounted future net cash flows for the royalty trust interests and underlying properties as of December 31, 1999, 1998 and 1997 (in thousands):

  Royalty Trust Interests

                                90% Royalty                  75% Royalty
                              Trust Interests              Trust Interests                   Total
                                December 31,                 December 31,                 December 31,
                         ----------------------------  --------------------------  ----------------------------
                           1999      1998      1997      1999     1998     1997      1999      1998      1997
                         --------  --------  --------  --------  -------  -------  --------  --------  --------
Future cash inflows..... $ 97,902  $ 77,207  $ 77,217  $ 36,670  $ 2,582  $14,975  $134,572  $ 79,789  $ 92,192
Future production
 taxes..................   (7,751)   (5,401)   (5,346)   (2,487)    (131)    (847)  (10,238)   (5,532)   (6,193)
                         --------  --------  --------  --------  -------  -------  --------  --------  --------
Future net cash flows...   90,151    71,806    71,871    34,183    2,451   14,128   124,334    74,257    85,999
10% discount factor.....  (46,573)  (37,222)  (36,221)  (17,135)  (1,259)  (6,282)  (63,708)  (38,481)  (42,503)
                         --------  --------  --------  --------  -------  -------  --------  --------  --------
Standardized measure.... $ 43,578  $ 34,584  $ 35,650  $ 17,048  $ 1,192  $ 7,846  $ 60,626  $ 35,776  $ 43,496
                         ========  ========  ========  ========  =======  =======  ========  ========  ========

   Underlying Properties

                                                     1999      1998      1997
                                                   --------  --------  --------
Future cash inflows............................... $200,075  $104,659  $143,174
Future costs:
  Production......................................  (52,858)  (20,265)  (43,451)
  Development.....................................     (517)     (519)     (526)
                                                   --------  --------  --------
Future net cash flows.............................  146,700    83,875    99,197
10% discount factor...............................  (74,879)  (43,282)  (48,803)
                                                   --------  --------  --------
Standardized measure.............................. $ 71,821  $ 40,593  $ 50,394
                                                   ========  ========  ========

  Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

  The following reconciles the changes during 1999, 1998 and 1997 in the standardized measure for the royalty trust interests (in thousands):

                                           90% Royalty                 75% Royalty
                                         Trust Interests             Trust Interests                  Total
                                     --------------------------  --------------------------  --------------------------
                                      1999     1998      1997     1999     1998      1997     1999     1998      1997
                                     -------  -------  --------  -------  -------  --------  -------  -------  --------
Standardized measure, January 1....  $34,584  $35,650  $ 54,884  $ 1,192  $ 7,846  $ 21,963  $35,776  $43,496  $ 76,847
 Extensions, discoveries and other
  additions........................      384      155     1,311      -0-      -0-       -0-      384      155     1,311
 Accretion of discount.............    3,078    3,176     4,861      106      698     1,980    3,184    3,874     6,841
 Revisions of prior estimates,
  changes in price and other.......   11,864    2,369   (16,689)  16,109   (7,038)  (14,264)  27,973   (4,669)  (30,953)
 Royalty income....................   (6,332)  (6,766)   (8,717)    (359)    (314)   (1,833)  (6,691)  (7,080)  (10,550)
                                     -------  -------  --------  -------  -------  --------  -------  -------  --------
Standardized measure, December 31..  $43,578  $34,584  $ 35,650  $17,048  $ 1,192  $  7,846  $60,626  $35,776  $ 43,496
                                     =======  =======  ========  =======  =======  ========  =======  =======  ========

  Discounted Present Value of the Coal Seam Tax Credit

  The standardized measure above does not include the effects of the coal seam tax credit since the trust is not a taxable entity. The following table summarizes the estimated coal seam tax credit attributable to the 90% royalty trust interests at December 31, 1999, 1998 and 1997. Such estimates are based on projected coal seam gas production through the year 2002 (after which date the tax credit will no longer be available) as estimated by independent engineers. The estimates are also based on the current year estimated Btu content and the coal seam tax credit of $1.02 per MMBtu at December 31, 1999 and $1.05 per MMBtu at December 31, 1998 and 1997. See "Regulation--Coal Seam Tax Credit."

                                                               December 31,
                                                           --------------------
                                                            1999   1998   1997
                                                           ------ ------ ------
                                                              (in thousands)
   Undiscounted........................................... $1,979 $2,780 $3,390
                                                           ====== ====== ======
   Discounted present value at 10%........................ $1,740 $2,359 $2,784
                                                           ====== ====== ======

Certain Provisions Affecting San Juan Basin Royalty Interests

  Certain instruments creating or governing some of the underlying properties that are royalties and overriding royalties in the San Juan Basin contain provisions that purportedly either reduce the overriding royalty interest or convert the royalty or overriding royalty interest into a working interest when gas production falls below specified levels. Cross Timbers Oil believes these provisions were included in these instruments because of a federal regulation that has since been repealed which limited the amount of royalties and overriding royalties placed on federal leases in the San Juan Basin. No assurances, however, can be made regarding the effect of these provisions on the trust. Cross Timbers Oil and other royalty interest owners filed a lawsuit, later joined by the trust in 1993, to recover revenues suspended by working interest owners based on their interpretation of these reduction or conversion provisions. The trust, Cross Timbers Oil and the other royalty owners settled this lawsuit in 1996, receiving past production due to the trust and receiving further compensation for an agreement to reduce the trust's interest in the involved properties.

Reversion Agreement

  Certain of the underlying royalties are subject to a reversion agreement between Cross Timbers Oil and a third party. The agreement calls for Cross Timbers Oil to transfer 25% of its interest in those properties to the third party when amounts received by Cross Timbers Oil from the underlying properties subject to the agreement equal the purchase price of the properties plus a 1% per month return on the unrecouped purchase price, known as payout. If payout were to occur and the 25% interest were to be transferred to the third party, the amounts payable to the trust would be proportionately reduced. Based on 1999 prices and levels of production, Cross Timbers Oil has advised the trustee that payout is not projected to occur for more than 20 years. Unless higher prices and production are sustained for several years, this reversion agreement is not expected to have a material impact on the trust.

Regulation

  Natural Gas Regulation

  The interstate transportation and sale for resale of natural gas is subject to federal regulation, including transportation rates charged and various other matters, by the Federal Energy Regulatory Commission (FERC). Federal price controls on wellhead sales of domestic natural gas terminated on January 1, 1993. While natural gas prices are currently unregulated, Congress historically has been active in the area of natural gas regulation. It is impossible to predict whether new legislation to regulate natural gas might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, such proposals might have on the operations of the underlying properties.

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

  Coal Seam Tax Credit

  The trust receives royalty income from coal seam gas wells. Under Section 29 of the Internal Revenue Code, coal seam gas produced through the year 2002 from wells drilled after December 31, 1979 and prior to January 1, 1993 qualifies for the federal income tax credit for producing nonconventional fuels. This tax credit for 1999 was approximately $1.02 per MMBtu. Such credit, calculated based on the unitholder's pro rata share of qualifying production, may not reduce the unitholder's regular tax liability (after the foreign tax credit and certain other nonrefundable credits) below his tentative minimum tax. Any part of the Section 29 credit not allowed for the tax year solely because of this limitation is subject to certain carryover provisions.

  A recent court decision may affect the availability of Section 29 credits. In 1999, a U.S. Court of Appeals held that a well drilled and completed in an otherwise qualifying formation prior to January 1, 1993 is not eligible for the Section 29 credit unless the producer received an appropriate well category determination from the FERC. The decision indicated that lack of a well category determination may render the Section 29 credit unavailable with respect to production from wells recompleted in a qualified formation after January 1, 1993, the date that the FERC's authority to render category determinations ended. Many producers assert that wells meeting the definitional requirements applied by FERC in rendering well category determinations are eligible for the Section 29 credit regardless of whether a well category determination is actually applied for or received, particularly for wells recompleted in qualifying formations after January 1, 1993. In January 2000, the FERC proposed to amend its regulations to reinstate certain regulations to allow it to provide well category determinations for Section 29 tax credits for well recompletions commenced after January 1, 1993.

  As a result of the court decision, the availability of Section 29 credits to unitholders with respect to some portion of the trust's coal seam gas production could be subject to challenge. Cross Timbers Oil has advised the trustee that it cannot determine whether the trust's Section 29 credits will be materially affected by this decision, or whether the FERC's action will allow for a resolution of any uncertainty created by the case.

  Other Regulation

  The petroleum industry is also subject to compliance with various other federal, state and local regulations and laws, including, but not limited to, regulations and laws relating to environmental protection, occupational safety, resource conservation and equal employment opportunity. Cross Timbers Oil has advised the trustee that it does not believe that compliance with these laws will have any material adverse effect upon the unitholders.

Item 3. Legal Proceedings

  Certain of the trust properties are involved in various lawsuits and certain governmental proceedings arising in the ordinary course of business. Cross Timbers Oil has advised the trustee that it does not believe that the ultimate resolution of these claims will have a material effect on the trust's annual distribution income, financial position or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of unitholders during 1999.

                                    PART II

Item 5. Market for Units of the Trust and Related Security Holder Matters

  The section entitled "Units of Beneficial Interest" on page 1 of the trust's Annual Report to Unitholders for the year ended December 31, 1999 is incorporated herein by reference.

Item 6. Selected Financial Data

                                            Year Ended December 31,
                          -----------------------------------------------------------
                             1999        1998        1997        1996        1995
                          ----------- ----------- ----------- ----------- -----------
Royalty Income..........  $ 6,691,336 $ 7,079,632 $10,549,668 $ 8,269,875 $ 5,739,704
Distributable Income....    6,549,803   6,927,338  10,407,250   8,076,964   5,578,227
Distributable Income per
 Unit...................     1.091635    1.154555    1.734541    1.346162    0.929705
Distributions per Unit..     1.091635    1.154555    1.734541    1.346162    0.929705
Total Assets at Year-
 End....................   33,919,338  36,554,480  38,767,918  42,716,284  45,547,459

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The "Trustee's Discussion and Analysis" of financial condition and results of operations for the three-year period ended December 31, 1999 on pages 6 and 7 of the trust's Annual Report to Unitholders for the year ended December 31, 1999 is incorporated herein by reference.

  Year 2000

  "Year 2000," or the ability of computer systems to process dates with years beyond 1999, affects almost all companies and organizations. Computer systems that are not Year 2000 compliant could have material adverse effects on companies and organizations that rely upon those systems.

  The trust's timely receipt of royalty income and disbursement of distributable income to unitholders is largely dependent upon performance of computer systems and computer-controlled equipment of Cross Timbers Oil, ChaseMellon Shareholder Services, L.L.C. and other third parties, including property operators, oil and natural gas purchasers and significant service providers such as electric utility companies and natural gas plant, pipeline and gathering systems. Since the trust does not use the trustee's computer systems in any significant capacity, the trustee's Year 2000 compliance does not materially affect the trust.

  Cross Timbers Oil completed remediation and testing of its significant computer systems and computer-controlled field equipment in December 1999. No costs of such modifications were incurred by the trust. Cross Timbers Oil has not experienced any material Year 2000 system failures, and does not foresee any material system failures in the coming months.

  With the exception of approximately 20 overriding royalty interests in the San Juan Basin, Cross Timbers Oil does not operate any of the underlying properties, nor does Cross Timbers Oil or any of its affiliates generally purchase significant production from the underlying properties. Therefore, the trust's Year 2000 exposure is primarily dependent upon compliance of ChaseMellon Shareholder Services, L.L.C., property operators and product purchasers of significant underlying properties, as well as vendors who supply critical goods and services to these third parties. The trustee and Cross Timbers Oil are not aware of significant third parties who experienced material Year 2000 system failures. However, despite their efforts to assure that such third parties are Year 2000 compliant, the trustee and Cross Timbers Oil cannot provide assurance that any significant third parties will not experience material Year 2000 system failures in the coming months. Such failures could have a material adverse impact on timely trust distributions to unitholders. Although the potential effect of Year 2000 noncompliance by third parties is unknown, Cross Timbers Oil has developed contingency plans in the event of potential problems resulting from related system failures.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

  The only assets of and sources of income to the trust are the net profits interests, which generally entitle the trust to receive a share of the net profits from oil and gas production from the underlying properties. Consequently, the trust is exposed to market risk from fluctuations in oil and gas prices. The trust is a passive entity and, other than the trust's ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the trust that cannot be paid out of cash held by the trust, the trust is prohibited from engaging in borrowing transactions. The amount of any such borrowings is unlikely to be material to the trust. In addition, the trustee is prohibited by the trust indenture from engaging in any business activity or causing the trust to enter into any investments other than investing cash on hand in specific short-term cash investments. Therefore, the trust cannot hold any derivative financial instruments. As a result of the limited nature of the trust's borrowing and investing activities, the trust is not subject to any material interest rate market risk. Additionally, any gains or losses from any hedging activities conducted by Cross Timbers Oil are specifically excluded from the calculation of net proceeds due the trust under the forms of the conveyances. The trust does not engage in transactions in foreign currencies which could expose the trust to any foreign currency related market risk.

Item 8. Financial Statements and Supplementary Data

  The financial statements of the trust and the notes thereto, together with the report thereon of Arthur Andersen LLP dated March 8, 2000, appearing on pages 9 through 12 of the trust's Annual Report to Unitholders for the year ended December 31, 1999 are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  There have been no changes in accountants or disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended December 31, 1999.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The trust has no directors or executive officers. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Item 11. Executive Compensation

  The trustee received the following annual compensation from 1997 through 1999 as specified in the trust indenture:

                                               Other Annual
        Name and Principal Position     Year Compensation (1)
        ---------------------------     ---- ----------------
        Bank of America, N.A., Trustee  1999      $3,346
                                        1998       3,540
                                        1997       7,806

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

  (a) Security Ownership of Certain Beneficial Owners. The following table sets forth as of March 1, 2000 information with respect to each person known to the trustee to beneficially own more than 5% of the outstanding units of the trust:

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

  (b) Security Ownership of Management. The trust has no directors or executive officers. As of March 1, 2000, Bank of America, N.A. owned, in various fiduciary capacities, an aggregate of 116,596 units with a shared right to vote 27,596 of these units and no right to vote 89,000 of these units. Bank of America, N.A. disclaims any beneficial interests in these units. The number of units reflected in this paragraph includes units held by all branches of Bank of America, N.A.

  (c) Changes in Control. The trustee knows of no arrangements which may subsequently result in a change in control of the trust.

Item 13. Certain Relationships and Related Transactions

  In computing royalty income paid to the trust for the 75% royalty trust interests, Cross Timbers Oil deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This charge at December 31, 1999 was $22,684 per month, or $272,208 annually (net to the trust of $17,013 per month or $204,156 annually), and is subject to annual adjustment based on an oil and gas industry index.

  During 1999, Bank of America, N.A. received $11,375 for oil and gas consulting services performed on behalf of the trust. See Item 11 for the remuneration received by the trustee from 1997 through 1999 and Item 12(b) for information concerning units owned by the trustee, Bank of America, N.A., in various fiduciary capacities.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

  1.Financial Statements (incorporated by reference in Item 8 of this report)

    Report of Independent Public Accountants
    Statements of Assets, Liabilities and Trust Corpus at December 31, 1999 and 1998
    Statements of Distributable Income for the years ended December 31, 1999, 1998 and 1997
    Statements of Changes in Trust Corpus for the years ended December 31, 1999, 1998 and 1997
    Notes to Financial Statements

  2.Financial Statement Schedules

      Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

  3.Exhibits

    (4) (a) Cross Timbers Royalty Trust Indenture amended and restated on January 13, 1992 by NationsBank, N.A. (now Bank of America, N.A.), as trustee, heretofore filed as Exhibit 3.1 to the trust's Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

      (b) Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust, 90%--Texas) from South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross Timbers Partners, L.P. (predecessors of Cross Timbers Oil Company, L.P.) to NCNB Texas National Bank (now Bank of America, N.A.), as trustee, dated February 12, 1991 (without Schedules A and B), heretofore filed as Exhibit 10.1 to the trust's Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

      (c) Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust, 75%--Texas) from South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross Timbers Partners, L.P. (predecessors of Cross Timbers Oil Company, L.P.) to NCNB Texas National Bank (now Bank of America, N.A.), as trustee, dated February 12, 1991 (without Schedules A and B), heretofore filed as Exhibit 10.5 to the trust's Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

    (13) Cross Timbers Royalty Trust Annual Report to unitholders for the year ended December 31, 1999.

    (23.1) Consent of Arthur Andersen LLP

    (23.2) Consent of Miller and Lents, Ltd.

      Copies of the above Exhibits are available to any unitholder, at the actual cost of reproduction, upon written request to the trustee, Bank of America, N.A., P.O. Box 830650, Dallas, Texas 75283-0650.

(b) Reports on Form 8-K

  During the last quarter of the trust's fiscal year ended December 31, 1999, there were no reports filed on Form 8-K by the trust with the Securities and Exchange Commission.

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

                                          CROSS TIMBERS ROYALTY TRUST
                                          By BANK OF AMERICA, N.A., TRUSTEE

                                          By          RON E. HOOPER
                                            ___________________________________
                                                      Ron E. Hooper
                                                     Vice President

                                          CROSS TIMBERS OIL COMPANY

Date: March 30, 2000                      By        LOUIS G. BALDWIN
                                            ___________________________________
                                                    Louis G. Baldwin
                                              Executive Vice President and
                                                 Chief Financial Officer

              (The trust has no directors or executive officers.)