Form 10-Q
period 2000-03-31
CROSS TIMBERS ROYALTY TRUST
filed 2000-05-11
CIK 881787

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   Form 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934


                 For the Quarterly Period Ended March 31, 2000
                                                --------------


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

Number of units of beneficial interest outstanding at May 1, 2000: 6,000,000
                                                                   ---------

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
-------------------------------------------------------


          TABLE OF CONTENTS



                                                                            Page
                                                                            ----

          Glossary of Terms...............................................    3


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements............................................    4

          Report of Independent Public Accountants........................    5

          Condensed Statements of Assets, Liabilities and Trust Corpus
           at March 31, 2000 and December 31, 1999........................    6

          Condensed Statements of Distributable Income
           for the Three Months Ended March 31, 2000 and 1999.............    7

          Condensed Statements of Changes in Trust Corpus
           for the Three Months Ended March 31, 2000 and 1999.............    8

          Notes to Condensed Financial Statements.........................    9

Item 2.   Trustee's Discussion and Analysis...............................   12

Item 3.   Quantitative and Qualitative Disclosures about Market Risk......   15

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K................................   16

          Signatures......................................................   17

CROSS TIMBERS ROYALTY TRUST

GLOSSARY OF TERMS
-----------------


The following are definitions of significant terms used in this Form 10-Q:

Bbl                     Barrel (of oil)

Mcf                     Thousand cubic feet (of natural gas)

MMBtu One million British Thermal Units, a common energy measurement

net profits interest    An interest in an oil and gas property measured by net
                        profits from the sale of production, rather than a specific portion of production

net proceeds            Gross proceeds received by Cross Timbers Oil Company
                        from sale of production from the underlying properties, less applicable costs

royalty income          Net proceeds, multiplied by the net profits percentage
                        of 75% or 90%, that is paid to the trust

royalty interest        A nonoperating interest in an oil and gas property that
(and overriding         provides the owner a specified share of production
royalty interest)       without any production or development costs


royalty trust interests Defined net profits interests that were carved from the underlying properties and entitle the trust to receive for each of the following:

                        90% royalty trust interests - 90% of the net proceeds from the underlying properties, which are royalty and overriding royalty interests in Texas, Oklahoma and New Mexico

                        75% royalty trust interests - 75% of the net proceeds from the underlying properties, which are working interests in Texas and Oklahoma

underlying properties   Cross Timbers Oil's interest in certain oil and gas
                        properties from which the royalty trust interests were carved. The underlying properties include royalty and overriding royalty interests in producing and non-producing properties in Texas, Oklahoma and New Mexico, and working interests in producing properties located in Texas and Oklahoma.

working interest        An operating interest in an oil and gas property that
                        provides the owner a specified share of production that is subject to all production and development costs

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION
------------------------------



Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust's latest annual report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at March 31, 2000, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2000 and 1999, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Bank of America, N.A., as Trustee
 for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of March 31, 2000 and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the trustee.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

The accompanying condensed financial statements are prepared on a modified cash basis as described in Note 1 which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with the basis of accounting described in Note 1.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of December 31, 1999 included in the trust's 1999 annual report on Form 10-K, and in our report dated March 8, 2000, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1999 is fairly stated in all material respects in relation to the statement of assets, liabilities and trust corpus included in the trust's 1999 annual report on Form 10-K from which it has been derived.



ARTHUR ANDERSEN LLP

Fort Worth, Texas
May 5, 2000

CROSS TIMBERS ROYALTY TRUST
--------------------------------------------------------------------------------

Condensed Statements of Assets, Liabilities and Trust Corpus



                                                          March 31,   December 31,
                                                            2000          1999
                                                         -----------  ------------
                                                         (Unaudited)

ASSETS

Cash and short-term investments........................  $   713,563   $   912,164

Interest to be received................................        1,391         1,840

Net profits interests in oil and gas properties - net..   32,507,596    33,005,334
                                                         -----------  ------------

                                                         $33,222,550   $33,919,338
                                                         ===========  ============

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders....................  $   714,954   $   914,004

Trust corpus (6,000,000 units of beneficial
  interest authorized and outstanding).................   32,507,596    33,005,334
                                                         -----------  ------------

                                                         $33,222,550   $33,919,338
                                                         ===========  ============



The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST
--------------------------------------------------------------------------------

Condensed Statements of Distributable Income (Unaudited)



                                                     Three Months Ended
                                                          March 31
                                                   ----------------------
                                                      2000        1999
                                                   ----------  ----------

Royalty income...................................  $2,352,880  $1,479,855

Interest income..................................       3,949       2,028
                                                   ----------  ----------

Total income.....................................   2,356,829   1,481,883

Administration expense...........................      56,033      41,495
                                                   ----------  ----------

Distributable income.............................  $2,300,796  $1,440,388
                                                   ==========  ==========

Distributable income per unit (6,000,000 units)..   $0.383466  $ 0.240065
                                                   ==========  ==========




The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST
--------------------------------------------------------------------------------

Condensed Statements of Changes in Trust Corpus (Unaudited)



                                                        Three Months Ended
                                                             March 31
                                                    --------------------------
                                                        2000          1999
                                                    -----------   -----------

Trust corpus, beginning of period.................  $33,005,334   $36,024,941

Amortization of net profits interests.............     (497,738)     (453,978)

Distributable income..............................    2,300,796     1,440,388

Distributions declared............................   (2,300,796)   (1,440,388)
                                                    -----------   -----------

Trust corpus, end of period.......................  $32,507,596   $35,570,963
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

        Costs deducted in the calculation of net proceeds for the 90% royalty trust interests generally include applicable taxes, transportation, marketing and legal costs, and do not include other production and development costs. For the 75% royalty trust interests, costs deducted in the calculation of net proceeds include production expenses, development costs, applicable taxes, operating charges and other costs.

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

     The financial statements of the trust differ from financial statements prepared in accordance with generally accepted accounting principles ("GAAP") because revenues are not accrued in the month of production, expenses are recognized when paid rather than when incurred, and certain cash reserves may be established for contingencies which would not be accrued under GAAP. The initial carrying value of the royalty trust interests ($61,100,449) represents Cross Timbers Oil's historical net book value on February 12, 1991, the creation date of the trust. Amortization of the royalty trust interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $28,592,853 as of March 31, 2000 and $28,095,115 as of December 31, 1999.

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

     Cross Timbers Oil has advised the trustee that the trust receives royalty income from coal seam gas wells. Production from coal seam gas wells drilled after December 31, 1979, and prior to January 1, 1993, qualifies for the federal income tax credit for producing nonconventional fuels under
     Section 29 of the Internal Revenue Code. This tax credit, which was approximately $1.02 per MMBtu for 1999, is recalculated annually based on each year's qualified production through the year 2002. Such credit, based on the unitholder's pro rata share of qualifying production, may not reduce the unitholder's regular tax liability (after the foreign tax credit and certain other nonrefundable credits) below his tentative minimum tax. Any part of the Section 29 credit not allowed for the tax year solely because of this limitation is subject to certain carryover provisions. Unitholders should consult their tax advisors regarding use of this credit and other trust tax compliance matters.

     Based on 2000 qualifying sales volumes and the factors used in the calculation of the 1999 coal seam tax credit, the credit is estimated to be $0.032 per unit for the quarter ended March 31, 2000. The actual coal seam tax credit was $0.042 per unit for first quarter 1999. Final 2000 coal seam tax credit data will be provided to unitholders with year-end tax information.


3.   Excess Costs

     The following is a summary of changes in excess costs by conveyance during the three months ended March 31, 2000 and 1999:

                                                   Three Months Ended March 31,
                                                  ------------------------------
                                                    2000            1999
                                                  ---------   ------------------
                                                    Texas      Texas    Oklahoma
                                                  ---------   --------  --------

Cumulative excess costs and accrued interest -
 beginning of period............................  $ 375,802   $519,817  $     -
Excess costs....................................          -    276,134   24,349
Recovery of excess costs and accrued interest...   (236,633)         -   (5,193)
Accrued interest................................      6,702     12,410      145
                                                  ---------   --------  -------

Cumulative excess costs and accrued interest -
 end of period..................................  $ 145,871   $808,361  $19,301
                                                  =========   ========  =======

Net to trust (75%)..............................  $ 109,403   $606,271  $14,476
                                                  =========   ========  =======


     Excess costs and accrued interest for each conveyance must be fully recovered from the respective future net proceeds of the 75% royalty trust interests before such interests can again contribute to trust royalty income. Excess costs and accrued interest from the Oklahoma 75% royalty trust interests as of March 31, 1999 were fully recovered in October 1999. As of April 2000, excess costs and accrued interest for the Texas 75% royalty trust interests totaled approximately $29,000 ($21,750 net to the trust). See Item 2, "Trustee's Discussion and Analysis - Costs."

Item 2.  Trustee's Discussion and Analysis.

The following discussion should be read in conjunction with the trustee's discussion and analysis contained in the trust's 1999 annual report, as well as the condensed financial statements and notes thereto included in this quarterly report on Form 10-Q.

Distributable Income

Quarter

For the quarter ended March 31, 2000, royalty income was $2,352,880 compared to $1,479,855 for the first quarter of 1999. This 59% increase in royalty income is primarily the result of higher oil and gas prices. See "Royalty Income" below.

After considering interest income of $3,949 and administration expense of $56,033, distributable income for the quarter ended March 31, 2000 was $2,300,796, or $0.383466 per unit of beneficial interest. For the quarter ended March 31, 1999, distributable income was $1,440,388, or $0.240065 per unit. Distributions to unitholders for the quarter ended March 31, 2000 were:

                                                Distribution
           Record Date         Payment Date       per Unit
        -------------------  -----------------  ------------

        January 31, 2000     February 14, 2000  $   0.136770
        February 29, 2000    March 14, 2000         0.127537
        March 31, 2000       April 14, 2000         0.119159
                                                ------------

                                                $   0.383466
                                                ============

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

The following is a summary of the calculation of royalty income received by the trust:

                                                               Three Months
                                                             Ended March 31 (a)
                                                          -----------------------      Increase
                                                             2000         1999        (Decrease)
                                                          ----------   ----------     ----------
Sales Volumes
Oil (Bbls) (b)
  Underlying properties................................       88,459       88,000           1%
   Average per day.....................................          962          957           1%
  Royalty trust interests..............................       35,448       19,431          82%

Gas (Mcf) (b)
  Underlying properties................................      796,014      918,825         (13%)
   Average per day.....................................        8,652        9,987         (13%)
  Royalty trust interests..............................      686,565      793,697         (13%)

Average Sales Prices
  Oil (per Bbl)........................................       $24.20       $10.44         132%
  Gas (per Mcf)........................................        $2.72        $1.73          57%

Revenues
  Oil sales............................................   $2,140,997   $  919,160         133%
  Gas sales............................................    2,167,742    1,592,021          36%
                                                          ----------   ----------
   Total Revenues......................................    4,308,739    2,511,181          72%
                                                          ----------   ----------

Costs
  Taxes, transportation
   and other...........................................      578,305      231,669         150%
  Production expense (c)...............................      593,490      570,606           4%
  Development costs....................................      213,896      359,239         (40%)
  Excess costs.........................................            -     (300,483)          -
  Recovery of excess costs and accrued interest........      236,633        5,193           -
                                                          ----------   ----------
   Total Costs.........................................    1,622,324      866,224          87%
                                                          ----------   ----------

Net Proceeds...........................................   $2,686,415   $1,644,957          63%
                                                          ==========   ==========

Royalty Income.........................................   $2,352,880   $1,479,855          59%
                                                          ==========   ==========

--------------------

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

(c) Includes an overhead fee which is deducted and retained by Cross Timbers Oil. This fee is currently $22,684 per month and is subject to adjustment each May based on an oil and gas industry index.

The following are explanations of significant variances:

Sales Volumes

Oil sales volumes remained relatively constant as production increased slightly on one of the Oklahoma working interest properties that experienced mechanical complications in 1998 and 1999. Production also increased on one of the Texas working interest properties as a result of carbon dioxide injections. These increases were largely offset by natural production decline.

Decreased gas sales volumes were primarily related to the timing of cash receipts. The natural decline in production is estimated to be 5%.

Sales Prices

Oil

The average oil price for first quarter 2000 was $24.20 per Bbl, an increase of 132% from the first quarter 1999 price of $10.44 per Bbl. The first quarter 1999 average oil price includes production months of November 1998 through January 1999. During December 1998, the average posted West Texas Intermediate crude oil price fell to $8.00, the lowest level since 1978. After OPEC members and other oil producers agreed to production cuts in March 1999, oil prices climbed through the remainder of 1999 and first quarter 2000. The posted price reached $31.25 in March 2000, the highest level since the 1990 Persian Gulf War. OPEC members met on March 27, 2000 and agreed to increase production quotas by 6.3%, which resulted in a decline in prices in April to an average posted price of $22.77 per Bbl.

Gas

Gas prices for first quarter 2000 averaged $2.72 per Mcf, or 57% higher than the first quarter 1999 price of $1.73. Part of this price increase is related to purchaser deductions which were netted in the gas price prior to second quarter 1999. Since then, these purchaser deductions are included in taxes, transportation and other costs (see "Costs" below). Considering the effect of this change, gas prices increased 38% from 1999 to 2000. Gas prices were lower in 1999 primarily because of the abnormally warm winter of 1998-1999 across the United States that resulted in higher levels of gas in storage. After declining briefly at year end, gas prices have continued to strengthen in 2000, as gas storage remains lower than prior year levels. At May 1, 2000, the average NYMEX price for the following twelve months was $3.21 per MMBtu.

Costs

Taxes

Taxes, transportation and other for the quarter increased primarily because of approximately $240,000 in purchaser deductions for gathering and compression charges which were netted in the gas sales price prior to second quarter 1999. The remaining increase is due to higher production taxes related to increased oil and gas revenues.

Development

Significantly lower development costs reflect completion of the carbon dioxide injection project on one of the underlying Texas working interest properties in third quarter 1999.

Excess Costs

Costs exceeded revenues by $300,483 ($225,362 net to the trust) in first quarter 1999. Because of lower development costs and higher oil and gas prices, recovery of excess costs and accrued interest during first quarter 2000 was $236,633 ($177,475 net to the trust). See Note 3 to the condensed financial statements.

As of April 2000, cumulative excess costs and accrued interest of approximately $29,000 ($21,750 net to the trust) must be recovered before the Texas 75% royalty trust interests again contribute to royalty income. Cross Timbers Oil has advised the trustee that it anticipates full recovery of excess costs and accrued interest on the Texas 75% royalty trust interests during second quarter 2000.


Forward Looking Statements

This report on Form 10-Q includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements contained in this "Trustee's Discussion and Analysis" regarding the royalty trust interests and industry conditions, are forward looking statements. Although Cross Timbers Oil believes that the expectations reflected in these forward looking statements are reasonable, neither Cross Timbers Oil nor the trustee can give any assurance that such expectations will prove to be correct.


Item. 3  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the trust's market risks, as disclosed in the trust's Form 10-K for the year ended December 31, 1999.

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

         (15)    Awareness letter of Arthur Andersen LLP                      18

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


                                  CROSS TIMBERS ROYALTY TRUST
                                  By BANK OF AMERICA, N.A., TRUSTEE


                                 By             RON E. HOOPER
                                   -----------------------------------------
                                                Ron E. Hooper
                                                Vice President



                                  CROSS TIMBERS OIL COMPANY



Date: May 11, 2000               By            LOUIS G. BALDWIN
                                   -----------------------------------------
                                               Louis G. Baldwin
                                           Executive Vice President
                                          and Chief Financial Officer