Form 10-Q
period 2000-06-30
CROSS TIMBERS ROYALTY TRUST
filed 2000-07-10
CIK 881787

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934



                 For the quarterly period ended June 30, 2000
                                                -------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                       Commission File Number:  1-10982
                                                -------


                          Cross Timbers Royalty Trust
            (Exact name of registrant as specified in its charter)


                   Texas                           75-6415930
                -----------                      --------------
      (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)          Identification No.)

 Bank of America, N.A., P.O. Box 830650, Dallas, Texas       75283-0650
-------------------------------------------------------     ------------
      (Address of principal executive offices)               (Zip Code)

                                (877) 228-5084
                               ----------------
             (Registrant's telephone number, including area code)

                                     NONE
                                    ------
  (Former name, former address and former fiscal year, if change since last report)


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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

                        Outstanding as of July 3, 2000
                      ----------------------------------
                                   6,000,000

===============================================================================

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
------------------------------------------------------


           TABLE OF CONTENTS



                                                                            Page
                                                                            ----

           Glossary of Terms...............................................  3


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements............................................  4

           Report of Independent Public Accountants........................  5

           Condensed Statements of Assets, Liabilities and Trust Corpus
             at June 30, 2000 and December 31, 1999........................  6

           Condensed Statements of Distributable Income
             for the Three and Six Months Ended June 30, 2000 and 1999.....  7

           Condensed Statements of Changes in Trust Corpus
             for the Three and Six Months Ended June  30, 2000 and 1999....  8

           Notes to Condensed Financial Statements.........................  9

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

Bcf                       Billion cubic feet (of natural gas)

Mcf                       Thousand cubic feet (of natural gas)

MMBtu One million British Thermal Units, a common energy measurement

net profits interest      An interest in an oil and gas property measured by net
                          profits from the sale of production, rather than a specific portion of production

net proceeds              Gross proceeds received by Cross Timbers Oil Company
                          from sale of production from the underlying properties, less applicable costs

royalty income            Net proceeds, multiplied by the net profits percentage
                          of 75% or 90%, that is paid to the trust

royalty interest          A nonoperating interest in an oil and gas property
(and overriding           that provides the owner a specified share of
royalty interest)         production without any production or development costs

royalty trust interests   Defined net profits interests that were conveyed from
                          the underlying properties and entitle the trust to receive for each of the following:

                          90% royalty trust interests - 90% of the net proceeds from the underlying properties, which are royalty and overriding royalty interests in Texas, Oklahoma and New Mexico

                          75% royalty trust interests - 75% of the net proceeds from the underlying properties, which are working interests in Texas and Oklahoma

underlying properties     Cross Timbers Oil's interest in certain oil and gas
                          properties from which the royalty trust interests were conveyed. The underlying properties include royalty and overriding royalty interests in producing and non-producing properties in Texas, Oklahoma and New
                          Mexico, and working interests in producing properties located in Texas and Oklahoma.

working interest          An operating interest in an oil and gas property that
                          provides the owner a specified share of production that is subject to all production and development costs

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION
------------------------------



Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust's latest annual report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at June 30, 2000, and the distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2000 and 1999, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Bank of America, N.A., as Trustee
 for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of June 30, 2000 and the related condensed statements of distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the trustee.

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



ARTHUR ANDERSEN LLP

Fort Worth, Texas
July 5, 2000

CROSS TIMBERS ROYALTY TRUST
-------------------------------------------------------------------------------

Condensed Statements of Assets, Liabilities and Trust Corpus


                                                           June 30,    December 31,
                                                             2000          1999
                                                         -----------   ------------
                                                         (Unaudited)
ASSETS

Cash and short-term investments........................  $   839,395    $   912,164

Interest to be received................................        2,537          1,840

Net profits interests in oil and gas properties - net..   31,983,302     33,005,334
                                                         -----------   ------------

                                                         $32,825,234    $33,919,338
                                                         ===========   ============


LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders....................  $   841,932    $   914,004

Trust corpus (6,000,000 units of beneficial interest
  authorized and outstanding)..........................   31,983,302     33,005,334
                                                         -----------   ------------

                                                         $32,825,234    $33,919,338
                                                         ===========   ============


The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST
--------------------------------------------------------------------------------

Condensed Statements of Distributable Income (Unaudited)



                                                              Three Months Ended             Six Months Ended
                                                                    June 30                      June 30
                                                           ----------------------        ----------------------
                                                               2000       1999               2000       1999
                                                           ----------  ----------        ----------  ----------
Royalty income...................................          $2,477,134  $1,213,539        $4,830,014  $2,693,394

Interest income..................................               5,919       1,771             9,868       3,799
                                                           ----------  ----------        ----------  ----------

Total income.....................................           2,483,053   1,215,310         4,839,882   2,697,193

Administration expense...........................              58,423      43,935           114,456      85,430
                                                           ----------  ----------        ----------  ----------

Distributable income.............................          $2,424,630  $1,171,375        $4,725,426  $2,611,763
                                                           ==========  ==========        ==========  ==========

Distributable income per unit (6,000,000 units)..          $ 0.404105  $ 0.195230        $ 0.787571  $ 0.435295
                                                           ==========  ==========        ==========  ==========


The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST
--------------------------------------------------------------------------------

Condensed Statements of Changes in Trust Corpus (Unaudited)



                                                  Three Months Ended           Six Months Ended
                                                       June 30                     June 30
                                              --------------------------  -------------------------
                                                  2000          1999          2000          1999
                                              -----------   -----------   -----------   -----------
Trust corpus, beginning of period......       $32,507,596   $35,570,963   $33,005,334   $36,024,941

Amortization of net profits interests..          (524,294)     (387,853)   (1,022,032)     (841,831)

Distributable income...................         2,424,630     1,171,375     4,725,426     2,611,763

Distributions declared.................        (2,424,630)   (1,171,375)   (4,725,426)   (2,611,763)
                                              -----------   -----------   -----------   -----------

Trust corpus, end of period............       $31,983,302   $35,183,110   $31,983,302   $35,183,110
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

    The financial statements of the trust differ from financial statements prepared in accordance with generally accepted accounting principles ("GAAP") because revenues are not accrued in the month of production, expenses are recognized when paid rather than when incurred, and certain cash reserves may be established for contingencies which would not be accrued under GAAP. The initial carrying value of the royalty trust interests ($61,100,449) represents Cross Timbers Oil's historical net book value on February 12, 1991, the creation date of the trust. Amortization of the royalty trust interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $29,117,147 as of June 30, 2000 and $28,095,115 as of December 31, 1999.

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

    Based on 2000 qualifying sales volumes and the factors used in the calculation of the 1999 coal seam tax credit, the credit is estimated to be $0.031 per unit for the quarter ended June 30, 2000 and $0.063 per unit for the six months ended June 30, 2000. The actual coal seam tax credit per unit was $0.040 for the quarter ended June 30, 1999 and $0.082 for the six months ended June 30, 1999. Final 2000 coal seam tax credit data will be provided to unitholders with year-end tax information.


3.  Excess Costs

    There are no excess costs remaining to be recovered as of June 30, 2000. The following is a summary of changes in excess costs for the 75% royalty trust interests by conveyance during the three and six months ended June 30, 2000 and 1999:


                                                          Three Months Ended June 30         Six Months Ended June 30
                                                      -------------------------------   -------------------------------
                                                         2000            1999              2000            1999
                                                      ---------   -------------------   ---------   -------------------
                                                        Texas       Texas    Oklahoma     Texas      Texas     Oklahoma
                                                      ---------   --------   --------   ---------   --------   --------
Cumulative excess costs and accrued
  interest - beginning of period.....                 $ 145,871   $808,361   $ 19,301   $ 375,802   $519,817   $      -
Excess costs.........................                         -     16,424     46,777           -    292,558     71,126
Recovery of excess costs and
 accrued interest....................                  (147,203)   (83,125)   (52,814)   (383,836)   (83,125)   (58,007)
Accrued interest.....................                     1,332     15,944        951       8,034     28,354      1,096
                                                      ---------   --------   --------   ---------   --------   --------

Cumulative excess costs and
  accrued interest - end of period...                 $       -   $757,604   $ 14,215   $       -   $757,604   $ 14,215
                                                      =========   ========   ========   =========   ========   ========

Net to trust (75%)...................                 $       -   $568,203   $ 10,661   $       -   $568,203   $ 10,661
                                                      =========   ========   ========   =========   ========   ========

 Any excess costs and accrued interest for each conveyance must be fully recovered from the respective future net proceeds of the 75% royalty trust interests before they can again contribute to trust royalty income. Excess costs and accrued interest from the Oklahoma 75% royalty trust interests as of June 30, 1999 were fully recovered in October 1999 and from the Texas 75% royalty trust interest as of June 30, 1999 were fully recovered in May 2000. See Item 2, "Trustee's Discussion and Analysis - Costs."

Item 2.  Trustee's Discussion and Analysis.

The following discussion should be read in conjunction with the trustee's discussion and analysis contained in the trust's 1999 annual report, as well as the condensed financial statements and notes thereto included in this quarterly report on Form 10-Q.

Distributable Income

Quarter

For the quarter ended June 30, 2000, royalty income was $2,477,134 compared to $1,213,539 for the second quarter of 1999. This 104% increase in royalty income is the result of higher oil and gas prices. Because of higher oil prices, the remaining excess cost balance for the trust was fully recovered in May 2000 and the Texas 75% royalty trust interests began to contribute to royalty income for the first time since March 1998. See "Royalty Income" below.

After considering interest income of $5,919 and administration expense of $58,423, distributable income for the quarter ended June 30, 2000 was $2,424,630, or $0.404105 per unit of beneficial interest. For the quarter ended June 30, 1999, distributable income was $1,171,375, or $0.195230 per unit. Distributions to unitholders for the quarter ended June 30, 2000 were:

                                                     Distribution
                   Record Date       Payment Date      per Unit
                   --------------    -------------   ------------
                   April 28, 2000    May 12, 2000     $ 0.122125
                   May 31, 2000      June 14, 2000      0.141658
                   June 30, 2000     July 17, 2000      0.140322
                                                      ----------

                                                      $ 0.404105
                                                      ==========

Six Months

For the six months ended June 30, 2000, royalty income was $4,830,014 compared with $2,693,394 for the same 1999 period. This 79% increase in royalty income is because of higher oil and gas prices. See "Royalty Income" below.

After considering interest income of $9,868 and administration expense of $114,456, distributable income for the six months ended June 30, 2000 was $4,725,426, or $0.787571 per unit of beneficial interest. For the six months ended June 30, 1999, distributable income was $2,611,763, or $0.435295 per unit.

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

Because properties underlying the 90% royalty trust interests are royalty and overriding royalty interests, they generally bear no costs other than production and property taxes, related legal costs, and marketing and transportation charges. In addition to these costs, the 75% royalty trust interests are subject to production and development costs since the properties underlying the 75% royalty trust interests are working interests.

The following is a summary of the calculation of royalty income received by the trust:


                                          Three Months                           Six Months
                                        Ended June 30 (a)                     Ended June 30 (a)
                                    -----------------------      Increase   ----------------------      Increase
                                       2000         1999        (Decrease)     2000        1999        (Decrease)
                                    ----------   ----------     ----------  ----------  ----------     ----------
Sales Volumes
 Oil (Bbls) (b)
  Underlying properties........         81,033       86,866          (7%)       169,492     174,866         (3%)
   Average per day.............            900          976          (8%)           931         966         (4%)
   Royalty trust interests.....         36,737       19,827          85%         72,185      39,258         84%

 Gas (Mcf) (b)
  Underlying properties........        771,057      815,789          (5%)     1,567,071   1,734,614        (10%)
   Average per day.............          8,473        9,064          (7%)         8,563       9,531        (10%)
   Royalty trust interests.....        672,761      708,220          (5%)     1,359,326   1,501,917         (9%)

Average Sales Prices
 Oil (per Bbl).................         $26.86       $12.28         119%         $25.48      $11.36        124%
 Gas (per Mcf).................         $ 2.88       $ 1.79          61%         $ 2.80      $ 1.76         59%

Revenues
 Oil sales.....................     $2,176,883   $1,066,701         104%     $4,317,880  $1,985,861        117%
 Gas sales.....................      2,220,757    1,458,981          52%      4,388,499   3,051,002         44%
                                    ----------   ----------                  ----------  ----------
    Total Revenues.............      4,397,640    2,525,682          74%      8,706,379   5,036,863         73%
                                    ----------   ----------                  ----------  ----------

Costs
 Taxes, transportation
   and other...................        611,211      397,432          54%      1,189,516     629,101         89%
 Production expense (c)........        648,264      625,349           4%      1,241,754   1,195,955          4%
 Development costs.............        134,297       81,786          64%        348,193     441,025        (21%)
 Excess costs..................              -      (63,201)          -               -    (363,684)         -
 Recovery of excess costs
   and accrued interest........        147,203      135,939           8%        383,836     141,132        172%
                                    ----------   ----------                  ----------  ----------
    Total Costs................      1,540,975    1,177,305          31%      3,163,299   2,043,529         55%
                                    ----------   ----------                  ----------  ----------

Net Proceeds...................     $2,856,665   $1,348,377         112%     $5,543,080  $2,993,334         85%
                                    ==========   ==========                  ==========  ==========
Royalty Income.................     $2,477,134   $1,213,539         104%     $4,830,014  $2,693,394         79%
                                    ==========   ==========                  ==========  ==========

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

(c) Includes an overhead fee which is deducted and retained by Cross Timbers Oil. This fee is currently $22,570 per month and is subject to adjustment each May based on an oil and gas industry index.

The following are explanations of significant variances from second quarter 1999 to 2000 and from the first six months of 1999 to the comparable period in 2000:

Sales Volumes

Oil
Decreased oil sales volumes are primarily because of the timing of cash receipts. Natural production decline was largely offset by increased production on one of the Texas working interest properties as a result of carbon dioxide injections.

Gas
Decreased gas sales volumes for the quarter are primarily because of natural production decline. Decreased gas volumes for the six-month period are primarily because of higher natural decline in coal seam gas production and the timing of cash receipts, partially offset by purchaser volume adjustments.

Sales Prices

Oil
Lower average 1999 prices reflect abnormally low prices resulting from global excess supply. After OPEC members and other oil producers agreed to production cuts in March 1999, oil prices climbed through the remainder of 1999 and first quarter 2000. Increased demand in 2000 has more than offset OPEC production increases in March and June, sustaining higher prices through June 2000. The average West Texas Intermediate posted price for June 2000 was $28.79 per Bbl. Recently, Saudi Arabia proposed additional production increases to reduce prices closer to its target price of $25.00 per barrel.

Gas
The average gas price increased 61% for the second quarter and 59% for the six-month period. Part of the increase for the six-month period is related to purchaser deductions which were netted in the gas price prior to second quarter 1999. Since then, these purchaser deductions are included in taxes, transportation and other costs (see "Costs" below). Excluding the effect of this change, gas prices increased 48% for the six-month period. Gas prices were lower in 1999 primarily because of the abnormally warm winter of 1998-1999 experienced across the United States that resulted in higher levels of gas in storage. Gas prices began to increase in May 1999 and, after declining briefly at year end, have continued to strengthen in 2000, as gas storage remains lower than prior year levels. At July 5, 2000, the average NYMEX price for the following twelve months was $3.82 per MMBtu. The trust's recent gas prices have averaged $0.40 per MMBtu higher than the NYMEX price, primarily because of the effect of higher natural gas liquids prices.

Costs

Taxes
Taxes, transportation and other increased primarily as a result of increased taxes on higher oil and gas revenues. Also, beginning in second quarter 1999, this cost category has included purchaser deductions for gathering and compression charges. Prior to second quarter 1999, these charges were netted in the gas sales price. As a result, taxes, transportation and other includes an increase of $286,000 in purchaser deductions for the six-month period.

Development
Lower development costs for the first six months of 2000 reflect completion of the carbon dioxide injection project on one of the underlying Texas working interest properties in third quarter 1999. Carbon dioxide injectant costs for this property caused second quarter development costs to increase 64%.

Excess costs
Primarily because of higher oil prices, all excess costs and accrued interest for the Texas 75% royalty trust interests were fully recovered in second quarter 2000. After almost two years of excess costs and recovery of these costs, the Texas 75% royalty trust interests again began contributing to trust royalty income in May 2000. There are no excess costs remaining to be recovered as of June 30, 2000. Excess costs occurred in the 1999 periods because of low oil prices and costs related to the carbon dioxide injection project. See Note 3 to condensed financial statements.


Forward Looking Statements

This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements contained in this "Trustee's Discussion and Analysis" regarding the royalty trust interests and industry conditions, are forward-looking statements. Although Cross Timbers Oil believes that the expectations reflected in these forward-looking statements are reasonable, neither Cross Timbers Oil nor the trustee can give any assurance that such expectations will prove to be correct.


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


                                 CROSS TIMBERS ROYALTY TRUST
                                 By BANK OF AMERICA, N.A., TRUSTEE


                                 By      /s/   RON E. HOOPER
                                    ------------------------------------
                                               Ron E. Hooper
                                              Vice President



                                 CROSS TIMBERS OIL COMPANY



Date: July 10, 2000              By      /s/  LOUIS G. BALDWIN
                                    ------------------------------------
                                              Louis G. Baldwin
                                       Executive Vice President and
                                         Chief Financial Officer