Form 10-Q
period 2000-09-30
CROSS TIMBERS ROYALTY TRUST
filed 2000-11-13
CIK 881787

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934



               For the quarterly period ended September 30, 2000
                                              ------------------

                                      OR

   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                       Commission File Number:  1-10982
                                                -------


                          CROSS TIMBERS ROYALTY TRUST
            (Exact name of registrant as specified in its charter)


                  Texas                                   75-6415930
     -------------------------------                 -------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)


  Bank of America, N.A., P.O. Box 830650, Dallas, Texas        75283-0650
---------------------------------------------------------     ------------
        (Address of principal executive offices)               (Zip Code)

                                (877) 228-5084
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                     NONE
  -------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if change since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No_____
                                       -----

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

                      Outstanding as of November 1, 2000
                      ----------------------------------
                                   6,000,000

================================================================================

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
-----------------------------------------------------------


           TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
           Glossary of Terms.......................................................     3


PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements....................................................     4

           Report of Independent Public Accountants................................     5

           Condensed Statements of Assets, Liabilities and Trust Corpus
            at September 30, 2000 and December 31, 1999............................     6

           Condensed Statements of Distributable Income
            for the Three and Nine Months Ended September 30, 2000 and 1999........     7

           Condensed Statements of Changes in Trust Corpus
            for the Three and Nine Months Ended September 30, 2000 and 1999........     8

           Notes to Condensed Financial Statements.................................     9

  Item 2.  Trustee's Discussion and Analysis.......................................    12

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............    15

PART II.   OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K.........................................    16

          Signatures...............................................................    17

CROSS TIMBERS ROYALTY TRUST

GLOSSARY OF TERMS
-----------------


The following are definitions of significant terms used in this Form 10-Q:

Bbl                          Barrel (of oil)

Bcf                          Billion cubic feet (of natural gas)

Mcf                          Thousand cubic feet (of natural gas)

MMBtu One million British Thermal Units, a common energy measurement

net profits interest         An interest in an oil and gas property measured by
                             net profits from the sale of production, rather than a specific portion of production

net proceeds                 Gross proceeds from sale of production from the
                             underlying properties, less applicable costs

royalty income               Net proceeds, multiplied by the applicable net
                             profits percentage of 75% or 90%, and paid to the trust

royalty interest             A nonoperating interest in an oil and gas property
(and overriding              that provides the owner a specified share of
royalty interest)            production without any production or development
                             costs

royalty trust interests      Defined net profits interests that were conveyed
                             from the underlying properties and entitle the trust to receive for each of the following:

                             90% royalty trust interests - 90% of the net proceeds from the underlying properties that are royalty or overriding royalty interests in Texas, Oklahoma and New Mexico

                             75% royalty trust interests - 75% of the net proceeds from the underlying properties that are working interests in Texas and Oklahoma

underlying properties        Cross Timbers Oil's interest in certain oil and gas
                             properties from which the royalty trust interests were conveyed. The underlying properties include royalty and overriding royalty interests in producing and non-producing properties in Texas, Oklahoma and New Mexico, and working interests in producing properties located in Texas and Oklahoma.

working interest             An operating interest in an oil and gas property
                             that provides the owner a specified share of production that is subject to all production and development costs

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION
------------------------------


Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust's latest annual report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at September 30, 2000, and the distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2000 and 1999, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Bank of America, N.A., as Trustee
 for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of September 30, 2000 and the related condensed statements of distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the trustee.

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



ARTHUR ANDERSEN LLP

Fort Worth, Texas
October 21, 2000

CROSS TIMBERS ROYALTY TRUST
--------------------------------------------------------------------------------

Condensed Statements of Assets, Liabilities and Trust Corpus


                                                               September 30,         December 31,
                                                                   2000                  1999
                                                               ------------          ------------
                                                                (Unaudited)
ASSETS

Cash and short-term investments........................        $ 1,277,300          $    912,164

Interest to be received................................              3,622                 1,840

Net profits interests in oil and gas properties - net..         31,304,846            33,005,334
                                                               -----------          ------------

                                                               $32,585,768          $ 33,919,338
                                                               ===========          ============


LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders....................        $ 1,280,922          $    914,004

Trust corpus (6,000,000 units of beneficial interest
 authorized and outstanding)...........................         31,304,846            33,005,334
                                                               -----------          ------------

                                                               $32,585,768          $ 33,919,338
                                                               ===========          ============


The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST
--------------------------------------------------------------------------------

Condensed Statements of Distributable Income (Unaudited)

                                         Three Months Ended                     Nine Months Ended
                                            September 30                           September 30
                                   ----------------------------            -------------------------
                                      2000              1999                  2000           1999
                                   ----------        ----------            ----------     ----------
Royalty income.................    $3,394,310        $1,696,721            $8,224,324     $4,390,115

Interest income................         8,441             2,876                18,309          6,675
                                   ----------        ----------            ----------     ----------

Total income...................     3,402,751         1,699,597             8,242,633      4,396,790

Administration expense.........        56,419            41,545               170,875        126,975
                                   ----------        ----------            ----------     ----------

Distributable income...........    $3,346,332        $1,658,052            $8,071,758     $4,269,815
                                   ==========        ==========            ==========     ==========

Distributable income per unit
            (6,000,000 units)..    $ 0.557722        $ 0.276342            $ 1.345293     $ 0.711637
                                   ==========        ==========            ==========     ==========


The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST
--------------------------------------------------------------------------------

Condensed Statements of Changes in Trust Corpus (Unaudited)

                                             Three Months Ended             Nine Months Ended
                                                September 30                   September 30
                                          -------------------------     -----------------------------
                                              2000          1999            2000               1999
                                          -----------   -----------     -----------         ---------
Trust corpus, beginning of period......   $31,983,302   $35,183,110     $33,005,334       $36,024,941

Amortization of net profits interests..      (678,456)     (760,135)     (1,700,488)       (1,601,966)

Distributable income...................     3,346,332     1,658,052       8,071,758         4,269,815

Distributions declared.................    (3,346,332)   (1,658,052)     (8,071,758)       (4,269,815)
                                          -----------   -----------     -----------       -----------

Trust corpus, end of period............   $31,304,846   $34,422,975     $31,304,846       $34,422,975
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

     The financial statements of the trust differ from financial statements prepared in accordance with generally accepted accounting principles ("GAAP") because revenues are not accrued in the month of production, expenses are recognized when paid rather than when incurred, and certain cash reserves may be established for contingencies which would not be accrued under GAAP. The initial carrying value of the royalty trust interests ($61,100,449) represents Cross Timbers Oil's historical net book value on February 12, 1991, the creation date of the trust. Amortization of the royalty trust interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $29,795,603 as of September 30, 2000 and $28,095,115 as of December 31,
     1999.

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

     Based on 2000 qualifying sales volumes and the factors used in the calculation of the 1999 coal seam tax credit, the credit is estimated to be $0.032 per unit for the quarter ended September 30, 2000 and $0.095 per unit for the nine months ended September 30, 2000. The actual coal seam tax credit per unit was $0.040 for the quarter ended September 30, 1999 and $0.122 for the nine months ended September 30, 1999. Final 2000 coal seam tax credit data will be provided to unitholders with year-end tax information.


3.   Excess Costs

     There are no excess costs remaining to be recovered as of September 30, 2000. The following is a summary of changes in excess costs for the 75% royalty trust interests by conveyance during the three and nine months ended September 30, 1999 and the nine months ended September 30, 2000:

                                                         Three Months                    Nine Months
                                                     Ended September 30              Ended September 30
                                                 -----------------------   -----------------------------------
                                                           1999               2000             1999
                                                 -----------------------   ---------   -----------------------
                                                   Texas        Oklahoma     Texas       Texas        Oklahoma
                                                 --------       --------   ---------   ---------      --------
Cumulative excess costs and accrued
  interest - beginning of period.....            $757,604       $ 14,215   $ 375,802   $ 519,817      $      -
Excess costs.........................              34,760         34,345           -     327,318       105,471
Recovery of excess costs and
  accrued interest...................             (82,610)       (14,305)   (383,836)   (165,735)      (72,312)
Accrued interest.....................              14,820             90       8,034      43,174         1,186
                                                 --------       --------   ---------   ---------      --------
Cumulative excess costs and
  accrued interest - end of period...            $724,574       $ 34,345   $       -   $ 724,574      $ 34,345
                                                 ========       ========   =========   =========      ========
Net to trust (75%)...................            $543,431       $ 25,759   $       -   $ 543,431      $ 25,759
                                                 ========       ========   =========   =========      ========

     Any excess costs and accrued interest for each conveyance must be fully recovered from the respective future net proceeds of the 75% royalty trust interests before they can again contribute to trust royalty income. Excess costs and accrued interest as of September 30, 1999 from the Oklahoma 75% royalty trust interests were fully recovered in October 1999 and from the Texas 75% royalty trust interest were fully recovered in May 2000. See Item 2, "Trustee's Discussion and Analysis - Costs."

4.   Cross Timbers Oil Company

     On October 6, 2000, the trust and Cross Timbers Oil filed an amended registration statement with the Securities and Exchange Commission to sell 1,360,000 units (22.7% of outstanding units) held by Cross Timbers Oil. The trust did not participate in Cross Timbers Oil's decisions to acquire or sell units and will not receive any of the proceeds in the event of such sale.

Item 2.  Trustee's Discussion and Analysis.

The following discussion should be read in conjunction with the trustee's discussion and analysis contained in the trust's 1999 annual report, as well as the condensed financial statements and notes thereto included in this quarterly report on Form 10-Q.

Distributable Income

For the quarter ended September 30, 2000, royalty income was $3,394,310 compared to $1,696,721 for the third quarter of 1999. This 100% increase in royalty income is primarily the result of higher oil and gas prices. See "Royalty Income" below.

Distributable income for the quarter ended September 30, 2000 was $3,346,332, or $0.557722 per unit of beneficial interest. Distributions for the quarter were:


                                                            Distribution
          Record Date                 Payment Date            per Unit
       ------------------          ------------------       ------------

       July 31, 2000               August 14, 2000          $   0.146346
       August 31, 2000             September 15, 2000           0.197889
       September 29, 2000          October 16, 2000             0.213487
                                                            ------------

                                                            $   0.557722
                                                            ============

The distributable income for the quarter includes approximately $0.04 per unit related to revenues overpaid to the trust for the distribution declared in September. Cross Timbers Oil expects the correction of this overpayment to reduce distributable income in fourth quarter 2000.

For the nine months ended September 30, 2000, royalty income was $8,224,324 compared with $4,390,115 for the same 1999 period. This 87% increase in royalty income is also primarily because of higher oil and gas prices. See "Royalty Income" below.

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

The 90% royalty trust interests generally bear no costs other than production and property taxes, related legal costs, and marketing and transportation charges. The 75% royalty trust interests bear these same costs and are also subject to production and development costs.

The following is a summary of the calculation of royalty income received by the trust:

                                            Three Months                                     Nine Months
                                       Ended September 30 (a)      Increase             Ended September 30 (a)       Increase
                                      ----------------------                           -----------------------      ----------
                                          2000       1999         (Decrease)               2000        1999         (Decrease)
                                      ----------  ----------      ----------           -----------  ----------      ----------
Sales Volumes
  Oil (Bbls) (b)
     Underlying properties.........       92,766      79,435          17%                  262,258     254,301           3%
          Average per day..........        1,008         863          17%                      957         932           3%
     Royalty trust interests.......       49,770      24,040         107%                  121,955      63,298          93%

  Gas (Mcf) (b)
     Underlying properties.........      829,633     935,338         (11%)               2,396,704   2,669,952         (10%)
          Average per day..........        9,117      10,278         (11%)                   8,747       9,780         (11%)
     Royalty trust interests.......      731,476     822,978         (11%)               2,090,802   2,324,895         (10%)

Average Sales Prices
  Oil (per Bbl)....................       $27.91      $16.34          71%                   $26.34      $12.91         104%
  Gas (per Mcf)....................        $3.47       $2.02          72%                    $3.03       $1.85          64%

Revenues
  Oil sales........................   $2,589,444  $1,297,628         100%              $ 6,907,324  $3,283,489         110%
  Gas sales........................    2,882,885   1,885,097          53%                7,271,384   4,936,099          47%
                                      ----------  ----------                           -----------  ----------
      Total Revenues...............    5,472,329   3,182,725          72%               14,178,708   8,219,588          72%
                                      ----------  ----------                           -----------  ----------

Costs
  Taxes, transportation
     and other.....................      736,444     478,595          54%                1,925,960   1,107,696          74%
  Production expense (c)...........      620,850     599,642           4%                1,862,604   1,795,597           4%
  Development costs................      159,647     175,132          (9%)                 507,840     616,157         (18%)
  Excess costs.....................            -     (69,105)          -                         -    (432,789)          -
  Recovery of excess costs
     and accrued interest..........            -      96,915           -                   383,836     238,047          61%
                                      ----------  ----------                           -----------  ----------
      Total Costs..................    1,516,941   1,281,179          18%                4,680,240   3,324,708          41%
                                      ----------  ----------                           -----------  ----------

Net Proceeds.......................   $3,955,388  $1,901,546         108%              $ 9,498,468  $4,894,880          94%
                                      ==========  ==========                           ===========  ==========
Royalty Income.....................   $3,394,310  $1,696,721         100%              $ 8,224,324  $4,390,115          87%
                                      ==========  ==========                           ===========  ==========

_______________________________

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

The following are explanations of significant variances from third quarter 1999 to 2000 and from the first nine months of 1999 to the comparable period in 2000:

Sales Volumes

Oil
Increased oil sales volumes are primarily because of the timing of cash receipts. Natural production decline was largely offset by increased production on one of the Texas working interest properties as a result of carbon dioxide injections.

Gas
Decreased gas sales volumes are primarily because of the timing of cash receipts and higher natural production decline in coal seam gas production. These decreases were partially offset by purchaser volume adjustments. Sales volumes for the quarter and nine-month 2000 periods include approximately 70,000 Mcf related to a purchaser's overpayment. Sales volumes will be reduced when this overpayment is corrected, which is expected during fourth quarter
2000.

Sales Prices

Oil
Lower average 1999 prices reflect abnormally low prices resulting from global excess supply. After OPEC members and other oil producers agreed to production cuts in March 1999, oil prices climbed through the remainder of 1999 and first quarter 2000. Despite OPEC production increases, increased demand has sustained higher prices. In September 2000, when crude oil prices rose to their highest level in 10 years, the average West Texas Intermediate ("WTI") posted price was $30.86 per Bbl. The average WTI posted price for October 2000 was $29.96. Recent trust oil prices have averaged approximately $1.10 higher than the WTI posted price.

Gas
The average gas price increased 72% for the third quarter and 64% for the nine-month period. Part of the increase for the nine-month period is related to purchaser deductions which were netted in the gas price prior to second quarter 1999. Since then, these purchaser deductions are included in taxes, transportation and other (see "Costs - Taxes" below). Excluding the effect of this change, gas prices increased 57% for the nine-month period. Gas prices were lower in 1999 primarily because of the abnormally warm winter of 1998-1999 experienced across the United States that resulted in higher levels of gas in storage. Gas prices began to increase in May 1999 and, after declining briefly at year end, have continued to strengthen in 2000. Higher gas prices have been supported by both lower gas storage levels and increased demand for power generation. Prices are expected to remain high as the winter heating season approaches. On November 3, 2000, the average NYMEX price for the following twelve months was $4.50 per MMBtu. The trust's recent gas prices have averaged approximately $0.20 per MMBtu higher than the NYMEX price, primarily because of the effect of higher natural gas liquids prices.

Costs

Taxes
Taxes, transportation and other increased primarily as a result of increased taxes on higher oil and gas revenues. Also, beginning in second quarter 1999, this cost category has included purchaser deductions for gathering and compression charges. Prior to second quarter 1999, these charges were netted in the gas sales price. As a result, taxes, transportation and other includes an increase of $286,000 in purchaser deductions for the nine-month period.

Development
Lower development costs primarily reflect completion of the carbon dioxide injection project on one of the underlying Texas working interest properties in third quarter 1999.

Excess costs

Primarily because of higher oil prices, all excess costs and accrued interest for the Texas 75% royalty trust interests were fully recovered in second quarter 2000. After almost two years of excess costs and recovery of these costs, the Texas 75% royalty trust interests again began contributing to trust royalty income in May 2000. There are no remaining excess costs to be recovered as of September 30, 2000. Excess costs occurred in the 1999 periods because of low oil prices and higher costs related to the carbon dioxide injection project.
See Note 3 to condensed financial statements.


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


                                            CROSS TIMBERS ROYALTY TRUST
                                            By BANK OF AMERICA, N.A., TRUSTEE


                                            By       RON E. HOOPER
                                              --------------------------------
                                                      Ron E. Hooper
                                                      Vice President



                                            CROSS TIMBERS OIL COMPANY



Date: November 13, 2000                     By       LOUIS G. BALDWIN
                                              --------------------------------
                                                      Louis G. Baldwin
                                                Executive Vice President and
                                                  Chief Financial Officer