Form 10-K405
period 2000-12-31
CROSS TIMBERS ROYALTY TRUST
filed 2001-03-30
CIK 881787

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

For the fiscal year ended December 31,           Commission file number 1-10982
2000

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  At March 1, 2001, there were 6,000,000 units of beneficial interest of the trust outstanding. The aggregate market value of the units (based on the closing price on the New York Stock Exchange on March 1, 2001) held by non-affiliates of the registrant on that date was approximately $77.3 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Listed below is the only document parts of which are incorporated herein by reference and the parts of this report into which the document is incorporated:

                  2000 Annual Report to Unitholders--Part II

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

  The conveyance of these net profits interests was effective for production from October 1, 1990. The net profits interests and the underlying properties are further described under Item 2.

  In exchange for the conveyance of the net profits interests to the trust, the predecessors of Cross Timbers Oil received 6,000,000 units of beneficial interest of the trust. Predecessors of Cross Timbers Oil distributed units to their owners in February 1991 and November 1992, and in February 1992, sold units in the trusts initial public offering. Units are listed and traded on the New York Stock Exchange under the symbol "CRT." During 1996 and 1997, Cross Timbers Oil's Board of Directors authorized Cross Timbers Oil to purchase two million units. As of March 1, 2001, Cross Timbers Oil owned 1,360,000 units, or 22.7%, of the outstanding units.

  In June 1998 the trust and Cross Timbers Oil filed a registration statement with the Securities and Exchange Commission to sell the 1,360,000 units held by Cross Timbers Oil. As Cross Timbers Oil stated in a related news release, the filing was made in anticipation of better commodity prices and any sale is dependent on an improved market for oil and gas equities. The registration statement was amended in October 2000. The trust did not participate in Cross Timbers Oil's decisions to acquire or sell units and will not receive any of the proceeds in the event of such sale.

  Under the terms of each of the five conveyances, the trust receives royalty income from the net profits interests on the last business day of each month. Royalty income is determined by Cross Timbers Oil by multiplying the net profit percentage (90% or 75%) times net proceeds from the underlying properties for each of the five conveyances during the previous month. Net proceeds are the gross proceeds received from the sale of production, less production costs. For the 90% net profits interests and the 75% net profits interests, "production costs" generally include applicable property taxes, transportation, marketing and other charges. For the 75% net profits interests only, production costs also include capital and operating costs paid (e.g., drilling, production and other direct costs of owning and operating the property) and a monthly overhead charge that is adjusted annually. The monthly overhead charge at December 31, 2000 was $22,570. If production costs exceed gross proceeds for any conveyance, such excess is carried forward to the computation of net proceeds for future months until the excess costs (plus interest accrued as specified in the conveyances) are completely recovered. Such excess production costs and related accrued interest from one conveyance cannot be used to reduce net proceeds from any other conveyance.

  The trust is not liable for any production costs or liabilities attributable to the net profits interests. If at any time the trust receives royalty income in excess of the amount due, the trust is not obligated to return such overpayment, but royalty income payable to the trust for the next month will be reduced by the overpayment, plus interest at the prime rate.

  Cross Timbers Oil does not operate or control any of the underlying properties. However, Cross Timbers Oil operates working interests from which approximately 20 overriding royalty interests in the San Juan Basin were conveyed. Cross Timbers Oil acquired these working interests in December 1997 and became operator. As a working interest owner, Cross Timbers Oil can generally decline participation in any operation and allow consenting parties to conduct such operations, as provided under the operating agreements. Cross Timbers Oil also can assign, sell, or otherwise transfer its interest in the underlying properties, subject to the net profits interests, or can abandon an underlying property that is a working interest if it is incapable of producing in paying quantities, as determined by Cross Timbers Oil.

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

  The trustee's function is to collect the royalty income from the net profits interests, to pay all trust expenses and pay the monthly distribution amount to unitholders. The trustee's powers are specified by the terms of the indenture. The trust cannot engage in any business activity or acquire any assets other than the net profits interests and specific short-term cash investments. The trust has no employees since all administrative functions are performed by the trustee.

  Approximately 64% of the royalty income received by the trust during 2000, as well as 86% of the estimated proved reserves of the net profits interests at December 31, 2000 (based on estimated future net revenues using year-end oil and gas prices), is attributable to natural gas. There has historically been a greater demand for gas during the winter months than the rest of the year. Otherwise, trust income is not subject to seasonal factors, nor dependent upon patents, licenses, franchises or concessions. The trust conducts no research activities.

Item 2. Properties

  The net profits interests are the principal asset of the trust. The trustee cannot acquire any other asset, with the exception of certain short-term investments as specified under Item 1. The trustee is prohibited from selling any portion of the net profits interests unless approved by at least 80% of the unitholders or at such time as the trust's gross revenue is less than $1,000,000 for two successive years.

  The net profits interests are composed of:

  --the 90% net profits interests which are carved from:

  a) producing royalty and overriding royalty interest properties in Texas, Oklahoma and New Mexico, and

  b) 11.11% non-participating royalty interests in nonproducing properties located primarily in Texas and Oklahoma;

  --the 75% net profits interests which are carved from nonoperated working interests in four properties in Texas and three properties in Oklahoma.

  All underlying royalties, underlying nonproducing royalties and underlying working interest properties are currently owned by Cross Timbers Oil. Cross Timbers Oil may sell all or any portion of the underlying properties at any time, subject to and burdened by the net profits interests.

Producing Acreage, Wells and Drilling

  Underlying Royalties. The underlying royalties are royalty and overriding royalty interests primarily located in mature producing oil and gas fields. The most significant producing region in which the underlying royalties are located is the San Juan Basin in northwestern New Mexico. The trust's estimated proved reserves from this region totaled 28.3 Bcf at December 31, 2000, or approximately 81% of the trust's total gas reserves at that date. Cross Timbers Oil estimates that underlying royalties in the San Juan Basin include more than 2,000 gross (approximately 30 net) wells, covering over 60,000 gross acres. Most of these wells are operated by Amoco Production Company or Burlington Resources Oil & Gas Company. Production from conventional gas wells is primarily from the Dakota, Mesa Verde and Pictured Cliffs formations.

  Approximately 28% of the trust's 2000 gas sales volumes were from coal seam production in the San Juan Basin. Through the year 2002, sales of certain coal seam gas qualify for a federal income tax credit. See "Regulation--Coal Seam Tax Credit."

  Most of the trust's San Juan Basin conventional, or non-coal seam, production is from the Mesa Verde formation, which has been approved for increased density drilling. Cross Timbers Oil believes that operators will further develop the Mesa Verde formation underlying the net profits interests, and such future development could significantly impact underlying gas sales volumes. However, minimal drilling is expected in 2001 because of environmental concerns delaying the approval of drilling permits.

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

  The underlying royalties contain approximately 462,000 gross (approximately 26,000 net) producing acres. Well counts for the underlying royalties cannot be provided because information regarding the number of wells on royalty properties is generally not made available to royalty interest owners.

  Underlying Working Interest Properties. The underlying working interest properties, detailed below, are developed properties undergoing secondary or tertiary recovery operations:

                                                                                      Ownership of
                                                                                    Cross Timbers Oil
                                                                                    -----------------
                                                                                    Working  Revenue
         Unit             County/State                    Operator                  Interest Interest
         ----            ---------------                  --------                  -------- --------
North Cowden             Ector/Texas     Occidental Permian, Ltd.                      1.7%    1.4%
North Central Levelland  Hockley/Texas   Mobil Producing Texas and New Mexico, Inc.    3.2%    2.1%
Penwell                  Ector/Texas     Texaco Exploration and Production, Inc.       5.2%    4.6%
Sharon Ridge Canyon      Borden/Texas    Exxon Company, U.S.A.                         4.3%    2.8%
Hewitt                   Carter/Oklahoma Exxon Company, U.S.A.                        11.3%    9.9%
Wildcat Jim Penn         Carter/Oklahoma LeNorman Partners, L.L.C.                     8.6%    7.5%
South Graham Deese       Carter/Oklahoma Maynard Oil Company                           8.2%    7.0%

  The underlying working interest properties consist of 60,154 gross (2,290 net) producing acres. As of December 31, 2000, there were 1,494 gross (68.3 net) productive oil wells, 1,002 gross (42.9 net) injection wells and no wells in process of drilling on these properties. During 2000, 12 gross (0.2 net) wells were drilled and during 1999, 8 gross (0.1 net) producing wells were drilled. No wells were drilled during 1998.

Oil and Gas Production

  Trust production is recognized in the period royalty income is received, which is the month following receipt by Cross Timbers Oil, and generally two months after the time of oil production and three months after gas production. Oil and gas production and average sales prices attributable to the underlying properties and the net profits interests for the three years ended December 31, 2000 were as follows:

                             90% Net Profits Interests     75% Net Profits Interests               Total
                          -------------------------------- -------------------------- --------------------------------
                             2000       1999       1998      2000     1999     1998      2000       1999       1998
                          ---------- ---------- ---------- -------- -------- -------- ---------- ---------- ----------
Production
Underlying Properties
 Oil--Sales (Bbls)......      86,970     92,650    100,592  257,153  255,959  291,777    344,123    348,609    392,369
 Average per day
  (Bbls)................         238        254        276      702      701      799        940        955      1,075
 Gas--Sales (Mcf).......   2,964,687  3,548,594  3,398,203  115,914   94,429  103,890  3,080,601  3,643,023  3,502,093
 Average per day (Mcf)..       8,100      9,722      9,310      317      259      285      8,417      9,981      9,595
Net profits interests
 Oil--Sales (Bbls)......      76,959     77,783     83,856   86,260   19,894   20,918    163,219     97,677    104,774
 Average per day
  (Bbls)................         210        213        230      236       55       57        446        268        287
 Gas--Sales (Mcf).......   2,659,139  3,152,693  3,010,809   30,120   10,249    7,857  2,689,259  3,162,942  3,018,666
 Average per day (Mcf)..       7,266      8,638      8,249       82       28       21      7,348      8,666      8,270
Average Sales Price
 Oil (per Bbl)..........  $    26.41 $    14.54 $    14.04 $  27.85 $  15.01 $  13.18 $    27.49 $    14.88 $    13.40
 Gas (per Mcf)..........  $     3.36 $     2.01 $     2.05 $   2.28 $   1.35 $   1.34 $     3.32 $     1.99 $     2.03

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

  Miller and Lents, Ltd., independent petroleum engineers, has estimated oil and gas reserves attributable to the underlying properties and net profits interests as of December 31, 2000, 1999, 1998 and 1997. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

  Reserve quantities and revenues for the net profits interests were estimated from projections of reserves and revenues attributable to the combined interests of the trust and Cross Timbers Oil in the subject properties. Since the trust has defined net profits interests, the trust does not own a specific percentage of the oil and gas reserve quantities. Accordingly, reserves allocated to the trust pertaining to its 75% net profits interest in the working interest properties have effectively been reduced to reflect recovery of the trust's 75% portion of applicable production and development costs. Because trust reserve quantities are determined using an allocation formula, any fluctuations in actual or assumed prices or costs will result in revisions to the estimated reserve quantities allocated to the net profits interests.

  The standardized measure of discounted future net cash flows and changes in such discounted cash flows as presented below are prepared using assumptions required by the Financial Accounting Standards Board. Such assumptions include the use of year-end prices for oil and gas and year-end costs for estimated future

4-6 development and production expenditures to produce the proved reserves. Because natural gas prices are influenced by seasonal demand, use of year-end prices, as required by the Financial Accounting Standards Board, may not be the most representative in estimating future revenues or reserve data. Future net cash flows are discounted at an annual rate of 10%. No provision is included for federal income taxes since future net revenues are not subject to taxation at the trust level.

  Year-end oil prices used to determine the standardized measure were based on a West Texas Intermediate crude oil posted price of $23.75 per Bbl in 2000, $22.75 per Bbl in 1999, $9.50 per Bbl in 1998 and $15.50 per Bbl in 1997. The
year-end weighted average realized gas prices used to determine the standardized measure were $9.48 per Mcf in 2000, $2.19 per Mcf in 1999, $1.88 per Mcf in 1998 and $1.76 per Mcf in 1997.

  Proved Reserves

  The following table reconciles the change in proved reserves attributable to the net profits interests and underlying properties from December 31, 1997 through December 31, 2000:

                                      Net Profits Interests
                         ----------------------------------------------------
                                              75% Net
                         90% Net Profits      Profits                             Underlying
                            Interests        Interests           Total            Properties
                         ----------------  ---------------  -----------------  ------------------
(in thousands)            Oil      Gas       Oil     Gas      Oil      Gas       Oil       Gas
                         (Bbls)    (Mcf)    (Bbls)   (Mcf)   (Bbls)    (Mcf)    (Bbls)     (Mcf)
                         ------  --------  -------  ------  -------  --------  --------  --------
Balance, December 31,
 1997................... 731.5   37,886.2    964.7   355.6  1,696.2  38,241.8   4,418.3  44,075.4
 Extensions, discoveries
  and other additions...   3.6       95.7      -0-     -0-      3.6      95.7       4.1     265.6
 Revisions of prior
  estimates.............  25.3    1,482.1   (696.7) (282.4)  (671.4)  1,199.7  (1,620.1)    894.5
 Production............. (83.9)  (3,010.8)   (20.9)   (7.9)  (104.8) (3,018.7)   (392.4) (3,502.1)
                         -----   --------  -------  ------  -------  --------  --------  --------
Balance, December 31,
 1998................... 676.5   36,453.2    247.1    65.3    923.6  36,518.5   2,409.9  41,733.4
 Extensions, discoveries
  and other additions...  10.5      162.2      -0-     -0-     10.5     162.2      13.1     186.0
 Revisions of prior
  estimates............. 109.9    1,462.1  1,251.8   533.4  1,361.7   1,995.5   2,385.7   2,322.0
 Production............. (77.8)  (3,152.7)   (19.9)  (10.2)   (97.7) (3,162.9)   (348.6) (3,643.0)
                         -----   --------  -------  ------  -------  --------  --------  --------
Balance, December 31,
 1999................... 719.1   34,924.8  1,479.0   588.5  2,198.1  35,513.3   4,460.1  40,598.4
 Extensions, discoveries
  and other additions...   3.2       77.1      -0-     -0-      3.2      77.1       3.5      85.7
 Revisions of prior
  estimates.............  32.7    1,864.4     33.2    14.0     65.9   1,878.4     123.5   1,773.5
 Production............. (77.0)  (2,659.1)   (86.2)  (30.1)  (163.2) (2,689.2)   (344.1) (3,080.6)
                         -----   --------  -------  ------  -------  --------  --------  --------
Balance, December 31,
 2000................... 678.0   34,207.2  1,426.0   572.4  2,104.0  34,779.6   4,243.0  39,377.0
                         =====   ========  =======  ======  =======  ========  ========  ========

  During 2000, 1999 and 1998, upward revisions of prior estimates of the 90% net profits interests' proved gas reserves were primarily because of lower than anticipated production declines. Revisions of prior estimates of the 75% net profits interests' proved reserves and the underlying properties' proved oil reserves in each of these years were primarily the result of changes in the year-end oil prices used in estimating proved reserves. See "General" above.

  Proved Developed Reserves

  The following are estimated quantities of proved developed oil and gas reserves attributable to the net profits interests and underlying properties as of December 31, 1997 and each following year-end through December 31, 2000:

                                     Net Profits Interests
                         ----------------------------------------------
                                            75% Net
                         90% Net Profits    Profits                        Underlying
                            Interests      Interests        Total          Properties
                         --------------- ------------- ---------------- ----------------
                          Oil     Gas      Oil    Gas    Oil     Gas      Oil     Gas
                         (Bbls)  (Mcf)   (Bbls)  (Mcf) (Bbls)   (Mcf)   (Bbls)   (Mcf)
(in thousands)           ------ -------- ------- ----- ------- -------- ------- --------
December 31, 1997....... 727.9  35,947.4   908.6 346.8 1,636.5 36,294.2 4,231.6 43,576.1
                         =====  ======== ======= ===== ======= ======== ======= ========
December 31, 1998....... 672.8  34,514.0   206.4  60.7   879.2 34,574.7 2,195.1 39,520.1
                         =====  ======== ======= ===== ======= ======== ======= ========
December 31, 1999....... 715.7  33,036.5 1,375.0 570.3 2,090.7 33,606.8 4,245.6 38,463.3
                         =====  ======== ======= ===== ======= ======== ======= ========
December 31, 2000....... 675.0  32,371.1 1,317.8 553.5 1,992.8 32,924.6 4,028.8 37,300.0
                         =====  ======== ======= ===== ======= ======== ======= ========

  Standardized Measure of Discounted Future Net Cash Flows from Proved
Reserves

  The following are summary calculations of the standardized measure of discounted future net cash flows for the net profits interests and underlying properties as of December 31, 2000, 1999 and 1998:


                          90% Net Profits Interests     75% Net Profits Interests               Total
                         -----------------------------  ---------------------------  ------------------------------
                                December 31,                  December 31,                   December 31,
                         -----------------------------  ---------------------------  ------------------------------
                           2000       1999      1998      2000      1999     1998      2000       1999       1998
(in thousands)           ---------  --------  --------  --------  --------  -------  ---------  ---------  --------


  Net Profits Interests

Future cash inflows..... $ 347,874  $ 97,902  $ 77,207  $ 40,146  $ 36,670  $ 2,582  $ 388,020  $ 134,572  $ 79,789
Future production
 taxes..................   (28,042)   (7,751)   (5,401)   (2,786)   (2,487)    (131)   (30,828)   (10,238)   (5,532)
                         ---------  --------  --------  --------  --------  -------  ---------  ---------  --------
Future net cash flows...   319,832    90,151    71,806    37,360    34,183    2,451    357,192    124,334    74,257
10% discount factor.....  (169,073)  (46,573)  (37,222)  (18,692)  (17,135)  (1,259)  (187,765)   (63,708)  (38,481)
                         ---------  --------  --------  --------  --------  -------  ---------  ---------  --------
Standardized measure.... $ 150,759  $ 43,578  $ 34,584  $ 18,668  $ 17,048  $ 1,192  $ 169,427  $  60,626  $ 35,776
                         =========  ========  ========  ========  ========  =======  =========  =========  ========

  Underlying Properties

Future cash inflows...........................................................       $ 484,675  $ 200,075  $104,659
Future costs:
 Production...................................................................         (78,973)   (52,858)  (20,265)
 Development..................................................................            (520)      (517)     (519)
                                                                                     ---------  ---------  --------
Future net cash flows.........................................................         405,182    146,700    83,875
10% discount factor...........................................................        (212,781)   (74,879)  (43,282)
                                                                                     ---------  ---------  --------
Standardized measure..........................................................       $ 192,401  $  71,821  $ 40,593
                                                                                     =========  =========  ========

  Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

  The following reconciles the changes during 2000, 1999 and 1998 in the standardized measure for the net profits interests. Revisions in each of the years were primarily related to changes in year-end oil and gas prices.

                             90% Net Profits            75% Net Profits
                                Interests                  Interests                    Total
                         --------------------------  ------------------------  --------------------------
                           2000     1999     1998     2000     1999     1998     2000     1999     1998
                         --------  -------  -------  -------  -------  ------  --------  -------  -------
(in thousands)
Standardized measure,
 January 1.............. $ 43,578  $34,584  $35,650  $17,048  $ 1,192  $7,846  $ 60,626  $35,776  $43,496
 Extensions, discoveries
  and other additions...      461      384      155      -0-      -0-     -0-       461      384      155
 Accretion of discount..    3,683    3,078    3,176    1,476      106     698     5,159    3,184    3,874
 Revisions of prior
  estimates, changes in
  price and other.......  112,338   11,864    2,369    2,504   16,109  (7,038)  114,842   27,973   (4,669)
 Royalty income.........   (9,301)  (6,332)  (6,766)  (2,360)    (359)   (314)  (11,661)  (6,691)  (7,080)
                         --------  -------  -------  -------  -------  ------  --------  -------  -------
Standardized measure,
 December 31............ $150,759  $43,578  $34,584  $18,668  $17,048  $1,192  $169,427  $60,626  $35,776
                         ========  =======  =======  =======  =======  ======  ========  =======  =======

  Discounted Present Value of the Coal Seam Tax Credit

  The standardized measure above does not include the effects of the coal seam tax credit since the trust is not a taxable entity. The following table summarizes the estimated coal seam tax credit attributable to the 90% net profits interests at December 31, 2000, 1999 and 1998. Such estimates are based on projected coal seam gas production through the year 2002 (after which date the tax credit will no longer be available) as estimated by independent engineers. The estimates are also based on the current year estimated Btu content and the coal seam tax credit of $1.06 per MMBtu at December 31, 2000, $1.02 per MMBtu at December 31, 1999 and $1.05 per MMBtu at December 31, 1998. "See Regulation--Coal Seam Tax Credit."

                                                               December 31,
                                                           --------------------
                                                            2000   1999   1998
                                                           ------ ------ ------
   (in thousands)
   Undiscounted........................................... $1,225 $1,979 $2,780
                                                           ====== ====== ======
   Discounted present value at 10%........................ $1,120 $1,740 $2,359
                                                           ====== ====== ======

Certain Provisions Affecting San Juan Basin Royalty Interests

  Certain instruments creating or governing some of the underlying properties that are royalties and overriding royalties in the San Juan Basin contain provisions that purportedly either reduce the overriding royalty interest or convert the royalty or overriding royalty interest into a working interest when gas production falls below specified levels. Cross Timbers Oil believes these provisions were included in these instruments because of a federal regulation that has since been repealed which limited the amount of royalties and overriding royalties placed on federal leases in the San Juan Basin. No assurances, however, can be made regarding the effect of these provisions on the trust. Cross Timbers Oil and other royalty interest owners filed a lawsuit, later joined by the trust in 1993, to recover revenues suspended by working interest owners based on their interpretation of these reduction or conversion provisions. The trust, Cross Timbers Oil and the other royalty owners settled this lawsuit in 1996, receiving past production due to the trust and receiving further compensation for an agreement to reduce the trusts interest in the involved properties.

Reversion Agreement

  Certain of the underlying royalties are subject to a reversion agreement between Cross Timbers Oil and a third party. The agreement calls for Cross Timbers Oil to transfer 25% of its interest in those properties to the third party when amounts received by Cross Timbers Oil from the underlying properties subject to the agreement equal the purchase price of the properties plus a 1% per month return on the unrecouped purchase price, known as payout. If payout were to occur and the 25% interest were to be transferred to the third party, the amounts payable to the trust would be proportionately reduced. Based on 2000 prices and levels of production, Cross Timbers Oil has advised the trustee that payout is not projected to occur for more than 13 years. Unless higher prices and production are sustained for several years, this reversion agreement is not expected to have a material impact on the trust.

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

  Coal Seam Tax Credit

  The trust receives royalty income from coal seam gas wells. Under Section 29 of the Internal Revenue Code, coal seam gas produced through the year 2002 from wells drilled after December 31, 1979 and prior to January 1, 1993 qualifies for the federal income tax credit for producing nonconventional fuels. This tax credit for 2000 was approximately $1.06 per MMBtu. Such credit, calculated based on the unitholders pro rata share of qualifying production, may not reduce the unitholder's regular tax liability (after the foreign tax credit and certain other nonrefundable credits) below his tentative minimum tax. Any part of the Section 29 credit not allowed for the tax year solely because of this limitation is subject to certain carryover provisions.

  In 1999, a U.S. Court of Appeals held that a well drilled and completed in an otherwise qualifying formation prior to January 1, 1993 is not eligible for the Section 29 credit unless the producer received an appropriate well category determination from the FERC. The decision indicated that lack of a well category determination may render the Section 29 credit unavailable with respect to production from wells recompleted in a qualified formation after January 1, 1993, the date that the FERCs authority to render category determinations ended. Effective September 2000, the FERC amended its regulations to reinstate certain regulations to allow it to provide well category determinations for Section 29 tax credits for well recompletions commenced after January 1, 1993.

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

  No matters were submitted to a vote of unitholders during 2000.

                                    PART II

Item 5. Market for Units of the Trust and Related Security Holder Matters

  The section entitled "Units of Beneficial Interest" on page 1 of the trust's Annual Report to Unitholders for the year ended December 31, 2000 is incorporated herein by reference.

Item 6. Selected Financial Data

                                            Year Ended December 31,
                          -----------------------------------------------------------
                             2000        1999        1998        1997        1996
                          ----------- ----------- ----------- ----------- -----------
Royalty Income..........  $11,660,510 $ 6,691,336 $ 7,079,632 $10,549,668 $ 8,269,875
Distributable Income....   11,502,114   6,549,803   6,927,338  10,407,250   8,076,964
Distributable Income per
 Unit...................     1.917019    1.091635    1.154555    1.734541    1.346162
Distributions per Unit..     1.917019    1.091635    1.154555    1.734541    1.346162
Total Assets at Year-
 End....................   31,806,794  33,919,338  36,554,480  38,767,918  42,716,284

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The "Trustee's Discussion and Analysis" of financial condition and results of operations for the three-year period ended December 31, 2000 on pages 6 through 8 of the trust's Annual Report to Unitholders for the year ended December 31, 2000 is incorporated herein by reference.

  Forward-Looking Statements

  Certain information included in this annual report and other materials filed by the trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by Cross Timbers Oil or the trustee) contain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the trust operations of the underlying properties and the oil and gas industry. Such forward-looking statements may concern, among other things, development activities, maintenance projects, development, production and other costs, oil and gas prices, pricing differentials, proved reserves, production levels, litigation, regulatory matters and competition. Such forward-looking statements are based on Cross Timbers Oil's current plans, expectations, assumptions, projections and estimates and are identified by words such as "expects," "intends," "plans," "projects," "anticipates," "predicts," "believes," "goals," "estimates," "should," "could", and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. Any number of factors could cause actual results to differ materially, including, but not limited to, crude oil and natural gas price fluctuations, changes in the underlying demand for oil and natural gas, changes in ownership and/or the operator of the underlying properties, the timing and results of development activity, the availability of drilling equipment, as well as general domestic and international economic and political conditions.

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

Item 8. Financial Statements and Supplementary Data

  The financial statements of the trust and the notes thereto, together with the related report of Arthur Andersen LLP dated March 19, 2001, appearing on pages 9 through 12 of the trust's Annual Report to Unitholders for the year ended December 31, 2000 are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  There have been no changes in accountants or disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended December 31, 2000.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The trust has no directors or executive officers. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Item 11. Executive Compensation

  The trustee received the following annual compensation from 1998 through 2000 as specified in the trust indenture:

                                            Other Annual
     Name and Principal Position     Year Compensation (1)
     ---------------------------     ---- ---------------
     Bank of America, N.A., Trustee  2000     $5,830
                                     1999      3,346
                                     1998      3,540

(1) Under the trust indenture, the trustee is entitled to an administrative fee of: (i) 1/20 of 1% of the first $100 million of the annual gross revenue of the trust, and 1/30 of 1% of the annual gross revenue of the trust in excess of $100 million, and (ii) trustees standard hourly rates for time in excess of 300 hours annually.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  (a) Security Ownership of Certain Beneficial Owners. The following table sets forth as of March 1, 2001 information with respect to each person known to the trustee to beneficially own more than 5% of the outstanding units of the trust:

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

  (b) Security Ownership of Management. The trust has no directors or executive officers. As of March 1, 2001, Bank of America, N.A. owned, in various fiduciary capacities, 116,596 units with a shared right to vote 27,596 of these units and no right to vote 89,000 of these units. Bank of America, N.A. disclaims any beneficial interests in these units. The number of units reflected in this paragraph includes units held by all branches of Bank of America, N.A.

  (c) Changes in Control. The trustee knows of no arrangements which may subsequently result in a change in control of the trust.

Item 13. Certain Relationships and Related Transactions

  In computing royalty income paid to the trust for the 75% net profits interests, Cross Timbers Oil deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This charge at December 31, 2000 was $22,570 per month, or $270,840 annually (net to the trust of $16,928 per month or $203,130 annually), and is subject to annual adjustment based on an oil and gas industry index.

  During 2000, Bank of America, N.A. received $6,938 for oil and gas consulting services performed on behalf of the trust. See Item 11 for the remuneration received by the trustee from 1998 through 2000 and Item 12(b) for information concerning units owned by the trustee, Bank of America, N.A., in various fiduciary capacities.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

  1.Financial Statements (incorporated by reference in Item 8 of this report)

    Report of Independent Public Accountants
    Statements of Assets, Liabilities and Trust Corpus at December 31, 2000 and 1999
    Statements of Distributable Income for the years ended December 31, 2000, 1999 and 1998
    Statements of Changes in Trust Corpus for the years ended December 31, 2000, 1999 and 1998
    Notes to Financial Statements

  2.Financial Statement Schedules

       Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

  3. Exhibits

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

    (13) Cross Timbers Royalty Trust Annual Report to unitholders for the year ended December 31, 2000.

    (23.1)  Consent of Arthur Andersen LLP

    (23.2)  Consent of Miller and Lents, Ltd.

      Copies of the above Exhibits are available to any unitholder, at the actual cost of reproduction, upon written request to the trustee, Bank of America, N.A., P.O. Box 830650, Dallas, Texas 75283-0650.

(b) Reports on Form 8-K

  During the last quarter of the trust's fiscal year ended December 31, 2000, there were no reports filed on Form 8-K by the trust with the Securities and Exchange Commission.

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

                                          CROSS TIMBERS ROYALTY TRUST
                                          By BANK OF AMERICA, N.A., TRUSTEE

                                          By          RON E. HOOPER
                                            ___________________________________
                                                      Ron E. Hooper
                                                  Senior Vice President

                                          CROSS TIMBERS OIL COMPANY

Date: March 30, 2001                      By        LOUIS G. BALDWIN
                                            ___________________________________
                                                    Louis G. Baldwin
                                              Executive Vice President and
                                                 Chief Financial Officer

              (The trust has no directors or executive officers.)