Form 10-Q
period 2001-03-31
CROSS TIMBERS ROYALTY TRUST
filed 2001-05-10
CIK 881787

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934



                 For the quarterly period ended March 31, 2001
                                                --------------

                                      OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                       Commission File Number:  1-10982
                                                -------


                          Cross Timbers Royalty Trust
            (Exact name of registrant as specified in its charter)


                    Texas                                        75-6415930
       -------------------------------                       -------------------
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                       Identification No.)

Bank of America, N.A., P.O. Box 830650, Dallas, Texas             75283-0650
-----------------------------------------------------             ----------
    (Address of principal executive offices)                      (Zip Code)

                                (877) 228-5084
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                     NONE
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if change since last report)


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

                         Outstanding as of May 1, 2001
                         -----------------------------
                                   6,000,000

================================================================================

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
-------------------------------------------------------


          TABLE OF CONTENTS



                                                                            Page
                                                                            ----

          Glossary of Terms................................................   3


PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements.............................................   4

          Report of Independent Public Accountants.........................   5

          Condensed Statements of Assets, Liabilities and Trust Corpus
            at March 31, 2001 and December 31, 2000........................   6

          Condensed Statements of Distributable Income
            for the Three Months Ended March 31, 2001 and 2000.............   7

          Condensed Statements of Changes in Trust Corpus
            for the Three Months Ended March 31, 2001 and 2000.............   8

          Notes to Condensed Financial Statements..........................   9

  Item 2. Trustee's Discussion and Analysis................................  11

  Item 3. Quantitative and Qualitative Disclosures about Market Risk.......  14


PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K.................................  15

          Signatures.......................................................  16

CROSS TIMBERS ROYALTY TRUST

GLOSSARY OF TERMS
-----------------


The following are definitions of significant terms used in this Form 10-Q:

Bbl                      Barrel (of oil)

Bcf                      Billion cubic feet (of natural gas)

Mcf                      Thousand cubic feet (of natural gas)

MMBtu One million British Thermal Units, a common energy measurement

net profits interest     An interest in an oil and gas property measured by net
                         profits from the sale of production, rather than a specific portion of production. The following are defined net profits interests that were conveyed from the underlying properties to the trust:

                         90% net profits interests - interests that entitle the trust to receive 90% of the net proceeds from the underlying properties that are royalty and overriding royalty interests in Texas, Oklahoma and New Mexico

                         75% net profits interests - interests that entitle the trust to receive 75% of the net proceeds from the underlying properties that are working interests in Texas and Oklahoma

net proceeds             Gross proceeds from sale of production from the
                         underlying properties, less applicable costs

royalty income           Net proceeds multiplied by the applicable net profits
                         percentage of 75% or 90% and paid to the trust

royalty interest         A nonoperating interest in an oil and gas property that
(and overriding          provides the owner a specified share of production
royalty interest)        without any production or development costs

underlying properties    Cross Timbers Oil's interest in certain oil and gas
                         properties from which the net profits interests were conveyed. The underlying properties include royalty and overriding royalty interests in producing and non-producing properties in Texas, Oklahoma and New Mexico, and working interests in producing properties located in Texas and Oklahoma.

working interest         An operating interest in an oil and gas property that
                         provides the owner a specified share of production that is subject to all production and development costs

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION
------------------------------


Item 1.   Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust's latest annual report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at March 31, 2001, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2001 and 2000, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


Bank of America, N.A., as Trustee
  for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of March 31, 2001 and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the trustee.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of December 31, 2000 included in the trust's 2000 annual report on Form 10-K, and in our report dated March 22, 2001, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2000 is fairly stated in all material respects in relation to the statement of assets, liabilities and trust corpus included in the trust's 2000 annual report on Form 10-K from which it has been derived.



ARTHUR ANDERSEN LLP

Fort Worth, Texas
May 2, 2001

CROSS TIMBERS ROYALTY TRUST
--------------------------------------------------------------------------------

Condensed Statements of Assets, Liabilities and Trust Corpus



                                                          March 31,   December 31,
                                                            2001          2000
                                                         -----------  ------------
                                                         (Unaudited)

ASSETS

Cash and short-term investments........................  $ 1,651,214   $ 1,048,031

Interest to be received................................        2,524         3,307

Net profits interests in oil and gas properties - net..   30,246,883    30,755,456
                                                         -----------  ------------

                                                         $31,900,621   $31,806,794
                                                         ===========  ============


LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders....................  $ 1,653,738   $ 1,051,338

Trust corpus (6,000,000 units of beneficial
  interest authorized and outstanding).................   30,246,883    30,755,456
                                                         -----------  ------------

                                                         $31,900,621   $31,806,794
                                                         ===========  ============




       The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST
--------------------------------------------------------------------------------

Condensed Statements of Distributable Income (Unaudited)



                                                    Three Months Ended
                                                          March 31
                                                   ----------------------
                                                      2001        2000
                                                   ----------  ----------

Royalty income...................................  $4,107,459  $2,352,880

Interest income..................................       7,036       3,949
                                                   ----------  ----------

Total income.....................................   4,114,495   2,356,829

Administration expense...........................      65,593      56,033
                                                   ----------  ----------

Distributable income.............................  $4,048,902  $2,300,796
                                                   ==========  ==========

Distributable income per unit (6,000,000 units)..  $ 0.674817  $ 0.383466
                                                   ==========  ==========




       The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST
--------------------------------------------------------------------------------

Condensed Statements of Changes in Trust Corpus (Unaudited)



                                            Three Months Ended
                                                 March 31
                                         --------------------------
                                             2001          2000
                                         -----------   -----------

Trust corpus, beginning of period......  $30,755,456   $33,005,334

Amortization of net profits interests..     (508,573)     (497,738)

Distributable income...................    4,048,902     2,300,796

Distributions declared.................   (4,048,902)   (2,300,796)
                                         -----------   -----------

Trust corpus, end of period............  $30,246,883   $32,507,596
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

CROSS TIMBERS ROYALTY TRUST
--------------------------------------------------------------------------------

Notes to Condensed Financial Statements (Unaudited)


1.   Basis of Accounting

     The financial statements of the Cross Timbers Royalty Trust are prepared on the following basis:

     - Royalty income recorded for a month is the amount computed and paid by the interest owner, Cross Timbers Oil Company, to Bank of America, N.A., as trustee for the trust. Royalty income consists of net proceeds received by Cross Timbers Oil from the underlying properties in the prior month, multiplied by net profit percentages of 90% for the 90% net profits interests, and 75% for the 75% net profits interests.

        Costs deducted in the calculation of net proceeds for the 90% net profits interests generally include applicable taxes, transportation, marketing and legal costs, and do not include other production and development costs. For the 75% net profits interests, costs deducted in the calculation of net proceeds include production expenses, development costs, applicable taxes, operating charges and other costs.

     - Royalty income is computed separately for each of five conveyances under which the net profits interests were conveyed to the trust. If monthly costs exceed revenues for any conveyance, such excess costs cannot reduce royalty income from other conveyances, but are carried forward with accrued interest to be recovered from future net proceeds of that conveyance. See Note 3.

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

     The initial carrying value of the net profits interests of $61,100,449 represents Cross Timbers Oil's historical net book value on February 12, 1991, the creation date of the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $30,853,566 as of March 31, 2001 and $30,344,993 as of December 31, 2000.

2.   Coal Seam Tax Credit

     Cross Timbers Oil has advised the trustee that the trust receives royalty income from coal seam gas wells. Production from coal seam gas wells drilled after December 31, 1979, and prior to January 1, 1993, qualifies for the federal income tax credit for producing nonconventional fuels under
     Section 29 of the Internal Revenue Code. This tax credit, which was approximately $1.06 per MMBtu of gas produced from qualifying wells for 2000, is recalculated annually based on each year's qualified production through the year 2002. Such credit, based on the unitholder's pro rata share of qualifying production, may not reduce the unitholder's regular tax liability (after the foreign tax credit and certain other nonrefundable credits) below his tentative minimum tax. Any part of the Section 29 credit not allowed for the tax year solely because of this limitation is subject to certain carryover provisions. Unitholders should consult their tax advisors regarding use of this credit and other trust tax compliance matters.

     Based on 2001 qualifying sales volumes and the factors used in the calculation of the 2000 coal seam tax credit, the credit is estimated to be $0.024 per unit for the quarter ended March 31, 2001. The actual coal seam tax credit was $0.032 per unit for first quarter 2000. Final 2001 coal seam tax credit data will be provided to unitholders with year-end tax information.


3.   Excess Costs

     During the three months ended March 31, 2000, $236,633 ($177,475 net to the trust) of excess costs were recovered. As of March 31, 2000, there were cumulative excess costs of $145,871 ($109,403 net to the trust) which were fully recovered in April 2000. There have been no excess costs in 2001.

Item 2.   Trustee's Discussion and Analysis.

The following discussion should be read in conjunction with the trustee's discussion and analysis contained in the trust's 2000 annual report, as well as the condensed financial statements and notes thereto included in this quarterly report on Form 10-Q.

Distributable Income

For the quarter ended March 31, 2001, royalty income was $4,107,459 compared to $2,352,880 for the first quarter of 2000. This 75% increase in royalty income is the result of higher oil and gas prices. See "Royalty Income" below.

After considering interest income of $7,036 and administration expense of $65,593, distributable income for the quarter ended March 31, 2001 was $4,048,902, or $0.674817 per unit of beneficial interest. For the quarter ended March 31, 2000, distributable income was $2,300,796, or $0.383466 per unit. Distributions to unitholders for the quarter ended March 31, 2001 were:


                                                       Distribution
                  Record Date         Payment Date       per Unit
               -----------------    -----------------  ------------

               January 31, 2001     February 14, 2001     $0.209289
               February 28, 2001    March 14, 2001         0.189905
               March 30, 2001       April 13, 2001         0.275623
                                                          ---------

                                                          $0.674817
                                                          =========

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

Because properties underlying the 90% net profits interests are royalty and overriding royalty interests, they generally bear no costs other than production and property taxes, related legal costs, and marketing and transportation charges. In addition to these costs, the 75% net profits interests are subject to production and development costs, since the properties underlying the 75% net profits interests are working interests.

The following is a summary of the calculation of royalty income received by the trust:

                                                               Three Months
                                                             Ended March 31 (a)
                                                          -----------------------      Increase
                                                             2001         2000         (Decrease)
                                                          ----------   ----------      ----------
Sales Volumes
Oil (Bbls) (b)
  Underlying properties................................       82,869       88,459          (6%)
  Average per day......................................          901          962          (6%)
  Net profits interests................................       41,591       35,448          17%

Gas (Mcf) (b)
  Underlying properties................................      663,188      796,014         (17%)
  Average per day......................................        7,209        8,652         (17%)
  Net profits interests................................      574,709      686,565         (16%)

Average Sales Prices
 Oil (per Bbl).........................................       $28.73       $24.20          19%
  Gas (per Mcf)........................................        $6.11        $2.72         125%

Revenues
  Oil sales............................................   $2,381,067   $2,140,997          11%
  Gas sales............................................    4,049,705    2,167,742          87%
                                                          ----------   ----------
  Total Revenues.......................................    6,430,772    4,308,739          49%
                                                          ----------   ----------

Costs
 Taxes, transportation
   and other...........................................      843,541      578,305          46%
  Production expense (c)...............................      711,220      593,490          20%
  Development costs....................................      162,807      213,896         (24%)
  Recovery of excess costs and accrued interest........            -      236,633           -
                                                          ----------   ----------
  Total Costs..........................................    1,717,568    1,622,324           6%
                                                          ----------   ----------

Net Proceeds...........................................   $4,713,204   $2,686,415          75%
                                                          ==========   ==========

Royalty Income.........................................   $4,107,459   $2,352,880          75%
                                                          ==========   ==========

---------------
(a) Because of the interval between time of production and receipt of royalty income by the trust, oil and gas sales for the quarter ended March 31 generally represent oil production for the period November through January and gas production for the period October through December.

(b) Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expenses and development costs. Changes in any of these factors may result in disproportionate fluctuations in volumes allocated to the net profits interests. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c) Includes an overhead fee which is deducted and retained by Cross Timbers Oil. This fee is currently $22,570 per month and is subject to adjustment each May based on an oil and gas industry index.

The following are explanations of significant variances:

Sales Volumes

During first quarter 2001, oil sales volumes declined 6% and gas sales volumes declined 17% as compared with the prior year quarter. Lower sales volumes are primarily because of the timing of cash receipts and natural decline in production. Most of the decline in gas production was related to New Mexico coal seam wells.

Sales Prices

Oil

The average oil price for first quarter 2001 was $28.73 per Bbl, an increase of 19% from the first quarter 2000 price of $24.20 per Bbl. During 2000, West Texas Intermediate ("WTI") posted prices fluctuated between a low of $21.50 per Bbl in January to a high of $34.25 in September, as increased demand buoyed prices. Lagging demand in 2001, caused by a worldwide economic slowdown, has caused oil prices to decline. OPEC members agreed to cut production by one million barrels per day effective April 1 to stem declining prices. The average WTI posted price for February through April 2001 was $25.14. Recent trust oil prices have averaged approximately $0.70 higher than the WTI posted price.

Gas

Gas prices for first quarter 2001 averaged $6.11 per Mcf, or 125% higher than the first quarter 2000 price of $2.72. After declining briefly at the end of 1999, gas prices strengthened in 2000, reaching a record high of $10.10 per MMBtu in December 2000 as winter demand strained gas supplies. Gas prices are expected to remain at higher levels in 2001 because of sustained demand related to an extended heating season, electrical power generation requirements and lower gas storage levels. The average NYMEX price for January through March 2001 was $6.27 per MMBtu. At May 1, 2001, the average NYMEX price for the following twelve months was $4.86 per MMBtu. Recent trust gas prices have averaged approximately $0.40 higher than the NYMEX price.

Costs

Taxes

Taxes, transportation and other for the quarter were $843,541, 46% higher than first quarter 2000, primarily because of higher production taxes related to increased oil and gas revenues.

Production Expenses

Production expenses for the first quarter 2001 were $711,220, 20% higher than first quarter 2000, primarily because of the timing of maintenance projects.

Development

Development costs for the quarter were $162,807, a 24% decline from the prior year quarter. Lower development costs are related to decreased workover activity on one of the underlying Texas working interest properties, as well as timing of payments.

Excess Costs

During first quarter 2000, excess costs and accrued interest for the Texas 75% net profits interests totaling $236,633 ($177,475 net to the trust) were recovered. Excess costs and accrued interest were fully recovered in April 2000.


Forward-Looking Statements

This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements regarding the net profits interests, underlying properties and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in the trust's annual report on Form 10-K for the year ended December 31, 2000, which is incorporated by this reference as though fully set forth herein. Although Cross Timbers Oil believes that the expectations reflected in such forward-looking statements are reasonable, neither Cross Timbers Oil nor the trustee can give any assurance that such expectations will prove to be correct.


Item. 3   Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the trust's market risks, as disclosed in the trust's Form 10-K for the year ended December 31, 2000.

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


                                  CROSS TIMBERS ROYALTY TRUST
                                  By BANK OF AMERICA, N.A., TRUSTEE


                                 By          RON E. HOOPER
                                    ------------------------------
                                             Ron E. Hooper
                                        Senior Vice President



                                  CROSS TIMBERS OIL COMPANY



Date: May 10, 2001                By       LOUIS G. BALDWIN
                                    ------------------------------
                                           Louis G. Baldwin
                                       Executive Vice President
                                      and Chief Financial Officer