Form 10-Q
period 2001-06-30
CROSS TIMBERS ROYALTY TRUST
filed 2001-08-02
CIK 881787

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934



                  For the quarterly period ended June 30, 2001
                                                 -------------

                                       OR

   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                        Commission File Number:  1-10982
                                                 -------


                          Cross Timbers Royalty Trust
            (Exact name of registrant as specified in its charter)


                       Texas                            75-6415930
          -------------------------------           ------------------
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)            Identification No.)

  Bank of America, N.A., P.O. Box 830650, Dallas, Texas           75283-0650
---------------------------------------------------------       --------------
         (Address of principal executive offices)                 (Zip Code)

                                (877) 228-5084
                        -----------------------------
             (Registrant's telephone number, including area code)

                                     NONE
           ---------------------------------------------------------
             (Former name, former address and former fiscal year,
                             if change since last report)


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

                       Outstanding as of August 1, 2001
                     ------------------------------------
                                   6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
------------------------------------------------------


           TABLE OF CONTENTS



                                                                          Page
                                                                          ----

           Glossary of Terms.............................................   3

PART I.    FINANCIAL INFORMATION


Item 1.    Financial Statements..........................................   4

           Report of Independent Public Accountants......................   5

           Condensed Statements of Assets, Liabilities and Trust Corpus
           at June 30, 2001 and December 31, 2000........................   6

           Condensed Statements of Distributable Income
           for the Three and Six Months Ended June 30, 2001 and 2000.....   7

           Condensed Statements of Changes in Trust Corpus
           for the Three and Six Months Ended June  30, 2001 and 2000....   8

           Notes to Condensed Financial Statements.......................   9

Item 2.    Trustee's Discussion and Analysis.............................  11

Item 3.    Quantitative and Qualitative Disclosures about Market Risk....  14

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K..............................  15

           Signatures....................................................  16

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

                        90% net profits interests - 90% of the net proceeds from the underlying properties, which are royalty and overriding royalty interests in Texas, Oklahoma and New Mexico

                        75% net profits interests - 75% of the net proceeds from the underlying properties, which are working interests in Texas and Oklahoma

net proceeds            Gross proceeds received by XTO Energy Inc. (f/k/a Cross
                        Timbers Oil Company) from sale of production from the underlying properties, less applicable costs

royalty income          Net proceeds multiplied by the net profits percentage of
                        75% or 90% and paid to the trust

royalty interest        A nonoperating interest in an oil and gas property that
(and overriding         provides the owner a specified share of production
royalty interest)       without any production or development costs

underlying properties   XTO Energy's interest in certain oil and gas properties
                        from which the net profits interests were conveyed. The underlying properties include royalty and overriding royalty interests in producing and non-producing properties in Texas, Oklahoma and New Mexico, and working interests in producing properties located in Texas and Oklahoma.

working interest        An operating interest in an oil and gas property that
                        provides the owner a specified share of production that is subject to all production and development costs

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION
------------------------------



Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust's latest annual report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at June 30, 2001, and the distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2001 and 2000, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Bank of America, N.A., as Trustee
 for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of June 30, 2001 and the related condensed statements of distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the trustee.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of December 31, 2000 included in the trust's 2000 annual report on Form 10-K, and in our report dated March 19, 2001, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2000 is fairly stated in all material respects in relation to the statement of assets, liabilities and trust corpus included in the trust's 2000 annual report on Form 10-K from which it has been derived.



ARTHUR ANDERSEN LLP

Fort Worth, Texas
July 6, 2001

CROSS TIMBERS ROYALTY TRUST
--------------------------------------------------------------------------------

Condensed Statements of Assets, Liabilities and Trust Corpus



                                                           June 30,    December 31,
                                                             2001           2000
                                                         -----------   ------------
                                                         (Unaudited)
ASSETS

Cash and short-term investments........................  $ 1,093,511    $ 1,048,031

Interest to be received................................        1,549          3,307

Net profits interests in oil and gas properties - net..   29,872,361     30,755,456
                                                         -----------   ------------

                                                         $30,967,421    $31,806,794
                                                         ===========   ============


LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders....................  $ 1,095,060    $ 1,051,338

Trust corpus (6,000,000 units of beneficial interest
  authorized and outstanding)..........................   29,872,361     30,755,456
                                                         -----------   ------------

                                                         $30,967,421    $31,806,794
                                                         ===========   ============

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST
-------------------------------------------------------------------------------

Condensed Statements of Distributable Income (Unaudited)



                                                            Three Months Ended             Six Months Ended
                                                                  June 30                       June 30
                                                           ----------------------        ----------------------
                                                               2001       2000              2001        2000
                                                           ----------  ----------        ----------  ----------
Royalty income...................................          $4,221,331  $2,477,134        $8,328,790  $4,830,014

Interest income..................................               6,236       5,919            13,272       9,868
                                                           ----------  ----------        ----------  ----------

Total income.....................................           4,227,567   2,483,053         8,342,062   4,839,882

Administration expense...........................              48,597      58,423           114,190     114,456
                                                           ----------  ----------        ----------  ----------

Distributable income.............................          $4,178,970  $2,424,630        $8,227,872  $4,725,426
                                                           ==========  ==========        ==========  ==========

Distributable income per unit (6,000,000 units)..           $0.696495   $0.404105         $1.371312  $ 0.787571
                                                           ==========  ==========        ==========  ==========

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST
-------------------------------------------------------------------------------

Condensed Statements of Changes in Trust Corpus (Unaudited)



                                                 Three Months Ended           Six Months Ended
                                                        June 30                   June 30
                                              -------------------------   -------------------------

                                                  2001          2000          2001          2000
                                              -----------   -----------   -----------   -----------
Trust corpus, beginning of period......       $30,246,883   $32,507,596   $30,755,456   $33,005,334

Amortization of net profits interests..          (374,522)     (524,294)     (883,095)   (1,022,032)

Distributable income...................         4,178,970     2,424,630     8,227,872     4,725,426

Distributions declared.................        (4,178,970)   (2,424,630)   (8,227,872)   (4,725,426)
                                              -----------   -----------   -----------   -----------

Trust corpus, end of period............       $29,872,361   $31,983,302   $29,872,361   $31,983,302
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

CROSS TIMBERS ROYALTY TRUST
-------------------------------------------------------------------------------

Notes to Condensed Financial Statements (Unaudited)


1.  Basis of Accounting

    The financial statements of the Cross Timbers Royalty Trust are prepared on the following basis:

    - Royalty income recorded for a month is the amount computed and paid by the interest owner, XTO Energy Inc., to Bank of America, N.A., as trustee for the trust. Royalty income consists of net proceeds received by XTO Energy from the underlying properties in the prior month, multiplied by net profit percentages of 90% for the 90% net profits interests, and 75% for the 75% net profits interests.

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

    The initial carrying value of the net profits interests ($61,100,449) represents XTO Energy's historical net book value on February 12, 1991, the creation date of the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $31,228,088 as of June 30, 2001 and $30,344,993 as of December 31, 2000.

2.  Coal Seam Tax Credit

    XTO Energy has advised the trustee that the trust receives royalty income from coal seam gas wells. Production from coal seam gas wells drilled after December 31, 1979, and prior to January 1, 1993, qualifies for the federal income tax credit for producing nonconventional fuels under Section 29 of the Internal Revenue Code. This tax credit, which was approximately $1.06 per MMBtu of gas produced from qualifying wells for 2000, is recalculated annually based on each year's qualifying production through the year 2002. Such credit, based on the unitholder's pro rata share of qualifying production, may not reduce the unitholder's regular tax liability (after the foreign tax credit and certain other nonrefundable credits) below his tentative minimum tax. Any part of the Section 29 credit not allowed for the tax year solely because of this limitation is subject to certain carryover provisions. Unitholders should consult their tax advisors regarding use of this credit and other trust tax compliance matters.

    Based on 2001 qualifying sales volumes and the factors used in the calculation of the 2000 coal seam tax credit, the credit is estimated to be $0.027 per unit for the quarter ended June 30, 2001 and $0.051 per unit for the six months ended June 30, 2001. The actual coal seam tax credit per unit was $0.032 for the quarter ended June 30, 2000 and $0.064 for the six months ended June 30, 2000. Final 2001 coal seam tax credit data will be provided to unitholders with year-end tax information.


3.  Excess Costs

    During the three months ended June 30, 2000, $147,203 ($110,402 net to the trust) of excess costs and accrued interest were fully recovered. During the six months ended June 30, 2000, $383,836 ($287,877 net to the trust) were recovered. There were no excess costs outstanding at June 30, 2000, and there have been no excess costs in 2001.


4.  XTO Energy Inc.

    On June 21, 2001, the trust and XTO Energy filed an amended registration statement with the Securities and Exchange Commission to sell 1,360,000 units (22.7% of outstanding units) held by XTO Energy. The trust did not participate in XTO Energy's decisions to acquire or sell units and will not receive any of the proceeds in the event of such sale.

Item 2.  Trustee's Discussion and Analysis.

The following discussion should be read in conjunction with the trustee's discussion and analysis contained in the trust's 2000 annual report, as well as the condensed financial statements and notes thereto included in this quarterly report on Form 10-Q.

Distributable Income

Quarter

For the quarter ended June 30, 2001, royalty income was $4,221,331 compared to $2,477,134 for the second quarter of 2000. This 70% increase in royalty income is primarily the result of higher gas prices. See "Royalty Income" below.

After considering interest income of $6,236 and administration expense of $48,597, distributable income for the quarter ended June 30, 2001 was $4,178,970, or $0.696495 per unit of beneficial interest. For the quarter ended June 30, 2000, distributable income was $2,424,630, or $0.404105 per unit. Distributions to unitholders for the quarter ended June 30, 2001 were:

                                                 Distribution
               Record Date      Payment Date       per Unit
              -------------     ------------       --------

              April 30, 2001    May 14, 2001     $ 0.302328
              May 31, 2001      June 14, 2001      0.211657
              June 29, 2001     July 15, 2001      0.182510
                                                 ----------

                                                 $ 0.696495
                                                 ==========

Six Months

For the six months ended June 30, 2001, royalty income was $8,328,790 compared to $4,830,014 for the same 2000 period. This 72% increase in royalty income is primarily because of higher gas prices. See "Royalty Income" below.

After considering interest income of $13,272 and administration expense of $114,190, distributable income for the six months ended June 30, 2001 was $8,227,872, or $1.371312 per unit of beneficial interest. For the six months ended June 30, 2000, distributable income was $4,725,426, or $0.787571 per unit.

Royalty Income

Royalty income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil production and three months after gas production. Royalty income is generally affected by three major factors:

  - oil and gas sales volumes,

  - oil and gas sales prices, and

  - costs deducted in the calculation of royalty income.

Because properties underlying the 90% net profits interests are royalty and overriding royalty interests, they generally bear no costs other than production and property taxes, related legal costs, and marketing and transportation charges. In addition to these costs, the 75% net profits interests are subject to production and development costs since the properties underlying the 75% net profits interests are working interests.

The following is a summary of the calculation of royalty income received by the trust:

                                           Three Months                                Six Months
                                        Ended June 30 (a)                           Ended June 30 (a)
                                    -----------------------        Increase     ------------------------      Increase
                                         2001         2000        (Decrease)         2001         2000       (Decrease)
                                    ----------   ----------       ----------    -----------   ----------     ----------
Sales Volumes
 Oil (Bbls) (b)
    Underlying properties..........     79,269       81,033          (2%)           162,138      169,492         (4%)
    Average per day................        891          900          (1%)               896          931         (4%)
    Net profits interests..........     23,495       36,737         (36%)            65,086       72,185        (10%)

 Gas (Mcf) (b)
    Underlying properties..........    705,915      771,057          (8%)         1,369,103    1,567,071        (13%)
    Average per day................      7,844        8,473          (7%)             7,523        8,563        (12%)
    Net profits interests..........    622,786      672,761          (7%)         1,197,495    1,359,326        (12%)

Average Sales Prices
    Oil (per Bbl)..................     $24.92       $26.86          (7%)            $26.87       $25.48          5%
    Gas (per Mcf)..................      $6.79        $2.88         136%              $6.46        $2.80        131%

Revenues
    Oil sales...................... $1,975,278   $2,176,883          (9%)       $ 4,356,345   $4,317,880          1%
    Gas sales......................  4,790,151    2,220,757         116%          8,839,856    4,388,499        101%
                                    ----------   ----------                     -----------   ----------
     Total Revenues................  6,765,429    4,397,640          54%         13,196,201    8,706,379         52%
                                    ----------   ----------                     -----------   ----------

Costs
 Taxes, transportation
    and other......................    892,619      611,211          46%          1,736,160    1,189,516         46%
 Production expense (c)............    736,294      648,264          14%          1,447,514    1,241,754         17%
 Development costs.................    406,890      134,297         203%            569,697      348,193         64%
 Recovery of excess costs
  and accrued interest.............          -      147,203           -                   -      383,836          -
                                    ----------   ----------                     -----------   ----------
     Total Costs...................  2,035,803    1,540,975          32%          3,753,371    3,163,299         19%
                                    ----------   ----------                     -----------   ----------

Net Proceeds....................... $4,729,626   $2,856,665          66%        $ 9,442,830   $5,543,080         70%
                                    ==========   ==========                     ===========   ==========
Royalty Income..................... $4,221,331   $2,477,134          70%        $ 8,328,790   $4,830,014         72%
                                    ==========   ==========                     ===========   ==========

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

(c) Includes an overhead fee which is deducted and retained by XTO Energy. This fee is currently $23,925 per month and is subject to adjustment each May based on an oil and gas industry index.

The following are explanations of significant variances from second quarter 2000 to 2001 and from the first six months of 2000 to the comparable period in 2001:

Sales Volumes

Oil

Lower oil sales volumes for the second quarter and for the six-month period were primarily the result of natural production decline and volume adjustments that were recorded in second quarter 2000.

Gas

Decreased gas sales volumes for the quarter are primarily because of natural production decline and timing of cash receipts. Decreased gas volumes for the six-month period are primarily because of natural production decline and prior period volume adjustments recorded in 2001. Natural production decline is primarily related to coal seam properties.

Sales Prices

Oil

The average oil price decreased 7% to $24.92 for the second quarter and increased 5% to $26.87 for the six-month period. During 2000, West Texas Intermediate ("WTI") posted prices fluctuated between a low of $21.50 per Bbl in January to a high of $34.25 in September, as increased demand buoyed prices. Lagging demand in 2001, caused by a worldwide economic slowdown, has caused oil prices to decline. OPEC members agreed to cut production by one million barrels per day effective April to stem declining prices. OPEC has recently announced it will cut production an additional one million barrels per day effective September to adjust for weak demand and excess supply. The average WTI posted price for May through July 2001 was $24.44. Recent trust oil prices have averaged approximately $0.80 lower than the WTI posted price.

Gas

Gas prices for the second quarter increased 136% to $6.79 and for the six-month period increased 131% to $6.46. After declining briefly at the end of 1999, gas prices strengthened in 2000, reaching a record high of $10.10 per MMBtu in December 2000 as winter demand strained gas supplies. Gas prices have declined during the first half of 2001 because of milder weather which has reduced the demand for gas as fuel to generate electricity and has allowed for increased storage. The average NYMEX price for April through June 2001 was $4.42 per MMBtu. At July 31, 2001, the average NYMEX price for the following twelve months was $3.64 per MMBtu. Recent trust gas prices have averaged approximately $0.65 higher than the NYMEX price.

Costs

Taxes

Taxes, transportation and other increased 46% for both the second quarter and for the six-month period primarily because of higher production taxes related to increased revenues.

Production Expenses

Production expenses were higher for the second quarter and for the six-month period primarily because of subsurface maintenance projects.

Development

Development costs were higher for the second quarter and for the six-month period because of increased development activity on the Oklahoma working interest properties and the timing of workovers on the Texas working interest properties.

Excess costs

During the three months ended June 30, 2000, $147,203 ($110,402 net to the trust) of excess costs and accrued interest were fully recovered. During the six months ended June 30, 2000, $383,836 ($287,877 net to the trust) were recovered. There have been no excess costs after these costs were fully recovered in May 2000.


Forward-Looking Statements

This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements regarding the net profits interests, underlying properties and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in the trust's annual report on Form 10-K for the year ended December 31, 2000, which is incorporated by this reference as though fully set forth herein. Although XTO Energy believes that the expectations reflected in such forward-looking statements are reasonable, neither XTO Energy nor the trustee can give any assurance that such expectations will prove to be correct.


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


                                  CROSS TIMBERS ROYALTY TRUST
                                  By BANK OF AMERICA, N.A., TRUSTEE


                                 By           RON E. HOOPER
                                   ---------------------------------
                                              Ron E. Hooper
                                          Senior Vice President



                                  XTO ENERGY INC.



Date: August 2, 2001             By         LOUIS G. BALDWIN
                                   ---------------------------------
                                            Louis G. Baldwin
                                       Executive Vice President and
                                         Chief Financial Officer