Form 10-Q
period 2001-09-30
CROSS TIMBERS ROYALTY TRUST
filed 2001-10-19
CIK 881787

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                               ------------------

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission File Number: 1-10982
                                                 -------

                           Cross Timbers Royalty Trust
             (Exact name of registrant as specified in its charter)

                     Texas                            75-6415930
     -------------------------------------      ----------------------
       (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification No.)

    Bank of America, N.A., P.O. Box 830650, Dallas, Texas      75283-0650
    ------------------------------------------------------  --------------------
          (Address of principal executive offices)              (Zip Code)

                                 (877) 228-5084
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                      NONE
      --------------------------------------------------------------------
      (Former name, former address and former fiscal year, if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                      ---

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

                        Outstanding as of October 1, 2001
                     --------------------------------------
                                    6,000,000

================================================================================

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
-----------------------------------------------------------

               TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
               Glossary of Terms ........................................................................     3

PART I.        FINANCIAL INFORMATION

 Item 1.       Financial Statements .....................................................................     4

               Report of Independent Public Accountants .................................................     5

               Condensed Statements of Assets, Liabilities and Trust Corpus
                at September 30, 2001 and December 31, 2000 .............................................     6

               Condensed Statements of Distributable Income
                for the Three and Nine Months Ended September 30, 2001 and 2000 .........................     7

               Condensed Statements of Changes in Trust Corpus
                for the Three and Nine Months Ended September 30, 2001 and 2000 .........................     8

               Notes to Condensed Financial Statements ..................................................     9

 Item 2.       Trustee's Discussion and Analysis ........................................................     11

 Item 3.       Quantitative and Qualitative Disclosures about Market Risk ...............................     14


PART II.       OTHER INFORMATION

 Item 6.       Exhibits and Reports on Form 8-K .........................................................     15

               Signatures ...............................................................................     16

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

                            90% net profits interests - 90% of the net proceeds from the underlying properties, which are royalty and overriding royalty interests in Texas, Oklahoma and New Mexico

                            75% net profits interests - 75% of the net proceeds from the underlying properties, which are working interests in Texas and Oklahoma

net proceeds                Gross proceeds received by XTO Energy Inc. from sale
                            of production from the underlying properties, less applicable costs

royalty income              Net proceeds multiplied by the net profits
                            percentage of 75% or 90% and paid to the trust

royalty interest            A nonoperating interest in an oil and gas property
(and overriding             that provides the owner a specified share of
royalty interest)           production without any production or development
                            costs

underlying properties       XTO Energy's interest in certain oil and gas
                            properties from which the net profits interests were conveyed. The underlying properties include royalty and overriding royalty interests in producing and nonproducing properties in Texas, Oklahoma and New
                            Mexico, and working interests in producing properties located in Texas and Oklahoma.

working interest            An operating interest in an oil and gas property
                            that provides the owner a specified share of production that is subject to all production and development costs

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust's latest annual report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at September 30, 2001, and the distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2001 and 2000, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Bank of America, N.A., as Trustee
  for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of September 30, 2001 and the related condensed statements of distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the trustee.

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


ARTHUR ANDERSEN LLP

Fort Worth, Texas
October 12, 2001

CROSS TIMBERS ROYALTY TRUST
--------------------------------------------------------------------------------

Condensed Statements of Assets, Liabilities and Trust Corpus

                                                                    September 30,           December 31,
                                                                         2001                   2000
                                                                  -----------------      -----------------
                                                                     (Unaudited)
ASSETS

Cash and short-term investments ...............................   $         882,621      $       1,048,031

Interest to be received .......................................               1,095                  3,307

Net profits interests in oil and gas properties - net .........          29,388,598             30,755,456
                                                                  -----------------      -----------------

                                                                  $      30,272,314      $      31,806,794
                                                                  =================      =================


LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders ...........................   $         883,716      $       1,051,338

Trust corpus (6,000,000 units of beneficial interest
    authorized and outstanding) ...............................          29,388,598             30,755,456
                                                                  -----------------      -----------------

                                                                  $      30,272,314      $      31,806,794
                                                                  =================      =================


The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST
--------------------------------------------------------------------------------

Condensed Statements of Distributable Income (Unaudited)

                                    Three Months Ended          Nine Months Ended
                                       September 30               September 30
                                -------------------------   -------------------------
                                    2001          2000         2001          2000
                                -----------   -----------   -----------   -----------
Royalty income ..............   $ 3,451,168   $ 3,394,310   $11,779,958   $ 8,224,324

Interest income .............         4,479         8,441        17,751        18,309
                                -----------   -----------   -----------   -----------

Total income ................     3,455,647     3,402,751    11,797,709     8,242,633

Administration expense ......        57,007        56,419       171,197       170,875
                                -----------   -----------   -----------   -----------

Distributable income ........   $ 3,398,640   $ 3,346,332   $11,626,512   $ 8,071,758
                                ===========   ===========   ===========   ===========

Distributable income per unit
     (6,000,000 units) ......   $  0.566440   $  0.557722   $  1.937752   $  1.345293
                                ===========   ===========   ===========   ===========

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST
--------------------------------------------------------------------------------

Condensed Statements of Changes in Trust Corpus (Unaudited)


                                                               Three Months Ended                  Nine Months Ended
                                                                  September 30                       September 30
                                                         -------------------------------     ------------------------------
                                                              2001             2000              2001             2000
                                                         -------------    --------------     -------------   --------------
Trust corpus, beginning of period .....................  $  29,872,361    $ 31,983,302       $ 30,755,456    $ 33,005,334

Amortization of net profits interests .................       (483,763)       (678,456)        (1,366,858)     (1,700,488)

Distributable income ..................................      3,398,640       3,346,332         11,626,512       8,071,758

Distributions declared ................................     (3,398,640)     (3,346,332)       (11,626,512)     (8,071,758)
                                                         -------------    ------------       ------------    ------------

Trust corpus, end of period ...........................  $  29,388,598    $ 31,304,846       $ 29,388,598    $ 31,304,846
                                                         =============    ============       ============    ============

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

    The financial statements of the trust differ from financial statements prepared in accordance with generally accepted accounting principles ("GAAP") because revenues are not accrued in the month of production, expenses are recognized when paid or deducted in the calculation of net proceeds rather than when incurred, and certain cash reserves may be established for contingencies which would not be accrued under GAAP.

    The initial carrying value of the net profits interests ($61,100,449) represents XTO Energy's historical net book value on February 12, 1991, the creation date of the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $31,711,851 as of September 30, 2001 and $30,344,993 as of December 31, 2000.

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

    Based on 2001 qualifying sales volumes and the factors used in the calculation of the 2000 coal seam tax credit, the credit is estimated to be $0.028 per unit for the quarter ended September 30, 2001 and $0.079 per unit for the nine months ended September 30, 2001. The actual coal seam tax credit per unit was $0.033 for the quarter ended September 30, 2000 and $0.097 for the nine months ended September 30, 2000. Final 2001 coal seam tax credit data will be provided to unitholders with year-end tax information.

3.  Excess Costs

    During the nine months ended September 30, 2000, $383,836 ($287,877 net to the trust) of excess costs and accrued interest were recovered. There have been no excess costs since May 2000 when they were fully recovered.

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

Distributable Income

Quarter

For the quarter ended September 30, 2001, royalty income was $3,451,168 compared to $3,394,310 for the third quarter of 2000. This 2% increase in royalty income is the result of higher gas prices largely offset by increased costs, lower oil prices and lower sales volumes. See "Royalty Income" below.

After considering interest income of $4,479 and administration expense of $57,007, distributable income for the quarter ended September 30, 2001 was $3,398,640, or $0.566440 per unit of beneficial interest. For the quarter ended September 30, 2000, distributable income was $3,346,332, or $0.557722 per unit. Distributions to unitholders for the quarter ended September 30, 2001 were:

                                                               Distribution
           Record Date               Payment Date               per Unit
        -------------------        -------------------         -------------

        July 31, 2001              August 14, 2001             $    0.232232
        August 31, 2001            September 17, 2001               0.186922
        September 28, 2001         October 15, 2001                 0.147286
                                                               -------------

                                                               $    0.566440
                                                               =============

Nine Months

For the nine months ended September 30, 2001, royalty income was $11,779,958 compared to $8,224,324 for the same 2000 period. This 43% increase in royalty income is because of higher gas prices partially offset by increased costs and lower sales volumes. See "Royalty Income" below.

After considering interest income of $17,751 and administration expense of $171,197, distributable income for the nine months ended September 30, 2001 was $11,626,512, or $1.937752 per unit of beneficial interest. For the nine months ended September 30, 2000, distributable income was $8,071,758, or $1.345293 per unit.

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

The following is a summary of the calculation of royalty income received by the trust:

                                       Three Months                              Nine Months
                                  Ended September 30 (a)     Increase       Ended September 30 (a)     Increase
                                 -------------------------                 ------------------------
                                     2001          2000     (Decrease)         2001          2000     (Decrease)
                                 ------------  ----------- ------------    ------------  ----------- ------------
Sales Volumes
   Oil (Bbls) (b)
     Underlying properties ...        89,767        92,766     (3%)            251,905       262,258     (4%)
       Average per day .......           976         1,008     (3%)                923           957     (4%)
     Net profits interests ...        31,251        49,770    (37%)             96,337       121,955    (21%)

   Gas (Mcf) (b)
     Underlying properties ...       786,819       829,633     (5%)          2,155,922     2,396,704    (10%)
       Average per day .......         8,646         9,117     (5%)              7,897         8,747    (10%)
     Net profits interests ...       685,440       731,476     (6%)          1,882,935     2,090,802    (10%)

Average Sales Prices
   Oil (per Bbl) .............   $     24.07   $     27.91    (14%)        $     25.87   $     26.34     (2%)
   Gas (per Mcf) .............   $      4.77   $      3.47     37%         $      5.84   $      3.03     93%

Revenues
   Oil sales .................   $ 2,160,760   $ 2,589,444    (17%)        $ 6,517,105   $ 6,907,324     (6%)
   Gas sales .................     3,753,686     2,882,885     30%          12,593,542     7,271,384     73%
                                 -----------   -----------                 -----------   -----------
        Total Revenues .......     5,914,446     5,472,329      8%          19,110,647    14,178,708     35%
                                 -----------   -----------                 -----------   -----------
Costs
   Taxes, transportation
     and other ...............       871,073       736,444     18%           2,607,233     1,925,960     35%
   Production expense (c) ....       729,289       620,850     17%           2,176,803     1,862,604     17%
   Development costs .........       400,964       159,647    151%             970,661       507,840     91%
   Recovery of excess costs
     and accrued interest ....            --            --                          --       383,836     --
                                 -----------   -----------                 -----------   -----------
        Total Costs ..........     2,001,326     1,516,941     32%           5,754,697     4,680,240     23%
                                 -----------   -----------                 -----------   -----------

Net Proceeds .................   $ 3,913,120   $ 3,955,388     (1%)        $13,355,950   $ 9,498,468     41%
                                 ===========   ===========                 ===========   ===========
Royalty Income ...............   $ 3,451,168   $ 3,394,310      2%         $11,779,958   $ 8,224,324     43%
                                 ===========   ===========                 ===========   ===========

________________________

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

The following are explanations of significant variances from third quarter 2000 to 2001 and from the first nine months of 2000 to the comparable period in 2001:

Sales Volumes

Oil

Lower oil sales volumes for the third quarter and for the nine-month period were primarily the result of natural production decline and timing of cash receipts.

Gas

Decreased gas sales volumes for the quarter are primarily because of natural production decline. Decreased gas volumes for the nine-month period are primarily because of natural production decline, prior period volume adjustments recorded in 2001 and increased gas injection on one of the Texas working interest properties. Natural production decline is primarily related to coal seam properties.

Sales Prices

Oil

The average oil price decreased 14% to $24.07 for the third quarter and 2% to $25.87 for the nine-month period. During 2000, West Texas Intermediate ("WTI") posted prices fluctuated between a low of $21.50 per Bbl in January to a high of $34.25 in September, as increased demand buoyed prices. Lagging demand in 2001, caused by a worldwide economic slowdown, has caused oil prices to decline. OPEC members agreed to cut production by one million barrels per day in April and an additional one million barrels per day in September to adjust for weak demand and excess supply. The economic decline was steepened by the terrorist attacks in the United States on September 11, 2001, placing additional downward pressure on oil prices. OPEC has initially agreed to hold production at current levels to help stimulate economic recovery. The average WTI posted price for August and September 2001 was $23.73, while the average WTI price for October (through October 15) was $19.47. Recent trust oil prices have averaged approximately $0.35 higher than the WTI posted price.

Gas

Average gas prices for the third quarter increased 37% to $4.77 and for the nine-month period increased 93% to $5.84. After declining briefly at the end of 1999, gas prices strengthened in 2000, reaching a record high of $10.10 per MMBtu in December 2000 as winter demand strained gas supplies. Gas prices have declined during the first nine months of 2001 because of milder weather and a weaker economy which has reduced the demand for gas as fuel to generate electricity and has allowed for increased storage. The average NYMEX price for July through September 2001 was $2.77 per MMBtu. At October 1, 2001, the average NYMEX price for the following twelve months was $2.77 per MMBtu. Recent trust gas prices have averaged approximately $0.25 higher than the NYMEX price.

Costs

Taxes

Taxes, transportation and other increased 18% for the third quarter and 35% for the nine-month period primarily because of higher production taxes and purchaser deductions related to increased gas revenues.

Production Expenses

Production expenses were 17% higher for the third quarter and for the nine-month period primarily because of subsurface maintenance projects and increased fuel costs on the underlying working interest properties.

Development

Increased development costs for the third quarter and for the nine-month period are primarily because of drilling activity on two of the underlying working interest properties.

Excess costs

During the nine months ended September 30, 2000, $383,836 ($287,877 net to the trust) of excess costs and accrued interest were recovered. These excess costs had accumulated in 1999 as a result of low oil prices and increased development costs. There have been no excess costs since May 2000 when they were fully recovered.

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

                                             CROSS TIMBERS ROYALTY TRUST
                                             By BANK OF AMERICA, N.A., TRUSTEE


                                             By         RON E. HOOPER
                                               ---------------------------------
                                                        Ron E. Hooper
                                                    Senior Vice President



                                             XTO ENERGY INC.



Date: October 19, 2001                       By         LOUIS G. BALDWIN
                                               ---------------------------------
                                                        Louis G. Baldwin
                                                  Executive Vice President and
                                                     Chief Financial Officer