Form 10-K405
period 2001-12-31
CROSS TIMBERS ROYALTY TRUST
filed 2002-03-28
CIK 881787

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


   For the fiscal year ended December 31, 2001 Commission file number 1-10982

                          Cross Timbers Royalty Trust
   (Exact name of registrant as specified in the Cross Timbers Royalty Trust
                                  Indenture)

                        Texas                          75-6415930
             (State or other jurisdiction           (I.R.S. Employer
          incorporation or of organization)        Identification No.)

                Bank of America, N.A.                  75283-0650
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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   At March 1, 2002, there were 6,000,000 units of beneficial interest of the trust outstanding. The aggregate market value of the units (based on the closing price on the New York Stock Exchange on March 1, 2002) held by non-affiliates of the registrant on that date was approximately $84.1 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Listed below is the only document parts of which are incorporated herein by reference and the parts of this report into which the document is incorporated:

                  2001 Annual Report to Unitholders--Part II

================================================================================

                                    PART I

Item 1.  Business

   Cross Timbers Royalty Trust is an express trust created under the laws of Texas pursuant to the Cross Timbers Royalty Trust Indenture entered into on February 12, 1991 between predecessors of XTO Energy Inc., as grantors, and NCNB Texas National Bank, as trustee. Bank of America, N.A., successor of NCNB Texas National Bank, is now the trustee of the trust. The principal office of the trust is located at 901 Main Street, Dallas, Texas 75202 (telephone number 877-228-5084).

   On February 12, 1991, the predecessors of XTO Energy (formerly known as Cross Timbers Oil Company) conveyed defined net profits interests to the trust under five separate conveyances:

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

   In exchange for the conveyance of the net profits interests to the trust, the predecessors of XTO Energy received 6,000,000 units of beneficial interest of the trust. Predecessors of XTO Energy distributed units to their owners in February 1991 and November 1992, and in February 1992, sold units in the trust's initial public offering. Units are listed and traded on the New York Stock Exchange under the symbol "CRT." During 1996 and 1997, XTO Energy's Board of Directors authorized XTO Energy to purchase two million units. As of March 1, 2002, XTO Energy owned 1,360,000 units, or 22.7%, of the outstanding units.

   In June 1998 the trust and XTO Energy filed a registration statement with the Securities and Exchange Commission to sell the 1,360,000 units held by XTO Energy. As XTO Energy stated in a related news release, the filing was made in anticipation of better commodity prices and any sale is dependent on an improved market for oil and gas equities. The registration statement was amended in October 2000 and June 2001. As of March 27, 2002, no sales have been made under the registration statement. The trust did not participate in XTO Energy's decisions to acquire or sell units and will not receive any of the proceeds in the event of such sale.

   Under the terms of each of the five conveyances, the trust receives net profits income from the net profits interests on the last business day of each month. Net profits income is determined by XTO Energy by multiplying the net profit percentage (90% or 75%) times net proceeds from the underlying properties for each of the five conveyances during the previous month. Net proceeds are the gross proceeds received from the sale of production, less production costs. For the 90% net profits interests and the 75% net profits interests, "production costs" generally include applicable property taxes, transportation, marketing and other charges. For the 75% net profits interests only, production costs also include capital and operating costs paid (e.g., drilling, production and other direct costs of owning and operating the property) and a monthly overhead charge that is adjusted annually. The monthly overhead charge at December 31, 2001 was $23,925. If production costs exceed gross proceeds for any conveyance, such excess is carried forward to the computation of net proceeds for future months until the excess costs (plus interest accrued as specified in the conveyances) are completely recovered. Such excess production costs and related accrued interest from one conveyance cannot be used to reduce net proceeds from any other conveyance.

   The trust is not liable for any production costs or liabilities attributable to the net profits interests. If at any time the trust receives net profits income in excess of the amount due, the trust is not obligated to return such overpayment, but net profits income payable to the trust for the next month will be reduced by the overpayment, plus interest at the prime rate.

   With the exception of working interests from which approximately 20 overriding royalty interests in the San Juan Basin were conveyed, XTO Energy does not operate or control any of the underlying properties or related working interests. As a working interest owner, XTO Energy can generally decline participation in any operation and allow consenting parties to conduct such operations, as provided under the operating agreements. XTO Energy also can assign, sell, or otherwise transfer its interest in the underlying properties, subject to the net profits interests, or can abandon an underlying property that is a working interest if it is incapable of producing in paying quantities, as determined by XTO Energy.

   To the extent it has the right to do so, XTO Energy is responsible for marketing its production from the underlying properties under existing sales contracts or new arrangements on the best terms reasonably obtainable in the circumstances.

   Net profits income received by the trust on or before the last business day of the month generally represents receipts attributable to oil production two months prior and gas production three months prior. The monthly distribution amount to unitholders is determined by:

   Adding--

   (1) net profits income received,

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

   The trustee's function is to collect the net profits income from the net profits interests, to pay all trust expenses and pay the monthly distribution amount to unitholders. The trustee's powers are specified by the terms of the indenture. The trust cannot engage in any business activity or acquire any assets other than the net profits interests and specific short-term cash investments. The trust has no employees since all administrative functions are performed by the trustee.

   Approximately 77% of the net profits income received by the trust during 2001, as well as 76% of the estimated proved reserves of the net profits interests at December 31, 2001 (based on estimated future net revenues using year-end oil and gas prices), is attributable to natural gas. There has historically been a greater demand for gas during the winter months than the rest of the year. Otherwise, trust income is not subject to seasonal factors, nor dependent upon patents, licenses, franchises or concessions. The trust conducts no research activities.

Item 2.  Properties

   The net profits interests are the principal asset of the trust. The trustee cannot acquire any other asset, with the exception of certain short-term investments as specified under Item 1. The trustee is prohibited from selling any portion of the net profits interests unless approved by at least 80% of the unitholders or at such time as trust gross revenue is less than $1,000,000 for two successive years.

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

   All underlying royalties, underlying nonproducing royalties and underlying working interest properties are currently owned by XTO Energy. XTO Energy may sell all or any portion of the underlying properties at any time, subject to and burdened by the net profits interests.

Producing Acreage, Wells and Drilling

   Underlying Royalties. The underlying royalties are royalty and overriding royalty interests primarily located in mature producing oil and gas fields. The most significant producing region in which the underlying royalties are located is the San Juan Basin in northwestern New Mexico. The trust's estimated proved reserves from this region totaled 26.1 Bcf at December 31, 2001, or approximately 82% of trust total gas reserves at that date. XTO Energy estimates that underlying royalties in the San Juan Basin include more than 2,000 gross (approximately 30 net) wells, covering over 60,000 gross acres. Most of these wells are operated by Amoco Production Company or Burlington Resources Oil & Gas Company. Production from conventional gas wells is primarily from the Dakota, Mesaverde and Pictured Cliffs formations.

   Approximately 26% of trust 2001 gas sales volumes were from coal seam production in the San Juan Basin. Through the year 2002, sales of certain coal seam gas qualify for a federal income tax credit. See "Regulation--Coal Seam Tax Credit." Operators are seeking approval to increase the density of coal seam wells drilled in the San Juan Basin. XTO Energy anticipates that hearings on the request will be held in June 2002. Although XTO Energy believes that the outlook for approval of increased density drilling is good, there can be no assurance that such an increase will be approved.

   Most of the trust's San Juan Basin conventional, or non-coal seam, production is from the Mesaverde formation. This formation has been approved for increased density drilling, doubling the number of drill wells allowed to four per spacing unit. XTO Energy has advised the trustee that it believes operators will further develop the Mesaverde formation underlying the net profits interests, and such future development could significantly impact underlying gas sales volumes. There was minimal drilling in 2001 because of environmental concerns that delayed the approval of drilling permits.

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

   The underlying royalties also include royalties in the Sand Hills field of Crane County, Texas. Most of these properties are operated by ExxonMobil Corporation or Chevron, U.S.A. The Sand Hills field was discovered in 1931 and includes production from three main intervals, the Tubb, McKnight and Judkins. Development potential for the field includes recompletions and additional infill drilling.

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

   Underlying Working Interest Properties. The underlying working interest properties, detailed below, are developed properties undergoing secondary or tertiary recovery operations:

                                                                    Ownership of
                                                                     XTO Energy
                                                                  ----------------
                                                                  Working  Revenue
         Unit            County/State           Operator          Interest Interest
----------------------- --------------- ------------------------- -------- --------
North Cowden            Ector/Texas     Occidental Permian, Ltd.     1.7%    1.4%
North Central Levelland Hockley/Texas   ExxonMobil Corporation       3.2%    2.1%
Penwell                 Ector/Texas     Texaco Exploration           5.2%    4.6%
                                        and Production, Inc.
Sharon Ridge Canyon     Borden/Texas    ExxonMobil Corporation       4.3%    2.8%
Hewitt                  Carter/Oklahoma ExxonMobil Corporation      11.3%    9.9%
Wildcat Jim Penn        Carter/Oklahoma LeNorman Partners, L.L.C.    8.6%    7.5%
South Graham Deese      Carter/Oklahoma Maynard Oil Company          8.2%    7.0%

   The underlying working interest properties consist of 60,154 gross (2,290 net) producing acres. As of December 31, 2001, there were 1,525 gross (70.0 net) productive oil wells, 1,015 gross (43.4 net) injection wells and two wells in process of drilling on these properties. During 2001, 50 gross (1.4 net) wells were drilled, during 2000, 12 gross (0.2 net) wells were drilled and during 1999, eight gross (0.1 net) wells were drilled. Nine gross (0.2 net) wells drilled in 2001 were water injections wells.

Oil and Gas Production

   Trust production is recognized in the period net profits income is received, which is the month following receipt by XTO Energy, and generally two months after the time of oil production and three months after gas production. Oil and gas production and average sales prices attributable to the underlying properties and the net profits interests for the three years ended December 31, 2001 were as follows:


                              90% Net Profits Interests   75% Net Profits Interests             Total
                            ----------------------------- ------------------------- -----------------------------
                              2001      2000      1999      2001     2000    1999     2001      2000      1999
Production                  --------- --------- --------- -------  -------  ------- --------- --------- ---------
Underlying Properties
  Oil--Sales (Bbls)........    92,329    86,970    92,650 258,362  257,153  255,959   350,691   344,123   348,609
   Average per day (Bbls)..       253       238       254     708      702      701       961       940       955
  Gas--Sales (Mcf)......... 2,845,132 2,964,687 3,548,594  87,071  115,914   94,429 2,932,203 3,080,601 3,643,023
   Average per day (Mcf)...     7,795     8,100     9,722     238      317      259     8,033     8,417     9,981
Net Profits Interests
  Oil--Sales (Bbls)........    82,745    76,959    77,783  62,933   86,260   19,894   145,678   163,219    97,677
   Average per day (Bbls)..       227       210       213     172      236       55       399       446       268
  Gas--Sales (Mcf)......... 2,530,916 2,659,139 3,152,693  21,291   30,120   10,249 2,552,207 2,689,259 3,162,942
   Average per day (Mcf)...     6,934     7,266     8,638      58       82       28     6,992     7,348     8,666
Average Sales Price
  Oil (per Bbl)............    $24.22    $26.41    $14.54  $25.26   $27.85   $15.01    $24.99    $27.49    $14.88
  Gas (per Mcf)............    $ 5.14    $ 3.36    $ 2.01  $ 3.31   $ 2.28   $ 1.35    $ 5.09    $ 3.32    $ 1.99

Nonproducing Acreage

   The underlying nonproducing royalties contain approximately 200,000 gross (approximately 3,000 net) acres in Texas, Oklahoma and New Mexico which were nonproducing at the date of the trust's creation. XTO Energy is the owner of underlying mineral interests in the majority of this acreage. The trust is entitled to 10% of oil and gas production attributable to the underlying mineral properties, but is not entitled to delay rental payments or lease bonuses. There has been no significant development of such nonproducing acreage since the trust's creation.

Pricing and Sales Information

   Oil and gas are generally sold from the underlying properties at market-sensitive prices. The majority of sales from the underlying working interest properties are to major oil and gas companies. Information about purchasers of oil and gas from royalty properties is generally not provided by operators to XTO Energy as a royalty owner, or to the trust.

Oil and Natural Gas Reserves

   General

   Miller and Lents, Ltd., independent petroleum engineers, has estimated oil and gas reserves attributable to the underlying properties and net profits interests as of December 31, 2001, 2000, 1999 and 1998. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

   Reserve quantities and revenues for the net profits interests were estimated from projections of reserves and revenues attributable to the combined interests of the trust and XTO Energy in the subject properties. Since the trust has defined net profits interests, the trust does not own a specific percentage of the oil and gas reserve quantities. Accordingly, reserves allocated to the trust pertaining to its 75% net profits interests in the working interest properties have effectively been reduced to reflect recovery of the trust's 75% portion of applicable production and development costs. Because trust reserve quantities are determined using an allocation formula, any fluctuations in actual or assumed prices or costs will result in revisions to the estimated reserve quantities allocated to the net profits interests.

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

   Year-end oil prices used to determine the standardized measure were based on a West Texas Intermediate crude oil posted price of $16.75 per Bbl in 2001, $23.75 per Bbl in 2000, $22.75 per Bbl in 1999 and $9.50 per Bbl in 1998. The
year-end weighted average realized gas prices used to determine the standardized measure were $2.28 per Mcf in 2001, $9.48 per Mcf in 2000, $2.19 per Mcf in 1999 and $1.88 per Mcf in 1998.

   Proved Reserves

                                             Net Profits Interests
                              ---------------------------------------------------
                              90% Net Profits  75% Net Profits                         Underlying
                                 Interests        Interests           Total            Properties
(in thousands)                ---------------  ---------------  -----------------  -----------------
                               Oil     Gas      Oil      Gas     Oil       Gas      Oil       Gas
                              (Bbls)  (Mcf)    (Bbls)   (Mcf)   (Bbls)    (Mcf)    (Bbls)    (Mcf)
                              ------ --------  -------  ------  -------  --------  -------  --------
Balance, December 31, 1998... 676.5  36,453.2    247.1    65.3    923.6  36,518.5  2,409.9  41,733.4
 Extensions, discoveries
   and other additions.......  10.5     162.2      -0-     -0-     10.5     162.2     13.1     186.0
 Revisions of prior estimates 109.9   1,462.1  1,251.8   533.4  1,361.7   1,995.5  2,385.7   2,322.0
 Production.................. (77.8) (3,152.7)   (19.9)  (10.2)   (97.7) (3,162.9)  (348.6) (3,643.0)
                              -----  --------  -------  ------  -------  --------  -------  --------
Balance, December 31, 1999... 719.1  34,924.8  1,479.0   588.5  2,198.1  35,513.3  4,460.1  40,598.4
 Extensions, discoveries and
   other additions...........   3.2      77.1      -0-     -0-      3.2      77.1      3.5      85.7
 Revisions of prior estimates  32.7   1,864.4     33.2    14.0     65.9   1,878.4    123.5   1,773.5
 Production.................. (77.0) (2,659.1)   (86.2)  (30.1)  (163.2) (2,689.2)  (344.1) (3,080.6)
                              -----  --------  -------  ------  -------  --------  -------  --------
Balance, December 31, 2000... 678.0  34,207.2  1,426.0   572.4  2,104.0  34,779.6  4,243.0  39,377.0
 Extensions, discoveries and
   other additions...........  12.3     247.8      -0-     -0-     12.3     247.8     13.7     274.8
 Revisions of prior estimates   6.9    (486.5)  (678.2) (282.9)  (671.3)   (769.4)  (483.6)   (713.2)
 Production.................. (82.8) (2,530.9)   (62.9)  (21.3)  (145.7) (2,552.2)  (350.7) (2,932.2)
                              -----  --------  -------  ------  -------  --------  -------  --------
Balance, December 31, 2001... 614.4  31,437.6    684.9   268.2  1,299.3  31,705.8  3,422.4  36,006.4
                              =====  ========  =======  ======  =======  ========  =======  ========

   Revisions of prior estimates of the 75% net profits interests' proved reserves and the underlying properties' proved oil reserves in each of the years above were primarily the result of changes in the year-end oil prices used in estimating proved reserves. During 2000 and 1999, upward revisions of the 90% net profits interests' proved gas reserves were primarily because of lower than anticipated production declines. Downward revisions of the 90% net profits interests in 2001 were primarily because of significantly lower year-end prices. Higher upward and downward revisions for the net profits interests as compared to underlying properties in 2001 and 2000 were caused by year-end price fluctuations which resulted in increased gas reserves allocated to or from the trust. See "General" above.

   Proved Developed Reserves

                               Net Profits Interests
                  ------------------------------------------------
                  90% Net Profits 75% Net Profits                     Underlying
                     Interests       Interests         Total          Properties
(in thousands)    --------------- --------------- ---------------- ----------------
                   Oil     Gas      Oil     Gas    Oil      Gas     Oil      Gas
                  (Bbls)  (Mcf)    (Bbls)  (Mcf)  (Bbls)   (Mcf)   (Bbls)   (Mcf)
                  ------ -------- -------  -----  ------- -------- ------- --------

December 31, 1998 672.8  34,514.0   206.4   60.7    879.2 34,574.7 2,195.1 39,520.1
                  =====  ======== =======  =====  ======= ======== ======= ========

December 31, 1999 715.7  33,036.5 1,375.0  570.3  2,090.7 33,606.8 4,245.6 38,463.3
                  =====  ======== =======  =====  ======= ======== ======= ========

December 31, 2000 675.0  32,371.1 1,317.8  553.5  1,992.8 32,924.6 4,028.8 37,300.0
                  =====  ======== =======  =====  ======= ======== ======= ========

December 31, 2001 611.4  29,608.5   602.0  253.7  1,213.4 29,862.2 3,208.3 33,937.3
                  =====  ======== =======  =====  ======= ======== ======= ========

   Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

                          90% Net Profits Interests     75% Net Profits Interests               Total
                        -----------------------------  ---------------------------  -----------------------------
                                 December 31,                  December 31,                  December 31,
(in thousands)          -----------------------------  ---------------------------  -----------------------------
                          2001      2000       1999     2001      2000      1999      2001      2000       1999
                        --------  ---------  --------  -------  --------  --------  --------  ---------  --------

Net Profits Interests

Future cash inflows.... $ 87,042  $ 347,874  $ 97,902  $12,275  $ 40,146  $ 36,670  $ 99,317  $ 388,020  $134,572
Future production taxes   (6,945)   (28,042)   (7,751)    (831)   (2,786)   (2,487)   (7,776)   (30,828)  (10,238)
                        --------  ---------  --------  -------  --------  --------  --------  ---------  --------

Future net cash flows..   80,097    319,832    90,151   11,444    37,360    34,183    91,541    357,192   124,334
10% discount factor....  (42,004)  (169,073)  (46,573)  (5,493)  (18,692)  (17,135)  (47,497)  (187,765)  (63,708)
                        --------  ---------  --------  -------  --------  --------  --------  ---------  --------

Standardized measure... $ 38,093  $ 150,759  $ 43,578  $ 5,951  $ 18,668  $ 17,048  $ 44,044  $ 169,427  $ 60,626
                        ========  =========  ========  =======  ========  ========  ========  =========  ========

Underlying Properties

Future cash inflows................................................................ $145,759  $ 484,675  $200,075
Future costs:
  Production.......................................................................  (40,984)   (78,973)  (52,858)
  Development......................................................................     (520)      (520)     (517)
                                                                                    --------  ---------  --------
Future net cash flows..............................................................  104,255    405,182   146,700
10% discount factor................................................................  (53,994)  (212,781)  (74,879)
                                                                                    --------  ---------  --------

Standardized measure............................................................... $ 50,261  $ 192,401  $ 71,821
                                                                                    ========  =========  ========

   Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves


                                   90% Net Profits Interests    75% Net Profits Interests              Total
(in thousands)                   ----------------------------  --------------------------  ----------------------------
                                   2001       2000     1999      2001     2000     1999      2001       2000     1999
                                 ---------  --------  -------  --------  -------  -------  ---------  --------  -------
Net Profits Interests
Standardized measure,
 January 1...................... $ 150,759  $ 43,578  $34,584  $ 18,668  $17,048  $ 1,192  $ 169,427  $ 60,626  $35,776
  Extensions, discoveries
   and other additions..........       507       461      384       -0-      -0-      -0-        507       461      384
  Accretion of discount.........    12,702     3,683    3,078     1,614    1,476      106     14,316     5,159    3,184
  Revisions of prior estimates,
   changes in price and other...  (113,093)  112,338   11,864   (12,724)   2,504   16,109   (125,817)  114,842   27,973
  Net profits income............   (12,782)   (9,301)  (6,332)   (1,607)  (2,360)    (359)   (14,389)  (11,661)  (6,691)
                                 ---------  --------  -------  --------  -------  -------  ---------  --------  -------
Standardized measure,
 December 31.................... $  38,093  $150,759  $43,578  $  5,951  $18,668  $17,048  $  44,044  $169,427  $60,626
                                 =========  ========  =======  ========  =======  =======  =========  ========  =======
Underlying Properties
Standardized measure, January 1........................................................... $ 192,401  $ 71,821  $40,593
                                                                                           ---------  --------  -------
Revisions:
  Prices and costs........................................................................  (140,000)  122,144   12,549
  Quantity estimates......................................................................    (1,581)    7,162   22,311
  Accretion of discount...................................................................    16,265     6,060    3,561
  Future development costs................................................................    (1,091)     (738)    (697)
  Other...................................................................................        49    (1,079)     591
                                                                                           ---------  --------  -------
    Net revisions.........................................................................  (126,358)  133,549   38,315
Extensions, additions and discoveries.....................................................       563       512      427
Production................................................................................   (17,479)  (14,220)  (8,250)
Development costs.........................................................................     1,134       739      736
                                                                                           ---------  --------  -------
    Net change............................................................................  (142,140)  120,580   31,228
                                                                                           ---------  --------  -------
Standardized measure, December 31......................................................... $  50,261  $192,401  $71,821
                                                                                           =========  ========  =======

   Discounted Present Value of the Coal Seam Tax Credit

   The standardized measure above does not include the effects of the coal seam tax credit since the trust is not a taxable entity. The following table summarizes the estimated coal seam tax credit attributable to the 90% net profits interests at December 31, 2001, 2000 and 1999. Such estimates are based on projected coal seam gas production through the year 2002 (after which date the tax credit may no longer be available) as estimated by independent engineers. The estimates are also based on the current year estimated Btu content and the coal seam tax credit of $1.08 per MMBtu at December 31, 2001, $1.06 per MMBtu at December 31, 2000 and $1.02 per MMBtu at December 31, 1999. See "Regulation--Coal Seam Tax Credit."

                                                  December 31,
              (in thousands)                  --------------------
                                               2001   2000   1999
                                              ------ ------ ------
              Undiscounted................... $  922 $1,225 $1,979
                                              ====== ====== ======
              Discounted present value at 10% $  880 $1,120 $1,740
                                              ====== ====== ======

Reversion Agreement

   Certain of the underlying royalties are subject to a reversion agreement between XTO Energy and a third party. The agreement calls for XTO Energy to transfer 25% of its interest in those properties to the third party when amounts received by XTO Energy from the underlying properties subject to the agreement equal the purchase price of the properties plus a 1% per month return on the unrecouped purchase price, known as payout. If payout were to occur and the 25% interest were to be transferred to the third party, the amounts payable to the trust would be proportionately reduced. Based on 2001 prices and levels of production, XTO Energy has advised the trustee that payout is not projected to occur for approximately 20 years. Unless higher prices and production are sustained for several years, this reversion agreement is not expected to have a material impact on the trust.

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

    Coal Seam Tax Credit

   The trust receives net profits income from coal seam gas wells. Under
Section 29 of the Internal Revenue Code, coal seam gas produced through the year 2002 from wells drilled after December 31, 1979 and prior to January 1, 1993 qualifies for the federal income tax credit for producing nonconventional fuels. This tax credit for 2001 was approximately $1.08 per MMBtu. Such credit, calculated based on the unitholder's pro rata share of qualifying production, may not reduce the unitholder's regular tax liability (after the foreign tax credit and certain other nonrefundable credits) below his tentative minimum tax. Any part of the Section 29 credit not allowed for the tax year solely because of this limitation is subject to certain carryover provisions.

   Congress is considering an extension of existing energy tax credits beyond the scheduled December 31, 2002 expiration date, as well as the creation of similar new tax credits. During 2001, the U.S. House passed a bill that would extend existing Section 29 tax credits on certain production, while the U.S. Senate is considering a separate bill to address energy tax credits, including
Section 29. The potential effect of any final legislation on unitholders is unknown.

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

    Other Regulation

   The petroleum industry is also subject to compliance with various other federal, state and local regulations and laws, including, but not limited to, regulations and laws relating to environmental protection, occupational safety, resource conservation and equal employment opportunity. XTO Energy has advised the trustee that it does not believe that compliance with these laws will have any material adverse effect upon the unitholders.

Item 3.  Legal Proceedings

   Certain of the trust properties are involved in various lawsuits and certain governmental proceedings arising in the ordinary course of business. XTO Energy has advised the trustee that it does not believe that the ultimate resolution of these claims will have a material effect on trust annual distributable income, financial position or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of unitholders during 2001.

                                    PART II

Item 5.  Market for Units of the Trust and Related Security Holder Matters

   The section entitled "Units of Beneficial Interest" on page 1 of the trust's annual report to unitholders for the year ended December 31, 2001 is incorporated herein by reference.

Item 6.  Selected Financial Data

                                               Year Ended Decxember 31,
                              -----------------------------------------------------------
                                 2001        2000        1999        1998        1997
                              ----------- ----------- ----------- ----------- -----------
Net Profits Income........... $14,389,316 $11,660,510 $ 6,691,336 $ 7,079,632 $10,549,668
Distributable Income.........  14,209,884  11,502,114   6,549,803   6,927,338  10,407,250
Distributable Income per Unit    2.368314    1.917019    1.091635    1.154555    1.734541
Distributions per Unit.......    2.368314    1.917019    1.091635    1.154555    1.734541
Total Assets at Year-End.....  29,747,914  31,806,794  33,919,338  36,554,480  38,767,918

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The "Trustee's Discussion and Analysis" of financial condition and results of operations for the three-year period ended December 31, 2001 on pages 6 through 8 of the trust's annual report to unitholders for the year ended December 31, 2001 is incorporated herein by reference.

Liquidity and Capital Resources

   The trust's only cash requirement is the monthly distribution of its income to unitholders, which is funded by the monthly receipt of net profits income after payment of trust administration expenses. The trust is not liable for any production costs or liabilities attributable to the net profits interests. If at any time the trust receives net profits income in excess of the amount due, the trust is not obligated to return such overpayment, but future net profits income payable to the trust will be reduced by the overpayment, plus interest at the prime rate. The trust may borrow funds required to pay trust liabilities if fully repaid prior to further distributions to unitholders.

   The trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the trust's liquidity or the availability of capital resources.

Contractual Obligations and Commitments

   The trust had no obligations and commitments to make future contractual payments as of December 31, 2001, other than the December distribution payable to unitholders in January 2002, as reflected in the statement of assets, liabilities and trust corpus. The trust has not guaranteed the debt of any other party, nor does the trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt.

Related Party Transactions

   The underlying properties are currently owned by XTO Energy. As of March 1, 2002, XTO Energy owned 1,360,000, or 22.7%, of the 6,000,000 outstanding units. XTO Energy deducts an overhead charge from monthly net proceeds as reimbursement for costs associated with monitoring the 75% net profits interests. As of December 31, 2001, this monthly charge was $23,925 ($17,944 net to the trust) and is subject to annual adjustment based on an oil and gas industry index. For further information regarding the trust's relationship with XTO Energy, see Note 6 to Financial Statements in the accompanying annual report.

Critical Accounting Policies

   The financial statements of the trust are significantly affected by its basis of accounting and estimates related to its oil and gas properties and proved reserves, as summarized below.

   Basis of Accounting

   The trust's financial statements are prepared on a modified cash basis, which is a comprehensive basis of accounting other than generally accepted accounting principles. This method of accounting is consistent with reporting of taxable income to trust unitholders. The most significant differences between the trust's financial statements and those prepared in accordance with generally accepted accounting principles are:

   - Net profits income is recognized in the month received rather than accrued in the month of production.

   - Expenses are recognized when paid rather than when incurred.

   - Cash reserves may be established by the trustee for certain contingencies that would not be recorded under generally accepted accounting principles.

   For further information regarding the trust's basis of accounting, see Note 2 to Financial Statements in the accompanying annual report.

   All amounts included in the trust's financial statements are based on cash amounts received or disbursed, or on the carrying value of the net profits interests, which was derived from the historical cost of the interests at the date of their transfer from XTO Energy. Accordingly, there are no fair value estimates included in the financial statements based on either exchange or non-exchange trade values.

   Oil and Gas Reserves

   The trust's proved oil and gas reserves are estimated by independent petroleum engineers. Reserve engineering is a subjective process that is dependent upon the quality of available data and the interpretation thereof. Estimates by different engineers often vary, sometimes significantly. In addition, physical factors such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors such as changes in product prices, may justify revision of such estimates. Because proved reserves are required to be estimated using prices at the date of the evaluation, estimated reserve quantities can be significantly impacted by changes in product prices. Accordingly, oil and gas quantities ultimately recovered and the timing of production may be substantially different from original estimates.

   The standardized measure of discounted future net cash flows and changes in such cash flows, as reported in Item 2 of the trust's Annual Report on Form 10-K, is prepared using assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission. Such assumptions include using year-end oil and gas prices and year-end costs for estimated future development and production expenditures. Discounted future net cash flows are calculated using a 10% rate. Changes in any of these assumptions, including consideration of other factors, could have a significant impact on the standardized measure. Accordingly, the standardized measure does not represent XTO Energy's or the trustee's estimated current market value of proved reserves.

Forward-Looking Statements

   Certain information included in this annual report and other materials filed, or to be filed, by the trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the trust operations of the underlying properties and the oil and gas industry. Such forward-looking statements may concern, among other things, development activities, maintenance projects, development, production and other costs, oil and gas prices, pricing differentials, proved reserves, production levels, litigation, regulatory matters and competition. Such forward-looking statements are based on XTO Energy's current plans, expectations, assumptions, projections and estimates and are identified by words such as "expects," "intends," "plans," "projects," " anticipates," "predicts," "believes," "goals," "estimates," "should," "could", and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. Any number of factors could cause actual results to differ materially, including, but not limited to, crude oil and natural gas price fluctuations, changes in the underlying demand for oil and natural gas, changes in ownership and/or the operator of the underlying properties, the timing and results of development activity, the availability of drilling equipment, as well as general domestic and international economic and political conditions.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

   The only assets of and sources of income to the trust are the net profits interests, which generally entitle the trust to receive a share of the net profits from oil and gas production from the underlying properties. Consequently, the trust is exposed to market risk from fluctuations in oil and gas prices. The trust is a passive entity and, other than the trust's ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the trust that cannot be paid out of cash held by the trust, the trust is prohibited from engaging in borrowing transactions. The amount of any such borrowings is unlikely to be material to the trust. In addition, the trustee is prohibited by the trust indenture from engaging in any business activity or causing the trust to enter into any investments other than investing cash on hand in specific short-term cash investments. Therefore, the trust cannot hold any derivative financial instruments. As a result of the limited nature of its borrowing and investing activities, the trust is not subject to any material interest rate market risk. Additionally, any gains or losses from any hedging activities conducted by XTO Energy are specifically excluded from the calculation of net proceeds due the trust under the forms of the conveyances. The trust does not engage in transactions in foreign currencies which could expose the trust to any foreign currency related market risk.

Item 8.  Financial Statements and Supplementary Data

   The financial statements of the trust and the notes thereto, together with the related report of Arthur Andersen LLP dated March 19, 2002, appearing on pages 9 through 12 of the trust's annual report to unitholders for the year ended December 31, 2001 are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   There have been no changes in accountants or disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended December 31, 2001.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

   The trust has no directors or executive officers. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Item 11.  Executive Compensation

   The trustee received the following annual compensation from 1999 through 2001 as specified in the trust indenture:

                                                    Other Annual
               Name and Principal Position   Year Compensation (1)
              ------------------------------ ---- ----------------
              Bank of America, N.A., Trustee 2001      $7,195
                                             2000       5,830
                                             1999       3,346

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   (a) Security Ownership of Certain Beneficial Owners. The following table sets forth as of March 1, 2002 information with respect to each person known to the trustee to beneficially own more than 5% of the outstanding units of the trust:

                                     Amount and Nature of
             Name and Address        Beneficial Ownership Percent of Class
      ------------------------------ -------------------- ----------------
      XTO Energy Inc.                1,360,000 units (1)       22.7%
      810 Houston Street, Suite 2000
      Fort Worth, TX 76102

   (1) XTO Energy has the sole power to vote and dispose of these units.

   (b) Security Ownership of Management. The trust has no directors or executive officers. As of January 31, 2002, Bank of America, N.A. owned, in various fiduciary capacities, 71,625 units with a shared right to vote 11,287 of these units and no right to vote 60,338 of these units. Bank of America, N.A. disclaims any beneficial interests in these units. The number of units reflected in this paragraph includes units held by all branches of Bank of America, N.A.

   (c) Changes in Control. The trustee knows of no arrangements which may subsequently result in a change in control of the trust.

Item 13.  Certain Relationships and Related Transactions

   In computing net profits income paid to the trust for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This charge at December 31, 2001 was $23,925 per month, or $287,100 annually (net to the trust of $17,944 per month or $215,325 annually), and is subject to annual adjustment based on an oil and gas industry index.

   During 2001, Bank of America, N.A. received $938 for oil and gas consulting services performed on behalf of the trust. See Item 11 for the remuneration received by the trustee from 1999 through 2001 and Item 12(b) for information concerning units owned by the trustee, Bank of America, N.A., in various fiduciary capacities.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

    1. Financial Statements (incorporated by reference in Item 8 of this report)

       Report of Independent Public Accountants
       Statements of Assets, Liabilities and Trust Corpus at December 31, 2001 and 2000
       Statements of Distributable Income for the years ended December 31, 2001, 2000 and 1999
       Statements of Changes in Trust Corpus for the years ended December 31, 2001, 2000 and 1999
       Notes to Financial Statements

    2. Financial Statement Schedules

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

          (c) Correction to Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust, 90%--Texas) from South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross Timbers Partners, L.P. (predecessors of Cross Timbers Oil Company, L.P.) to NCNB Texas National Bank (now Bank of America, N.A.), as trustee, dated September 23, 1991 (without Schedules A and B), heretofore filed as Exhibit 10.2 to the trust's Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

          (d) Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust, 75%--Texas) from South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross Timbers Partners, L.P. (predecessors of Cross Timbers Oil Company, L.P.) to NCNB Texas National Bank (now Bank of America, N.A.), as trustee, dated February 12, 1991 (without Schedules A and B), heretofore filed as Exhibit 10.5 to the trust's Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

       (13) Cross Timbers Royalty Trust annual report to unitholders for the year ended December 31, 2001

       (23.1) Consent of Arthur Andersen LLP

       (23.2) Consent of Miller and Lents, Ltd.

(99.1)  Assurance Letter Regarding Arthur Andersen LLP

          Copies of the above Exhibits are available to any unitholder, at the actual cost of reproduction, upon written request to the trustee, Bank of America, N.A., P.O. Box 830650, Dallas, Texas 75283-0650.

(b) Reports on Form 8-K

   During the last quarter of the trust's fiscal year ended December 31, 2001, there were no reports filed on Form 8-K by the trust with the Securities and Exchange Commission.

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

                                        CROSS TIMBERS ROYALTY TRUST
                                        By BANK OF AMERICA, N.A., TRUSTEE

                                        By             RON E. HOOPER
                                               ---------------------------------
                                                       Ron E. Hooper
                                                   Senior Vice President


                                        XTO ENERGY INC.

Date: March 27, 2002                    By           LOUIS G. BALDWIN
                                            ----------------------------------
                                                     Louis G. Baldwin
                                               Executive Vice President and
                                                 Chief Financial Officer

              (The trust has no directors or executive officers.)