Form 10-Q
period 2002-03-31
CROSS TIMBERS ROYALTY TRUST
filed 2002-05-08
CIK 881787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-10982

Cross Timbers Royalty Trust
(Exact name of registrant as specified in its charter)

Texas	75–6415930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Bank of America, N.A., P.O. Box 830650, Dallas, Texas	75283-0650
(Address of principal executive offices)	(Zip Code)

(877) 228-5084

(Registrant’s telephone number, including area code)

NONE

(Former name, former address and former fiscal year, if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of May 1, 2002

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

CROSS TIMBERS ROYALTY TRUST

GLOSSARY OF TERMS

The following are definitions of significant terms used in this Form 10-Q:

Bbl	Barrel (of oil)

Bcf	Billion cubic feet (of natural gas)

Mcf	Thousand cubic feet (of natural gas)

MMBtu	One million British Thermal Units, a common energy measurement

net proceeds	Gross proceeds received by XTO Energy from sale of production from the underlying properties, less applicable costs, as defined in the net profits interest conveyances

net profits income	Net proceeds multiplied by the applicable net profits percentage of 75% or 90% and paid to the trust by XTO Energy. “Net profits income” is referred to as “royalty income” for income tax purposes.

net profits interest
An interest in an oil and gas property measured by net profits from the sale of production, rather than a specific portion of production. The following defined net profits interests were conveyed to the trust from the underlying properties:

90% net profits interests – interests that entitle the trust to receive 90% of the net proceeds from the underlying properties that are royalty or overriding royalty interests in Texas, Oklahoma and New Mexico

75% net profits interests – interests that entitle the trust to receive 75% of the net proceeds from the underlying properties that are working interests in Texas and Oklahoma

royalty interest (and overriding royalty interest)	A nonoperating interest in an oil and gas property that provides the owner a specified share of production without any production or development costs underlying properties
XTO Energy’s interest in certain oil and gas properties from which the net profits interests were conveyed. The underlying properties include royalty and overriding royalty interests in producing and nonproducing properties in Texas, Oklahoma and New Mexico, and working interests in producing properties located in Texas and Oklahoma.

working interest	An operating interest in an oil and gas property that provides the owner a specified share of production that is subject to all production and development costs

CROSS TIMBERS ROYALTY TRUST

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest annual report on Form 10–K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at March 31, 2002, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2002 and 2001, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Bank of America, N.A., as Trustee for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of March 31, 2002 and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the trustee.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of December 31, 2001 included in the trust’s 2001 annual report on Form 10-K, and in our report dated March 19, 2002, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2001 is fairly stated in all material respects in relation to the statement of assets, liabilities and trust corpus included in the trust’s 2001 annual report on Form 10-K from which it has been derived.

ARTHUR ANDERSEN LLP

Fort Worth, Texas
May 1, 2002

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	March 31, 2002	December 31, 2001
	(Unaudited)

ASSETS

Cash and short-term investments	$472,771	$852,349

Interest to be received	221	479

Net profits interests in oil and gas properties—net	28,410,542	28,895,086

	$28,883,534	$29,747,914

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$472,992	$852,828

Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	28,410,542	28,895,086

	$28,883,534	$29,747,914

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended March 31
	2002	2001

Net profits income	$1,879,550	$4,107,459

Interest income	926	7,036

Total income	1,880,476	4,114,495

Administration expense	75,730	65,593

Distributable income	$1,804,746	$4,048,902

Distributable income per unit (6,000,000 units)	$0.300791	$0.674817

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended March 31
	2002	2001

Trust corpus, beginning of period	$28,895,086	$30,755,456

Amortization of net profits interests	(484,544)	(508,573)

Distributable income	1,804,746	4,048,902

Distributions declared	(1,804,746)	(4,048,902)

Trust corpus, end of period	$28,410,542	$30,246,883

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.    Basis of Accounting

The financial statements of Cross Timbers Royalty Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with generally accepted accounting principles (“GAAP”):

•
Net profits income recorded for a month is the amount computed and paid by the interest owner, XTO Energy Inc., to Bank of America, N.A., as trustee for the trust. Net profits income consists of net proceeds received by XTO Energy Inc. from the underlying properties in the prior month, multiplied by net profit percentages of 90% for the 90% net profits interests, and 75% for the 75% net profits interests.

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

•
Net profits income is computed separately for each of five conveyances under which the net profits interests were conveyed to the trust. If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from the other conveyances. See Note 3.

•
Interest income, interest to be received and distribution payable to unitholders include interest to be earned from the monthly record date (last business day of the month) through the date of the next distribution to unitholders.

•	Trust expenses are recorded based on liabilities paid and cash reserves established by the trustee for liabilities and contingencies.

•	Distributions to unitholders are recorded when declared by the trustee.

The financial statements of the trust differ from those prepared in conformity with GAAP because revenues are not accrued in the month of production, expenses are recognized when paid rather than when incurred, and certain cash reserves may be established for contingencies which would not be accrued under GAAP.

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value on February 12, 1991, the creation date of the trust. Amortization of the net profits interests is calculated on a unit–of-production basis and is charged directly to trust corpus. Accumulated amortization was $32,689,907 as of March 31, 2002 and $32,205,363 as of December 31, 2001.

2.    Coal Seam Tax Credit

XTO Energy has advised the trustee that the trust receives net profits income from coal seam gas wells. Production from coal seam gas wells drilled after December 31, 1979, and prior to January 1, 1993, qualifies for the federal income tax credit for producing nonconventional fuels under Section 29 of the Internal Revenue Code. This tax credit, which was approximately $1.08 per MMBtu of gas produced from qualifying wells for 2001, is recalculated annually based on each year’s qualified production through the year 2002. Such credit, based on the unitholder’s pro rata share of qualifying production, may not reduce the unitholder’s regular tax liability (after the foreign tax credit and certain other nonrefundable credits) below his tentative minimum tax. Any part of the Section 29 credit not allowed for the tax year solely because of this limitation may be carried over indefinitely as a credit against the unitholder’s regular tax liability, subject to the tentative minimum tax limitation. Unitholders should consult their tax advisors regarding use of this credit and other trust tax compliance matters.

Congress is considering an extension of existing Section 29 tax credits beyond the scheduled December 31, 2002 expiration date, as well as the creation of similar new tax credits. During 2001, the U.S. House passed a bill that would extend existing Section 29 tax credits on certain production, while the U.S. Senate has passed a separate bill proposing new Section 29 tax credits. The potential effect of any final legislation on unitholders is unknown.

Based on 2002 qualifying sales volumes and the factors used in the calculation of the 2001 coal seam tax credit, the credit is estimated to be $0.025 per unit for the quarter ended March 31, 2002. The actual coal seam tax credit was $0.025 per unit for first quarter 2001. Final 2002 coal seam tax credit data will be provided to unitholders with year-end tax information.

3.    Excess Costs

During first quarter 2002, costs exceeded revenues by $66,867 ($50,150 net to the trust) for the Texas 75% net profits interests as a result of lower oil prices. In the April 2002 distribution, $17,311 ($12,983 net to the trust) of excess costs were recovered, resulting in cumulative excess costs of $49,556 ($37,167 net to the trust) and accrued interest of $416. These costs and accrued interest must be recovered from future net proceeds of the Texas 75% net profits interests before they can again contribute to net profits income. There were no excess costs in 2001.

Item 2.    Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the trustee’s discussion and analysis contained in the trust’s 2001 annual report, as well as the condensed financial statements and notes thereto included in this quarterly report on Form 10-Q.

Distributable Income

For the quarter ended March 31, 2002, net profits income was $1,879,550 compared to $4,107,459 for first quarter 2001. This 54% decrease in net profits income is primarily the result of lower oil and gas prices. See “Net Profits Income” below.

After considering interest income of $926 and administration expense of $75,730, distributable income for the quarter ended March 31, 2002 was $1,804,746, or $0.300791 per unit of beneficial interest. Administration expense for the quarter increased 15% from the prior year quarter primarily because of the timing of expenditures; interest income decreased 87% over these periods because of the decline in net profits income and interest rates. For first quarter 2001, distributable income was $4,048,902, or $0.674817 per unit. Distributions to unitholders for the quarter ended March 31, 2002 were:

Record Date	Payment Date	Distribution per Unit

January 31, 2002	February 14, 2002	$0.104850
February 28, 2002	March 14, 2002	0.117109
March 29, 2002	April 12, 2002	0.078832

		$0.300791

Net Profits Income

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil production and three months after gas production. Net profits income is generally affected by three major factors:

•	oil and gas sales volumes,

•	oil and gas sales prices, and

•	costs deducted in the calculation of net profits income.

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

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended March 31 (a)		Increase (Decrease)
	2002	2001
Sales Volumes
Oil (Bbls) (b)
Underlying properties	83,111	82,869	—
Average per day	903	901	—
Net profits interests	27,302	41,591	(34%)

Gas (Mcf) (b)
Underlying properties	780,720	663,188	18%
Average per day	8,486	7,209	18%
Net profits interests	685,423	574,709	19%

Average Sales Prices
Oil (per Bbl)	$17.28	$28.73	(40%)
Gas (per Mcf)	$2.54	$6.11	(58%)

Revenues
Oil sales	$1,436,108	$2,381,067	(40%)
Gas sales	1,984,366	4,049,705	(51%)

Total Revenues	3,420,474	6,430,772	(47%)

Costs
Taxes, transportation and other	337,754	843,541	(60%)
Production expense (c)	750,531	711,220	6%
Development costs	282,548	162,807	74%
Excess costs	(66,867)	—	—

Total Costs	1,303,966	1,717,568	(24%)

Net Proceeds	$2,116,508	$4,713,204	(55%)

Net Profits Income	$1,879,550	$4,107,459	(54%)

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

The following are explanations of significant variances from first quarter 2001 to 2002:

Sales Volumes

First quarter 2002 oil sales volumes remained relatively flat as compared with first quarter 2001. First quarter 2002 gas sales volumes were 18% higher than first quarter 2001 primarily because of the timing of cash receipts.

Sales Prices

Oil

The first quarter 2002 average oil price was $17.28 per Bbl, a 40% decrease from the first quarter 2001 price of $28.73 per Bbl. Oil prices were significantly higher in first quarter 2001 as a result of global demand outpacing supply. Lagging demand, resulting from a worldwide economic slowdown, caused oil prices to decline in 2001. OPEC members agreed to cut daily production by one million barrels in April 2001 and an additional one million barrels in September 2001 to adjust for weak demand and excess supply. The economic decline was accelerated by the terrorist attacks in the U.S. on September 11, 2001, placing additional downward pressure on oil prices. In December 2001, OPEC announced additional production cuts of 1.5 million barrels per day for six months effective January 1, 2002. With economic recoveries in the U.S. and global markets, as well as rising concerns over tension in the Middle East, oil prices have strengthened during 2002. The average NYMEX price for February through April 2002 was $23.81. At May 1, 2002, the average NYMEX futures price for the following twelve months was $25.41. Recent trust oil prices have averaged approximately $2.70 lower than the NYMEX price.

Gas

The first quarter 2002 average gas price was $2.54 per Mcf, a 58% decrease from the first quarter 2001 price of $6.11. Gas prices were unusually high in first quarter 2001 as winter demand strained gas supplies. Gas prices declined in 2001 because of fuel switching due to higher prices, milder weather and a weaker economy, which reduced demand for gas and resulted in sharply increased gas storage levels. Despite the winter of 2001-2002 being one of the warmest on record and the likely result that storage levels will be higher than historical averages, gas prices have increased during 2002 and are expected to remain volatile. The average NYMEX price for January through March 2002 was $2.48 per MMBtu. At May 1, 2002, the average NYMEX futures price for the following twelve months was $3.93 per MMBtu. Recent trust gas prices have averaged approximately $0.10 higher than the NYMEX price.

Costs

Taxes

Taxes, transportation and other decreased 60% for the first quarter because of lower production taxes related to decreased revenues and a reduction in property taxes.

Production Expenses

Production expenses were 6% higher for the first quarter because of the timing of maintenance projects, partially offset by decreased fuel costs associated with lower gas prices.

Development

Development costs were 74% higher for the first quarter primarily because of drilling activity on two of the properties underlying the Texas 75% net profits interests.

Excess Costs

During first quarter 2002, costs exceeded revenues by $66,867 ($50,150 net to the trust) for the Texas 75% net profits interests as a result of lower oil prices. In the April 2002 distribution, $17,311 ($12,983 net to the trust) of excess costs were recovered, resulting in cumulative excess costs of $49,556 ($37,167 net to the trust) and accrued interest of $416. These costs and accrued interest must be recovered from future net proceeds of the Texas 75% net profits interests before they can again contribute to net profits income. There were no excess costs in 2001.

Forward-Looking Statements

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements regarding the net profits interests, underlying properties, development costs, oil and gas prices, and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part II, Item 7 of the trust’s annual report on Form 10-K for the year ended December 31, 2001, which is incorporated by this reference as though fully set forth herein. Although XTO Energy believes that the expectations reflected in such forward-looking statements are reasonable, neither XTO Energy nor the trustee can give any assurance that such expectations will prove to be correct.

I tem. 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the trust’s market risks, as disclosed in the trust’s Form 10-K for the year ended December 31, 2001.

PART II—OTHER INFORMATION

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

CROSS TIMBERS ROYALTY TRUST BY BANK OF AMERICA, N.A., TRUSTEE

	By	/s/ RON E. HOOPER Ron E. Hooper Senior Vice President

XTO ENERGY INC.

Date: May 8, 2002	By	/s/ LOUIS G. BALDWIN Louis G. Baldwin Executive Vice President and Chief Financial Officer