Form 10-Q
period 2002-06-30
CROSS TIMBERS ROYALTY TRUST
filed 2002-08-14
CIK 881787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Outstanding as of August 1, 2002
6,000,000

CROSS TIMBERS ROYALTY TRUST

Form 10-Q for the Quarterly Period Ended June 30, 2002

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

CROSS TIMBERS ROYALTY TRUST

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest annual report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at June 30, 2002, and the distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2002 and 2001, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

The financial data for the three- and six-month periods ended June 30, 2002 included herein have been subjected to a limited review by KPMG LLP, the registrant’s independent accountants. The accompanying review report of independent accountants is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent accountant’s liability under Section 11 does not extend to it. The trust’s financial statements for the year ended December 31, 2001 were audited by other independent accountants.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

Bank of America, N.A., as Trustee
for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of June 30, 2002 and the related condensed statements of distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2002. These condensed financial statements are the responsibility of the trustee.

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

The accompanying condensed financial statements are prepared on a modified cash basis as described in Note 1 which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with the basis of accounting described in Note 1.

KPMG LLP

Dallas, Texas
August 5, 2002

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Cash and short-term investments	$650,817	$852,349
Interest to be received	369	479
Net profits interests in oil and gas properties—net	27,946,913	28,895,086

	$28,598,099	$29,747,914

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$651,186	$852,828
Trust corpus (6,000,000 units of beneficial interestauthorized and outstanding)	27,946,913	28,895,086

	$28,598,099	$29,747,914

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Net profits income	$1,816,119	$4,221,331	$3,695,669	$8,328,790
Interest income	934	6,236	1,860	13,272

Total income	1,817,053	4,227,567	3,697,529	8,342,062
Administration expense	93,505	48,597	169,235	114,190

Distributable income	$1,723,548	$4,178,970	$3,528,294	$8,227,872

Distributable income per unit (6,000,000 units)	$0.287258	$0.696495	$0.588049	$1.371312

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Trust corpus, beginning of period	$28,410,542	$30,246,883	$28,895,086	$30,755,456
Amortization of net profits interests	(463,629)	(374,522)	(948,173)	(883,095)
Distributable income	1,723,548	4,178,970	3,528,294	8,227,872
Distributions declared	(1,723,548)	(4,178,970)	(3,528,294)	(8,227,872)

Trust corpus, end of period	$27,946,913	$29,872,361	$27,946,913	$29,872,361

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

—
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

—
Net profits income is computed separately for each of five conveyances under which the net profits interests were conveyed to the trust. If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from the other conveyances. See Note 3.

—
Interest income, interest to be received and distribution payable to unitholders include interest to be earned from the monthly record date (last business day of the month) through the date of the next distribution to unitholders.

—	Trust expenses are recorded based on liabilities paid and cash reserves established by the trustee for liabilities and contingencies.

—	Distributions to unitholders are recorded when declared by the trustee.

The financial statements of the trust differ from those prepared in conformity with GAAP because revenues are not accrued in the month of production, expenses are recognized when paid rather than when incurred, and certain cash reserves may be established for contingencies which would not be accrued under GAAP.

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value on February 12, 1991, the creation date of the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $33,153,536 as of June 30, 2002 and $32,205,363 as of December 31, 2001.

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

Based on 2002 qualifying sales volumes and the factors used in the calculation of the 2001 coal seam tax credit, the credit is estimated to be $0.023 per unit for the quarter ended June 30, 2002 and $0.048 per unit for the six months ended June 30, 2002. The actual coal seam tax credit per unit was $0.029 for the quarter ended June 30, 2001 and $0.054 for the six months ended June 30, 2001. Final 2002 coal seam tax credit data will be provided to unitholders with year-end tax information.

3.    Excess Costs

During first quarter 2002, costs exceeded revenues by $66,867 ($50,150 net to the trust) for the Texas 75% net profits interests as a result of lower oil prices. Total excess costs and accrued interest of $67,484 ($50,613 net to the trust) were fully recovered during the second quarter of 2002. There were no excess costs during second quarter 2002 or in 2001.

Item 2.    Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the trustee’s discussion and analysis contained in the trust’s 2001 annual report, as well as the condensed financial statements and notes thereto included in this quarterly report on Form 10-Q.

Distributable Income

Quarter

For the quarter ended June 30, 2002, net profits income was $1,816,119 compared to $4,221,331 for second quarter 2001. This 57% decrease in net profits income is the result of lower oil and gas prices. See “Net Profits Income” below.

After considering interest income of $934 and administration expense of $93,505, distributable income for the quarter ended June 30, 2002 was $1,723,548, or $0.287258 per unit of beneficial interest. Administration expense for the quarter increased 92% from the prior year quarter primarily because of the timing of expenditures. For second quarter 2001, distributable income was $4,178,970, or $0.696495 per unit. Distributions to unitholders for the quarter ended June 30, 2002 were:

Record Date	Payment Date	Distribution per Unit
April 30, 2002	May 14, 2002	$0.099372
May 31, 2002	June 14, 2002	0.079355
June 28, 2002	July 15, 2002	0.108531

		$0.287258

Six Months

For the six months ended June 30, 2002, net profits income was $3,695,669 compared to $8,328,790 for the same 2001 period. This 56% decrease in net profits income is the result of lower oil and gas prices. See “Net Profits Income” below.

After considering interest income of $1,860 and administration expense of $169,235, distributable income for the six months ended June 30, 2002 was $3,528,294, or $0.588049 per unit of beneficial interest. Administration expense for the first half of 2002 increased 48% from the comparable 2001 period primarily because of the timing of expenditures. For the six months ended June 30, 2001, distributable income was $8,227,872, or $1.371312 per unit.

Net Profits Income

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil production and three months after gas production. Net profits income is generally affected by three major factors:

—	oil and gas sales volumes,

—	oil and gas sales prices, and

—	costs deducted in the calculation of net profits income.

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

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended June 30 (a)		Increase (Decrease)	Six Months Ended June 30 (a)		Increase (Decrease)
	2002	2001		2002	2001
Sales Volumes
Oil (Bbls) (b)
Underlying properties	82,374	79,269	4%	165,485	162,138	2%
Average per day	926	891	4%	914	896	2%
Net profits interests	28,479	23,495	21%	55,781	65,086	(14%)

Gas (Mcf) (b)
Underlying properties	706,430	705,915	—	1,487,151	1,369,103	9%
Average per day	7,849	7,844	—	8,171	7,523	9%
Net profits interests	613,470	622,786	(1%)	1,298,893	1,197,495	8%

Average Sales Prices
Oil (per Bbl)	$20.50	$24.92	(18%)	$18.88	$26.87	(30%)
Gas (per Mcf)	$2.57	$6.79	(62%)	$2.55	$6.46	(61%)

Revenues
Oil sales	$1,688,643	$1,975,278	(15%)	$3,124,751	$4,356,345	(28%)
Gas sales	1,812,224	4,790,151	(62%)	3,796,590	8,839,856	(57%)

Total Revenues	3,500,867	6,765,429	(48%)	6,921,341	13,196,201	(48%)

Costs
Taxes, transportation and other	511,715	892,619	(43%)	849,469	1,736,160	(51%)
Production expense (c)	720,574	736,294	(2%)	1,471,105	1,447,514	2%
Development costs	144,440	406,890	(65%)	426,988	569,697	(25%)
Excess costs	—	—	—	(66,867)	—	—
Recovery of excess costs and accrued interest	67,484	—	—	67,484	—	—

Total Costs	1,444,213	2,035,803	(29%)	2,748,179	3,753,371	(27%)

Net Proceeds	$2,056,654	$4,729,626	(57%)	$4,173,162	$9,442,830	(56%)

Net Profits Income	$1,816,119	$4,221,331	(57%)	$3,695,669	$8,328,790	(56%)

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

(c)	Includes an overhead fee which is deducted and retained by XTO Energy. This fee is currently $23,470 per month and is subject to adjustment each May based on an oil and gas industry index.

The following are explanations of significant variances from second quarter 2001 to second quarter 2002 and from the first six months of 2001 to the comparable period in 2002:

Sales Volumes

Oil sales volumes increased 4% for second quarter 2002 and 2% for the six-month period as compared with the same 2001 periods, while gas sales volumes remained relatively flat for the quarter and increased 9% for the six-month period. Increased sales volumes are primarily because of the timing of cash receipts, partially offset by natural decline.

Sales Prices

Oil

The average oil price decreased 18% to $20.50 per Bbl for the second quarter and 30% to $18.88 for the six-month period. Trust oil prices were significantly higher in the first half of 2001 as a result of global demand outpacing supply at the end of 2000 and early in 2001. Lagging demand, resulting from a worldwide economic slowdown, caused oil prices to decline during the remainder of 2001. OPEC members agreed to cut daily production by one million barrels in April 2001 and an additional one million barrels in September 2001 to adjust for weak demand and excess supply. The economic decline was accelerated by the terrorist attacks in the U.S. on September 11, 2001, placing additional downward pressure on oil prices. OPEC cut an additional 1.5 million barrels per day for the first half of 2002, and in June 2002, announced it would maintain the production cut through September 2002. Oil prices have shown some strengthening during 2002, but are expected to remain volatile. The average NYMEX oil price for May through July 2002 was $26.52 per Bbl. At August 1, 2002, the average NYMEX futures price for the following twelve months was $25.20. Recent trust oil prices have averaged approximately $2.60 lower than the NYMEX price.

Gas

Gas prices for the second quarter decreased 62% to $2.57 per Mcf and for the six-month period decreased 61% to $2.55 per Mcf. Gas prices were unusually high at the beginning of 2001 as winter demand strained already low gas supplies. Prices subsequently declined and gas storage levels increased in 2001 because of fuel switching due to higher prices, milder weather and a weaker economy, which reduced demand for gas to generate electricity. Although the winter of 2001-2002 was one of the warmest on record with resulting higher than average storage levels, gas prices increased slightly during second quarter 2002. The average NYMEX gas price for April through June 2002 was $3.44 per MMBtu. Continuing mild weather and a weak economy have further reduced demand, causing current NYMEX prices again to drop below $3.00. At August 1, 2002, the average NYMEX futures price for the following twelve months was $3.39 per MMBtu. Gas prices are expected to remain volatile. Recent trust gas prices have approximated the NYMEX price.

Costs

Taxes

Taxes, transportation and other decreased 43% for the second quarter and 51% for the six-month period primarily because of lower production taxes related to decreased revenues. The six-month decrease also includes a reduction in property taxes.

Production Expenses

Production expenses remained relatively level with the comparable prior year periods. Fluctuations in production expense are generally related to the timing of maintenance projects.

Development

Development costs decreased for the second quarter and the six-month period primarily because of reduced carbon dioxide injectant cost on one of the properties underlying the Texas 75% net profits interests and reduced drilling activity on one of the properties underlying the Oklahoma 75% net profits interests.

Excess Costs

During first quarter 2002, costs exceeded revenues by $66,867 ($50,150 net to the trust) for the Texas 75% net profits interests as a result of lower oil prices. Total excess costs and accrued interest of $67,484 ($50,613 net to the trust) were fully recovered during the second quarter of 2002. There were no excess costs during second quarter 2002 or in 2001.

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

PART II.    OTHER INFORMATION

Items 1 through 5.    Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K.

(a	)	Exhibits.

		Exhibit Number and Description	Page

		(15) Awarenessletter of KPMG LLP	18

(99) Item 7a. to the Annual Report on Form 10-K for Cross Timbers Royalty Trust filed with the Securities and Exchange Commission on March 28, 2002 (incorporated herein by reference)

(b	)	Reports on Form 8-K.

    On June 28, 2002, the trust filed a report on Form 8-K dated June 25, 2002, to report its appointment of KPMG LLP as the trust’s independent auditors for fiscal 2002 to replace Arthur Andersen LLP, effective with such appointment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSS TIMBERS ROYALTY TRUST BY BANK OF AMERICA, N.A., TRUSTEE

	By:	/s/ NANCY G. WILLIS
Nancy G. Willis Assistant Vice President

XTO ENERGY INC.

Date: August 14, 2002	By:	/s/ LOUIS G. BALDWIN
Louis G. Baldwin Executive Vice President and Chief Financial Officer