Form 10-Q
period 2002-09-30
CROSS TIMBERS ROYALTY TRUST
filed 2002-10-25
CIK 881787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Outstanding as of October 1, 2002

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

CROSS TIMBERS ROYALTY TRUST

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest annual report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at September 30, 2002, and the distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2002 and 2001, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

The financial data for the three- and nine-month periods ended September 30, 2002 included herein have been subjected to a limited review by KPMG LLP, the registrant’s independent accountants. The accompanying review report of independent accountants is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent accountant’s liability under Section 11 does not extend to it. The trust’s financial statements for the year ended December 31, 2001 were audited by other independent accountants.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

Bank of America, N.A., as Trustee
    for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of September 30, 2002 and the related condensed statements of distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2002. These condensed financial statements are the responsibility of the trustee.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

The financial statements of Cross Timbers Royalty Trust as of and for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors’ report, dated March 19, 2002, on those financial statements was unqualified, and included an explanatory paragraph that described the Trust’s basis of accounting discussed in Note 2 to the financial statements. Such financial statements were not audited by us and, accordingly, we do not express an opinion or any form of assurance on the information set forth in the accompanying condensed statements of assets, liabilities and trust corpus as of December 31, 2001. Additionally, the condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2001, and the related condensed statements of changes in trust corpus for the three-month and nine-month periods ended September 30, 2001, were not reviewed or audited by us and, accordingly, we do not express an opinion or any form of assurance on them.

KPMG LLP

Dallas, Texas
October 9, 2002

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Cash and short-term investments	$798,382	$852,349
Interest to be received	542	479
Net profits interests in oil and gas properties—net	27,295,991	28,895,086

	$28,094,915	$29,747,914

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$798,924	$852,828
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	27,295,991	28,895,086

	$28,094,915	$29,747,914

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Net profits income	$2,526,363	$3,451,168	$6,222,032	$11,779,958
Interest income	1,468	4,479	3,328	17,751

Total income	2,527,831	3,455,647	6,225,360	11,797,709
Administration expense	33,397	57,007	202,632	171,197

Distributable income	$2,494,434	$3,398,640	$6,022,728	$11,626,512

Distributable income per unit (6,000,000 units)	$0.415739	$0.566440	$1.003788	$1.937752

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Trust corpus, beginning of period	$27,946,913	$29,872,361	$28,895,086	$30,755,456
Amortization of net profits interests	(650,922)	(483,763)	(1,599,095)	(1,366,858)
Distributable income	2,494,434	3,398,640	6,022,728	11,626,512
Distributions declared	(2,494,434)	(3,398,640)	(6,022,728)	(11,626,512)

Trust corpus, end of period	$27,295,991	$29,388,598	$27,295,991	$29,388,598

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

The financial statements of the trust differ from those prepared in conformity with GAAP because revenues are recognized when received rather than accrued in the month of production, expenses are recognized when paid rather than when incurred, and certain cash reserves may be established for contingencies which would not be accrued under GAAP.

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value on February 12, 1991, the creation date of the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $33,804,458 as of September 30, 2002 and $32,205,363 as of December 31, 2001.

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

Based on 2002 qualifying sales volumes and the factors used in the calculation of the 2001 coal seam tax credit, the credit is estimated to be $0.027 per unit for the quarter ended September 30, 2002 and $0.075 per unit for the nine months ended September 30, 2002. The actual coal seam tax credit per unit was $0.029 for the quarter ended September 30, 2001 and $0.083 for the nine months ended September 30, 2001. Final 2002 coal seam tax credit data will be provided to unitholders with year-end tax information.

3.    Excess Costs

During first quarter 2002, costs exceeded revenues by $66,867 ($50,150 net to the trust) for the Texas 75% net profits interests as a result of lower oil prices. Total excess costs and accrued interest of $67,484 ($50,613 net to the trust) were fully recovered during the second quarter of 2002. There were no excess costs during the second or third quarters of 2002 or in 2001.

Item 2.    Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the trustee’s discussion and analysis contained in the trust’s 2001 annual report, as well as the condensed financial statements and notes thereto included in this quarterly report on Form 10-Q.

Distributable Income

Quarter

For the quarter ended September 30, 2002, net profits income was $2,526,363 compared to $3,451,168 for third quarter 2001. This 27% decrease in net profits income is the result of lower gas prices. See “Net Profits Income” below.

After considering interest income of $1,468 and administration expense of $33,397, distributable income for the quarter ended September 30, 2002 was $2,494,434, or $0.415739 per unit of beneficial interest. Administration expense for the quarter decreased 41% from the prior year quarter primarily because of the timing of expenditures. Decreased interest income over these periods was primarily because of the decline in net profits income and interest rates. For third quarter 2001, distributable income was $3,398,640, or $0.566440 per unit. Distributions to unitholders for the quarter ended September 30, 2002 were:

Record Date	Payment Date	Distribution per Unit
July 31, 2002	August 14, 2002	$0.133730
August 30, 2002	September 16, 2002	0.148855
September 30, 2002	October 15, 2002	0.133154

		$0.415739

Nine Months

For the nine months ended September 30, 2002, net profits income was $6,222,032 compared to $11,779,958 for the same 2001 period. This 47% decrease in net profits income is the result of lower oil and gas prices. See “Net Profits Income” below.

After considering interest income of $3,328 and administration expense of $202,632, distributable income for the nine months ended September 30, 2002 was $6,022,728, or $1.003788 per unit of beneficial interest. Administration expense for the first nine months of 2002 increased 18% from the comparable 2001 period primarily because of the timing of expenditures. Interest income decreased over these periods primarily because of the decrease in net profits income and interest rates. For the nine months ended September 30, 2001, distributable income was $11,626,512, or $1.937752 per unit.

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

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended September 30 (a)		Increase (Decrease)		Nine Months Ended September 30 (a)		Increase (Decrease)
	2002	2001			2002	2001
Sales Volumes
Oil (Bbls) (b)
Underlying properties	82,098	89,767	(9%	)	247,583	251,905	(2%	)
Average per day	892	976	(9%	)	907	923	(2%	)
Net profits interests	35,086	31,251	12%		90,867	96,337	(6%	)
Gas (Mcf) (b)
Underlying properties	765,149	786,819	(3%	)	2,252,300	2,155,922	4%
Average per day	8,408	8,646	(3%	)	8,250	7,897	4%
Net profits interests	666,965	685,440	(3%	)	1,965,858	1,882,935	4%
Average Sales Prices
Oil (per Bbl)	$24.79	$24.07	3%		$20.84	$25.87	(19%	)
Gas (per Mcf)	$3.05	$4.77	(36%	)	$2.72	$5.84	(53%	)
Revenues
Oil sales	$2,034,911	$2,160,760	(6%	)	$5,159,662	$6,517,105	(21%	)
Gas sales	2,333,566	3,753,686	(38%	)	6,130,156	12,593,542	(51%	)

Total Revenues	4,368,477	5,914,446	(26%	)	11,289,818	19,110,647	(41%	)

Costs
Taxes, transportation and other	604,112	871,073	(31%	)	1,453,581	2,607,233	(44%	)
Production expense (c)	790,719	729,289	8%		2,261,824	2,176,803	4%
Development costs	79,575	400,964	(80%	)	506,563	970,661	(48%	)
Excess costs	—	—	—		(66,867)	—	—
Recovery of excess costs and accrued interest	—	—	—		67,484	—	—

Total Costs	1,474,406	2,001,326	(26%	)	4,222,585	5,754,697	(27%	)

Net Proceeds	$2,894,071	$3,913,120	(26%	)	$7,067,233	$13,355,950	(47%	)

Net Profits Income	$2,526,363	$3,451,168	(27%	)	$6,222,032	$11,779,958	(47%	)

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

(b)
Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expenses and development costs. Changes in any of these factors may result indisproportionate fluctuations in volumes allocated to the net profits interests. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)	Includes an overhead fee which is deducted and retained by XTO Energy. This fee is currently $23,470 per month and is subject to adjustment each May based on an oil and gas industry index.

The following are explanations of significant variances from third quarter 2001 to third quarter 2002 and from the first nine months of 2001 to the comparable period in 2002:

Sales Volumes

Oil

Decreased oil sales volumes for the quarter are primarily because of natural production decline, prior period volume adjustments recorded in 2002 and timing of cash receipts. Decreased oil volumes for the nine-month period are primarily because of natural production decline and timing of cash receipts.

Gas

Decreased gas sales volumes for the quarter are primarily because of natural production decline, partially offset by timing of cash receipts and prior period volume adjustments recorded in 2002. Increased gas volumes for the nine-month period are primarily because of timing of cash receipts and prior period volume adjustments recorded in 2001, partially offset by natural production decline.

Sales Prices

Oil

The average oil price increased 3% to $24.79 per Bbl for the third quarter and decreased 19% to $20.84 for the nine-month period. Trust oil prices were significantly higher in the first nine months of 2001 as a result of global demand outpacing supply at the end of 2000 and early in 2001. Lagging demand, resulting from a worldwide economic slowdown, caused oil prices to decline during the remainder of 2001. OPEC members agreed to cut daily production by one million barrels in April 2001 and an additional one million barrels in September 2001 to adjust for weak demand and excess supply. The economic decline was accelerated by the terrorist attacks in the U.S. on September 11, 2001, placing additional downward pressure on oil prices. OPEC cut an additional 1.5 million barrels per day for the first nine months of 2002, and in September 2002, announced it would maintain the production cut through December 2002. Oil prices have been higher in recent months because of rising tension in the Middle East. The average NYMEX oil price for August and September 2002 was $25.87 per Bbl. At October 15, 2002, the average NYMEX futures price for the following twelve months was $27.45. Recent trust oil prices have averaged approximately $2.20 lower than the NYMEX price.

Gas

Gas prices for the third quarter decreased 36% to $3.05 per Mcf and for the nine-month period decreased 53% to $2.72 per Mcf. Gas prices were unusually high at the beginning of 2001 as winter demand strained already low gas supplies. Prices subsequently declined and gas storage levels increased in 2001 because of fuel switching due to higher prices, milder weather and a weaker economy, which reduced demand for gas to generate electricity. Although the winter of 2001-2002 was one of the warmest on record with resulting higher than average storage levels, gas prices have increased slightly during 2002. The average NYMEX gas price for July through September 2002 was $3.20 per MMBtu. Gas prices recently have increased because of the threat of interruption of gas supplies by hurricanes in the Gulf of Mexico. At October 15,

2002, the average NYMEX futures price for the following twelve months was $4.12 per MMBtu. Gas prices are expected to remain volatile. Recent trust gas prices have been approximately $0.30 below the NYMEX price. This differential has increased from the second quarter because of lower West Coast demand for San Juan Basin gas.

Costs

Taxes

Taxes, transportation and other decreased 31% for the third quarter and 44% for the nine-month period primarily because of lower production taxes related to decreased revenues and a reduction in property taxes.

Production Expenses

Production expenses increased 8% for the third quarter and 4% for the nine-month period primarily because of timing of maintenance projects on properties underlying the Texas 75% net profits interests.

Development

Development costs decreased for the third quarter and the nine-month period primarily because of reduced tertiary injectant cost on one of the properties underlying the Texas 75% net profits interests and reduced drilling activity on one of the properties underlying the Oklahoma 75% net profits interests.

Excess Costs

During first quarter 2002, costs exceeded revenues by $66,867 ($50,150 net to the trust) for the Texas 75% net profits interests as a result of lower oil prices. Total excess costs and accrued interest of $67,484 ($50,613 net to the trust) were fully recovered during the second quarter of 2002. There were no excess costs during the second or third quarters of 2002 or in 2001.

Forward-Looking Statements

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements regarding the net profits interests, underlying properties, development costs, oil and gas prices, and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part II, Item 7 of the trust’s annual report on Form 10-K for the year ended December 31, 2001, which is incorporated by this reference as though fully set forth herein. Although XTO Energy and the trustee believe that the expectations reflected in such forward-looking statements are reasonable, neither XTO Energy nor the trustee can give any assurance that such expectations will prove to be correct.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the trust’s market risks, as disclosed in the trust’s Form 10-K for the year ended December 31, 2001.

Item 4.    Controls and Procedures

Within the 90 days prior to the date of this report, the trustee carried out an evaluation of the effectiveness of the design and operation of the trust’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the trustee concluded that the trust’s disclosure controls and procedures are effective in timely alerting the trustee to material information relating to the trust required to be included in the trust’s periodic filings with the Securities and Exchange Commission. No significant changes in the trust’s internal controls or other factors that could affect these controls have occurred subsequent to the date of such evaluation.

PART II—OTHER INFORMATION

Items 1 through 5.    Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number and Description
(15)	Awareness letter of KPMG LLP

(99)	Item 7a. to the Annual Report on Form 10-K for Cross Timbers Royalty Trust filed with the Securities and Exchange Commission on March 28, 2002 (incorporated herein by reference)

(99.1)	Trustee Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

On August 14, 2002, the trust filed a report on Form 8-K dated August 14, 2002, to furnish the trustee’s certification of the trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSS TIMBERS ROYALTY TRUST BY BANK OF AMERICA, N.A., TRUSTEE

	By	/s/ NANCY G. WILLIS
Nancy G. Willis Assistant Vice President

XTO ENERGY INC

Date: October 25, 2002	By	/s/ LOUIS G. BALDWIN
Louis G. Baldwin Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Nancy G. Willis, certify that on behalf of Bank of America, N.A., Trustee of Cross Timbers Royalty Trust that:

1.	I have reviewed this quarterly report on Form 10-Q of Cross Timbers Royalty Trust;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, distributable income and changes in trust corpus of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves persons who have a significant role in the registrant’s internal controls; and

6.
I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

BANK OF AMERICA, N.A.

Date: October 25, 2002	By:	/s/ NANCY G. WILLIS
Nancy G. Willis Assistant Vice President