Form 10-Q
period 2003-03-31
CROSS TIMBERS ROYALTY TRUST
filed 2003-05-07
CIK 881787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of May 1, 2003
6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

CROSS TIMBERS ROYALTY TRUST

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at March 31, 2003, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2003 and 2002, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

Bank of America, N.A., as Trustee
for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of March 31, 2003 and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2003 and 2002. These condensed financial statements are the responsibility of the trustee.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of December 31, 2002, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein), included in the Trust’s 2002 Annual Report on Form 10-K, and in our report dated March 14, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2002 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus included in the trust’s 2002 Annual Report on Form 10-K from which it has been derived.

KPMG LLP

Dallas, Texas

April 30, 2003

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	March 31, 2003	December 31, 2002

ASSETS

Cash and short-term investments	$1,058,414	$1,248,735
Interest to be received	412	555
Net profits interests in oil and gas properties—net (Note 1)	26,079,477	26,556,533

	$27,138,303	$27,805,823

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$1,058,826	$1,249,290
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	26,079,477	26,556,533

	$27,138,303	$27,805,823

The accompanying note to condensed financial statements is an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended March 31
	2003	2002

Net profits income	$2,662,646	$1,879,550
Interest income	991	926

Total income	2,663,637	1,880,476
Administration expense	68,409	75,730

Distributable income	$2,595,228	$1,804,746

Distributable income per unit (6,000,000 units)	$0.432538	$0.300791

The accompanying note to condensed financial statements is an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended March 31
	2003	2002

Trust corpus, beginning of period	$26,556,533	$28,895,086
Amortization of net profits interests	(477,056)	(484,544)
Distributable income	2,595,228	1,804,746
Distributions declared	(2,595,228)	(1,804,746)

Trust corpus, end of period	$26,079,477	$28,410,542

The accompanying note to condensed financial statements is an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Note to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value on February 12, 1991, the creation date of the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $35,020,972 as of March 31, 2003 and $34,543,916 as of December 31, 2002.

Item 2.    Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the trustee’s discussion and analysis contained in the trust’s 2002 annual report, as well as the condensed financial statements and note thereto included in this quarterly report on Form 10-Q. The trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the trust’s web site at www.crosstimberstrust.com.

Distributable Income

Quarter

For the quarter ended March 31, 2003, net profits income was $2,662,646 compared to $1,879,550 for first quarter 2002. This 42% increase in net profits income is primarily the result of higher oil and gas prices. See “Net Profits Income” below.

After considering interest income of $991 and administration expense of $68,409, distributable income for the quarter ended March 31, 2003 was $2,595,228, or $0.432538 per unit of beneficial interest. Administration expense for the quarter decreased 10% from the prior year quarter primarily because of the timing of expenditures. For first quarter 2002, distributable income was $1,804,746, or $0.300791 per unit. Distributions to unitholders for the quarter ended March 31, 2003 were:

Record Date	Payment Date	Distribution per Unit
January 31, 2003	February 14, 2003	$0.108651
February 28, 2003	March 14, 2003	0.147416
March 31, 2003	April 14, 2003	0.176471

		$0.432538

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

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended March 31 (a)		Increase (Decrease)
	2003	2002

Sales Volumes
Oil (Bbls) (b)
Underlying properties	79,527	83,111	(4%)
Average per day	864	903	(4%)
Net profits interests	33,606	27,302	23%

Gas (Mcf) (b)
Underlying properties	652,435	780,720	(16%)
Average per day	7,092	8,486	(16%)
Net profits interests	559,038	685,423	(18%)

Average Sales Prices
Oil (per Bbl)	$26.89	$17.28	56%
Gas (per Mcf)	$3.90	$2.54	54%

Revenues
Oil sales	$2,138,382	$1,436,108	49%
Gas sales	2,546,301	1,984,366	28%

Total Revenues	4,684,683	3,420,474	37%

Costs
Taxes, transportation and other	743,050	337,754	120%
Production expense (c)	821,523	750,531	9%
Development costs	49,842	282,548	(82%)
Excess costs	—	(66,867)	—

Total Costs	1,614,415	1,303,966	24%

Net Proceeds	$3,070,268	$2,116,508	45%

Net Profits Income	$2,662,646	$1,879,550	42%

(a)	Because of the interval between time of production and receipt of royalty income by the trust, oil and gas sales for the quarter ended March 31 generally represent oil production for the period November through January and gas production for the period October through December.

(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expenses and development costs. Changes in any of these factors may result in disproportionate fluctuations in volumes allocated to the net profits interests. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)	Includes an overhead fee which is deducted and retained by XTO Energy. This fee is currently $23,470 per month and is subject to adjustment each May based on an oil and gas industry index.

The following are explanations of significant variances from first quarter 2002 to 2003:

Sales Volumes

Oil

Decreased oil sales volumes for the quarter are primarily because of natural production decline, partially offset by timing of cash receipts.

Gas

Decreased gas sales volumes for the quarter are primarily because of natural production decline, timing of cash receipts and prior period volume adjustments recorded in 2003.

Sales Prices

Oil

The first quarter 2003 average oil price was $26.89 per Bbl, a 56% increase from the first quarter 2002 price of $17.28 per Bbl. OPEC members agreed to cut daily production by 1.5 million barrels in 2002 to support oil prices affected by weak demand and excess supply. Oil prices increased during 2002 largely because of OPEC production discipline and rising uncertainty surrounding the Middle East. OPEC members agreed to increase daily oil production 1.5 million barrels beginning February 1, 2003, to help stabilize a volatile world market. Oil prices have remained volatile in 2003, however, because of the war in Iraq and anticipated resumption of Iraqi oil exports. On April 24, 2003, OPEC members tentatively agreed to reduce daily oil production by 2 million barrels beginning June 1, 2003. The average NYMEX price for February through April 2003 was $32.38 per Bbl. At May 1, 2003, the average NYMEX futures price for the following twelve months was $25.22 per Bbl. Recent trust oil prices have averaged approximately $3.00 per Bbl lower than the NYMEX price.

Gas

The first quarter 2003 average gas price was $3.90 per Mcf, a 54% increase from the first quarter 2002 price of $2.54. The winter of 2001-2002 was one of the warmest on record, resulting in higher than average gas storage levels and lower gas prices in first quarter 2002. Prices gradually climbed in 2002 as a result of low levels of drilling activity, increased industrial demand, colder weather in late 2002 and international instability. With colder than normal weather and seasonally low gas storage levels, gas prices have continued to rise in 2003. The average NYMEX price for January through March 2003 was $5.92 per MMBtu. At May 1, 2003, the average NYMEX futures price for the following twelve months was $5.35 per MMBtu. Recent trust gas prices have approximated the NYMEX price.

Costs

Taxes

Taxes, transportation and other increased 120% for the first quarter primarily because of increased Texas property taxes and higher production taxes related to higher product prices and timing of disbursements.

Production Expenses

Production expenses were 9% higher for the first quarter because of the timing of maintenance projects on one of the properties underlying the Texas 75% net profits interests and one of the properties underlying the Oklahoma 75% net profit interests.

Development

Development costs were 82% lower for the first quarter primarily because of reduced tertiary injectant costs and reduced drilling activity on properties underlying the Texas 75% net profits interests.

Excess Costs

During first quarter 2002, costs exceeded revenues by $66,867 ($50,150 net to the trust) for the Texas 75% net profits interests as a result of lower oil prices. Total excess costs and accrued interest of $67,484 ($50,613 net to the trust) were fully recovered during the second quarter of 2002. There were no excess costs during the remainder of 2002 or in the first quarter of 2003.

Forward-Looking Statements

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements regarding the net profits interests, underlying properties, development activities, development, production and other costs, oil and gas prices, and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part II, Item 7 of the trust’s Annual Report on Form 10-K for the year ended December 31, 2002, which is incorporated by this reference as though fully set forth herein. Although XTO Energy and the trustee believe that the expectations reflected in such forward-looking statements are reasonable, neither XTO Energy nor the trustee can give any assurance that such expectations will prove to be correct.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the trust’s market risks, as disclosed in Part II, Item 7a of the trust’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.    Controls and Procedures.

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

PART II—OTHER INFORMATION

Items 1 through 5.    Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits.

Exhibit Number and Description

(15)	Awareness letter of KPMG LLP

(99)	Items 7 and 7a to the Annual Report on Form 10-K for Cross Timbers Royalty Trust filed with the Securities and Exchange Commission on March 31, 2003 (incorporated herein by reference)

(99.1)	Trustee Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K.

No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSS TIMBERS ROYALTY TRUST By BANK OF AMERICA, N.A., TRUSTEE

	By	NANCY G. WILLIS
Nancy G. Willis
Assistant Vice President

XTO ENERGY INC.

Date: May 6, 2003	By	LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President
and Chief Financial Officer

CERTIFICATIONS

I, Nancy G. Willis, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cross Timbers Royalty Trust, for which Bank of America, N.A. acts as Trustee;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, distributable income and changes in trust corpus of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), or for causing such procedures to be established and maintained, for the registrant and I have:

a)	designed such disclosure controls and procedures, or caused such controls and procedures to be designed, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

b)	any fraud, whether or not material, that involves persons who have a significant role in the registrant’s internal controls; and

6.	I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

In giving the certifications in paragraphs 4, 5 and 6 above, I have relied to the extent I consider reasonable on information provided to me by XTO Energy Inc.

Date: May 6, 2003	By	NANCY G. WILLIS
Nancy G. Willis
Assistant Vice President
Bank of America, N.A.