Form 10-Q
period 2003-06-30
CROSS TIMBERS ROYALTY TRUST
filed 2003-08-06
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-10982

Cross Timbers Royalty Trust

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	75-6415930 (I.R.S. Employer Identification No.)

Bank of America, N.A., P.O. Box 830650, Dallas, Texas (Address of principal executive offices)	75283-0650 (Zip Code)

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

Outstanding as of August 1, 2003

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at June 30, 2003, and the distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2003 and 2002, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

Bank of America, N.A., as Trustee

for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of June 30, 2003 and the related condensed statements of distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2003 and 2002. These condensed financial statements are the responsibility of the trustee.

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

KPMG LLP

Dallas, Texas

July 25, 2003

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and short-term investments	$1,258,859	$1,248,735
Interest to be received	469	555
Net profits interests in oil and gas properties—net (Note 1)	25,612,459	26,556,533

	$26,871,787	$27,805,823

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$1,259,328	$1,249,290
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	25,612,459	26,556,533

	$26,871,787	$27,805,823

The accompanying note to condensed financial statements is an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net profits income	$3,755,142	$1,816,119	$6,417,788	$3,695,669
Interest income	1,403	934	2,394	1,860

Total income	3,756,545	1,817,053	6,420,182	3,697,529
Administration expense	88,409	93,505	156,818	169,235

Distributable income	$3,668,136	$1,723,548	$6,263,364	$3,528,294

Distributable income per unit (6,000,000 units)	$0.611356	$0.287258	$1.043894	$0.588049

The accompanying note to condensed financial statements is an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Trust corpus, beginning of period	$26,079,477	$28,410,542	$26,556,533	$28,895,086
Amortization of net profits interests	(467,018)	(463,629)	(944,074)	(948,173)
Distributable income	3,668,136	1,723,548	6,263,364	3,528,294
Distributions declared	(3,668,136)	(1,723,548)	(6,263,364)	(3,528,294)

Trust corpus, end of period	$25,612,459	$27,946,913	$25,612,459	$27,946,913

The accompanying note to condensed financial statements is an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Note to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

The financial statements of Cross Timbers Royalty Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with generally accepted accounting principles (“GAAP”):

–	Net profits income recorded for a month is the amount computed and paid by the interest owner, XTO Energy Inc., to Bank of America, N.A., as trustee for the trust. Net profits income consists of net proceeds received by XTO Energy Inc. from the underlying properties in the prior month, multiplied by net profit percentages of 90% for the 90% net profits interests, and 75% for the 75% net profits interests.

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

–	Net profits income is computed separately for each of five conveyances under which the net profits interests were conveyed to the trust. If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from the other conveyances.

–	Interest income, interest to be received and distribution payable to unitholders include interest to be earned from the monthly record date (last business day of the month) through the date of the next distribution to unitholders.

–	Trust expenses are recorded based on liabilities paid and cash reserves established by the trustee for liabilities and contingencies.

–	Distributions to unitholders are recorded when declared by the trustee.

The financial statements of the trust differ from those prepared in conformity with GAAP because revenues are recognized when received rather than accrued in the month of production, expenses are recognized when paid rather than when incurred, and certain cash reserves may be established for contingencies which would not be accrued under GAAP.

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value on February 12, 1991, the creation date of the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $35,487,990 as of June 30, 2003 and $34,543,916 as of December 31, 2002.

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

Distributable Income

Quarter

For the quarter ended June 30, 2003, net profits income was $3,755,142 compared to $1,816,119 for second quarter 2002. This 107% increase in net profits income is the result of higher oil and gas prices. See “Net Profits Income” below.

After considering interest income of $1,403 and administration expense of $88,409, distributable income for the quarter ended June 30, 2003 was $3,668,136, or $0.611356 per unit of beneficial interest. Administration expense for the quarter decreased 5% from the prior year quarter primarily because of the timing of expenditures. For second quarter 2002, distributable income was $1,723,548, or $0.287258 per unit. Distributions to unitholders for the quarter ended June 30, 2003 were:

Record Date	Payment Date	Distribution per Unit
April 30, 2003	May 14, 2003	$0.204612
May 30, 2003	June 13, 2003	0.196856
June 30, 2003	July 15, 2003	0.209888

		$0.611356

Six Months

For the six months ended June 30, 2003, net profits income was $6,417,788 compared to $3,695,669 for the same 2002 period. This 74% increase in net profits income is the result of higher oil and gas prices. See “Net Profits Income” below.

After considering interest income of $2,394 and administration expense of $156,818, distributable income for the six months ended June 30, 2003 was $6,263,364, or $1.043894 per unit of beneficial interest. Administration expense for the first half of 2003 decreased 7% from the comparable 2002 period primarily because of the timing of expenditures. For the six months ended June 30, 2002, distributable income was $3,528,294, or $0.588049 per unit.

Net Profits Income

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil production and three months after gas production. Net profits income is generally affected by three major factors:

–	oil and gas sales volumes,

–	oil and gas sales prices, and

–	costs deducted in the calculation of net profits income.

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

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended June 30 (a)		Increase (Decrease)	Six Months Ended June 30 (a)		Increase (Decrease)
	2003	2002		2003	2002
Sales Volumes
Oil (Bbls) (b)
Underlying properties	69,111	82,374	(16)%	148,638	165,485	(10)%
Average per day	777	926	(16)%	821	914	(10)%
Net profits interests	30,878	28,479	8%	64,484	55,781	16%
Gas (Mcf) (b)
Underlying properties	723,912	706,430	2%	1,376,347	1,487,151	(7)%
Average per day	8,043	7,849	2%	7,562	8,171	(7)%
Net profits interests	638,022	613,470	4%	1,197,060	1,298,893	(8)%
Average Sales Prices
Oil (per Bbl)	$29.82	$20.50	45%	$28.25	$18.88	50%
Gas (per Mcf)	$5.36	$2.57	109%	$4.67	$2.55	83%
Revenues
Oil sales	$2,061,237	$1,688,643	22%	$4,199,619	$3,124,751	34%
Gas sales	3,879,357	1,812,224	114%	6,425,658	3,796,590	69%

Total Revenues	5,940,594	3,500,867	70%	10,625,277	6,921,341	54%

Costs
Taxes, transportation and other	796,598	511,715	56%	1,539,648	849,469	81%
Production expense (c)	826,444	720,574	15%	1,647,967	1,471,105	12%
Development costs	46,574	144,440	(68)%	96,416	426,988	(77)%
Excess costs	—	—	—	—	(66,867)	—
Recovery of excess costs and accrued interest	—	67,484	—	—	67,484	—

Total Costs	1,669,616	1,444,213	16%	3,284,031	2,748,179	19%

Net Proceeds	$4,270,978	$2,056,654	108%	$7,341,246	$4,173,162	76%

Net Profits Income	$3,755,142	$1,816,119	107%	$6,417,788	$3,695,669	74%

(a)	Because of the interval between time of production and receipt of royalty income by the trust, (1) oil and gas sales for the quarter ended June 30 generally represent oil production for the period February through April and gas production for the period January through March and (2) oil and gas sales for the six months ended June 30 generally represent oil production for the period November through April and gas production for the period October through March.

(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expenses and development costs. Changes in any of these factors may result in disproportionate fluctuations in volumes allocated to the net profits interests. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)	Includes an overhead fee which is deducted and retained by XTO Energy. This fee is currently $22,742 per month and is subject to adjustment each May based on an oil and gas industry index.

The following are explanations of significant variances from second quarter 2002 to second quarter 2003 and from the first six months of 2002 to the comparable period in 2003:

Sales Volumes

Oil

Oil sales volumes decreased 16% for second quarter 2003 and 10% for the six-month period as compared with the same 2002 periods. Decreased oil sales volumes are primarily because of natural production decline and prior period volume adjustments. Decreased volumes in the six-month period were partially offset by timing of cash receipts.

Gas

Gas sales volumes increased 2% for second quarter 2003 and decreased 7% for the six-month period as compared with the same 2002 periods. Increased gas sales volumes for the quarter are primarily because of timing of cash receipts, largely offset by natural production decline. Decreased gas sales volumes for the six-month period are primarily because of natural production decline, partially offset by timing of cash receipts.

Sales Prices

Oil

The average oil price increased 45% to $29.82 per Bbl for the second quarter and 50% to $28.25 per Bbl for the six-month period. Because of lower prices, OPEC members agreed to cut daily production by 1.5 million barrels in 2002 to support oil prices affected by weak demand and excess supply. Oil prices increased during 2002 largely because of OPEC production discipline and rising uncertainty surrounding the Middle East. OPEC members agreed to increase daily oil production 1.5 million barrels beginning February 1, 2003, to help stabilize a volatile world market. Oil prices have remained relatively high in 2003, however, because of the war in Iraq, slower than anticipated resumption of Iraqi oil exports and unusually low storage levels. OPEC members agreed to reduce daily oil production by 2 million barrels beginning June 1, 2003. At its July 31 meeting, OPEC members agreed to hold oil production steady due to market stability and adequate supply, and to reevaluate production levels in September. The average NYMEX price for May through July 2003 was $29.79 per Bbl. At August 1, 2003, the average NYMEX futures price for the following twelve months was $29.42 per Bbl. Recent trust oil prices have averaged approximately $2.60 per Bbl lower than the NYMEX price.

Gas

Gas prices for the second quarter increased 109% to $5.36 per Mcf and for the six-month period increased 83% to $4.67 per Mcf. The winter of 2001-2002 was one of the warmest on record, resulting in higher than average gas storage levels and lower gas prices in the first six months of 2002. Prices gradually climbed in 2002 as a result of low levels of drilling activity, increased industrial demand, colder weather late in 2002 and international instability. With colder than normal weather, record low gas storage levels and continued increasing demand, gas prices have remained relatively high during the first five months of 2003. Since May 1, higher than normal levels of gas have been injected into storage due to diminished demand related to higher prices. As a result, natural gas prices have weakened recently. Prices for the remainder of 2003 will be influenced by weather, including any hurricanes that might disrupt production in the Gulf of Mexico, revived demand due to lower prices, the pace of recovery of the domestic economy and increases in North American production. In any case, natural gas prices are expected to remain volatile. The second quarter 2003 gas price is primarily related to production from January through March 2003, when the average NYMEX price was $5.92. The average NYMEX price for April through June 2003 was $5.73 per MMBtu. At August 1, 2003, the average NYMEX futures price for the following twelve months was $5.03 per MMBtu. Recent trust gas prices have averaged approximately $0.20 per MMBtu lower than the NYMEX price.

Costs

Taxes

Taxes, transportation and other increased 56% for the second quarter and 81% for the six-month period. The second quarter increase is because of higher production taxes and other deductions related to higher product prices, partially offset by lower property taxes related to the timing of disbursements. The six-month increase is because of higher production taxes and other deductions related to higher product prices and increased Texas property taxes related to the timing of disbursements.

Production Expenses

Production expenses were 15% higher for the second quarter and 12% higher for the six-month period because of the timing of maintenance projects on one of the properties underlying the Texas 75% net profits interests and one of the properties underlying the Oklahoma 75% net profit interests.

Development

Development costs decreased 68% for the second quarter and 77% for the six-month period primarily because of reduced drilling activity on properties underlying the Texas 75% net profits interests.

Excess Costs

During first quarter 2002, costs exceeded revenues by $66,867 ($50,150 net to the trust) for the Texas 75% net profits interests as a result of lower oil prices. Total excess costs and accrued interest of $67,484 ($50,613 net to the trust) were fully recovered during the second quarter of 2002. There were no excess costs during the remainder of 2002 or in the first half of 2003.

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

As of the end of the period covered by this report, the trustee carried out an evaluation of the effectiveness of the design and operation of the trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the trustee concluded that the trust’s disclosure controls and procedures are effective in timely alerting the trustee to material information relating to the trust required to be included in the trust’s periodic filings with the Securities and Exchange Commission. In its evaluation of disclosure controls and procedures, the trustee has relied, to the extent considered reasonable, on information provided by XTO Energy. There has not been any change in the trust’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the trust’s internal control over financial reporting.

PART II—OTHER INFORMATION

Items 1 through 5. Not Applicable.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number and Description
(15)	Awareness letter of KPMG LLP
(31)	Trustee Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Trustee Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(99)	Items 7 and 7a to the Annual Report on Form 10-K for Cross Timbers Royalty Trust filed with the Securities and Exchange Commission on March 31, 2003 (incorporated herein by reference)

(b) Reports on Form 8-K.

On May 23, 2003, the trust furnished a report on Form 8-K dated May 19, 2003, to announce its monthly cash distribution to unitholders of record on May 30, 2003.

On June 20, 2003, the trust furnished a report on Form 8-K dated June 20, 2003, to announce its monthly cash distribution to unitholders of record on June 30, 2003.

On July 22, 2003, the trust furnished a report on Form 8-K dated July 21, 2003, to announce its monthly cash distribution to unitholders of record on July 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSS TIMBERS ROYALTY TRUST By BANK OF AMERICA, N.A., TRUSTEE

	By:	/s/ NANCY G. WILLIS
Nancy G. Willis Assistant Vice President

XTO ENERGY INC.

Date: August 6, 2003	By:	/s/ LOUIS G. BALDWIN
Louis G. Baldwin Executive Vice President and Chief Financial Officer