Form 10-Q
period 2003-09-30
CROSS TIMBERS ROYALTY TRUST
filed 2003-10-17
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-10982

Cross Timbers Royalty Trust

(Exact name of registrant as specified in its charter)

Texas	75-6415930
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

Bank of America, N.A., P.O. Box 830650, Dallas, Texas	75283-0650
(Address of principal executive offices)	(Zip Code)

(877) 228-5084

(Registrant’s telephone number, including area code)

NONE

(Former name, former address and former fiscal year, if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the ExchangeAct).

Yes  ☐  No  ☒

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of October 1, 2003
6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at September 30, 2003, and the distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2003 and 2002, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

Bank of America, N.A., as Trustee

for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of September 30, 2003 and the related condensed statements of distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2003 and 2002. These condensed financial statements are the responsibility of the trustee.

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

KPMG LLP

Dallas, Texas

October 15, 2003

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	September 30, 2003	December 31, 2002
ASSETS	(Unaudited)
Cash and short-term investments	$1,131,104	$1,248,735

Interest to be received	376	555

Net profits interests in oil and gas properties—net (Note 1)	25,196,602	26,556,533

	$26,328,082	$27,805,823

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$1,131,480	$1,249,290

Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	25,196,602	26,556,533

	$26,328,082	$27,805,823

The accompanying notes to condensed financial statements is an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net profits income	$3,122,116	$2,526,363	$9,539,904	$6,222,032

Interest income	953	1,468	3,347	3,328

Total income	3,123,069	2,527,831	9,543,251	6,225,360

Administration expense	53,457	33,397	210,275	202,632

Distributable income	$3,069,612	$2,494,434	$9,332,976	$6,022,728

Distributable income per unit (6,000,000 units)	$0.511602	$0.415739	$1.555496	$1.003788

The accompanying notes to condensed financial statements is an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Trust corpus, beginning of period	$25,612,459	$27,946,913	$26,556,533	$28,895,086
Amortization of net profits interests	(415,857)	(650,922)	(1,359,931)	(1,599,095)
Distributable income	3,069,612	2,494,434	9,332,976	6,022,728
Distributions declared	(3,069,612)	(2,494,434)	(9,332,976)	(6,022,728)

Trust corpus, end of period	$25,196,602	$27,295,991	$25,196,602	$27,295,991

The accompanying notes to condensed financial statements is an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

The financial statements of Cross Timbers Royalty Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with generally accepted accounting principles (“GAAP”):

-	Net profits income recorded for a month is the amount computed and paid by the interest owner, XTO Energy Inc., to Bank of America, N.A., as trustee for the trust. Net profits income consists of net proceeds received by XTO Energy Inc. from the underlying properties in the prior month, multiplied by net profit percentages of 90% for the 90% net profits interests, and 75% for the 75% net profits interests.

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

-	Net profits income is computed separately for each of five conveyances under which the net profits interests were conveyed to the trust. If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from the other conveyances.

-	Interest income, interest to be received and distribution payable to unitholders include interest to be earned from the monthly record date (last business day of the month) through the date of the next distribution to unitholders.

-	Trust expenses are recorded based on liabilities paid and cash reserves established by the trustee for liabilities and contingencies.

-	Distributions to unitholders are recorded when declared by the trustee.

The financial statements of the trust differ from those prepared in conformity with GAAP because revenues are recognized when received rather than accrued in the month of production, expenses are recognized when paid rather than when incurred, and certain cash reserves may be established for contingencies which would not be accrued under GAAP.

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value on February 12, 1991, the creation date of the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $35,903,847 as of September 30, 2003 and $34,543,916 as of December 31, 2002.

2.	XTO Energy Inc.

On September 18, 2003, XTO Energy distributed all of the 1,360,000 trust units it owned as a dividend to its common stockholders. As of this date, XTO Energy is not a unitholder of the trust.

3.	Contingencies

Several states have enacted legislation to require state income tax withholding from nonresident royalty owners. After consultation with legal counsel, XTO Energy has advised the trustee that it believes the trust is not subject to these withholding requirements. However, final regulations have not been issued. In the event it is determined that the trust is required to withhold state taxes, distributions to the unitholders would be reduced by the required amount, subject to the unitholder’s right to file a state tax return to claim any refund due.

Item 2.	Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the trustee’s discussion and analysis contained in the trust’s 2002 annual report, as well as the condensed financial statements and notes thereto included in this quarterly report on Form 10-Q. The trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the trust’s web site at www.crosstimberstrust.com.

Distributable Income

Quarter

For the quarter ended September 30, 2003, net profits income was $3,122,116 compared to $2,526,363 for third quarter 2002. This 24% increase in net profits income is the result of higher gas prices. See “Net Profits Income” on the following page.

After considering interest income of $953 and administration expense of $53,457, distributable income for the quarter ended September 30, 2003 was $3,069,612, or $0.511602 per unit of beneficial interest. Administration expense for the quarter increased 60% from the prior year quarter primarily because of the timing of expenditures. For third quarter 2002, distributable income was $2,494,434, or $0.415739 per unit. Distributions to unitholders for the quarter ended September 30, 2003 were:

Record Date	Payment Date	Distribution per Unit
July 31, 2003	August 14, 2003	$0.161358
August 29, 2003	September 15, 2003	0.161664
September 30, 2003	October 15, 2003	0.188580

		$0.511602

Nine Months

For the nine months ended September 30, 2003, net profits income was $9,539,904 compared to $6,222,032 for the same 2002 period. This 53% increase in net profits income is the result of higher oil and gas prices. See “Net Profits Income” on the following page.

After considering interest income of $3,347 and administration expense of $210,275, distributable income for the nine months ended September 30, 2003 was $9,332,976, or $1.555496 per unit of beneficial interest. Administration expense for the first nine months of 2003 increased 4% from the comparable 2002 period. For the nine months ended September 30, 2002, distributable income was $6,022,728, or $1.003788 per unit.

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

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended September 30 (a)		Increase (Decrease)	Nine Months Ended September 30 (a)		Increase (Decrease)
	2003	2002		2003	2002
Sales Volumes
Oil (Bbls) (b)
Underlying properties	68,727	82,098	(16%)	217,365	247,583	(12%)
Average per day	747	892	(16%)	796	907	(12%)
Net profits interests	27,906	35,086	(20%)	92,390	90,867	2%
Gas (Mcf) (b)
Underlying properties	639,200	765,149	(16%)	2,015,547	2,252,300	(11%)
Average per day	7,024	8,408	(16%)	7,383	8,250	(11%)
Net profits interests	559,565	666,965	(16%)	1,756,625	1,965,858	(11%)
Average Sales Prices
Oil (per Bbl)	$27.96	$24.79	13%	$28.16	$20.84	35%
Gas (per Mcf)	$5.05	$3.05	66%	$4.79	$2.72	76%
Revenues
Oil sales	$1,921,563	$2,034,911	(6%)	$6,121,182	$5,159,662	19%
Gas sales	3,225,251	2,333,566	38%	9,650,909	6,130,156	57%

Total Revenues	5,146,814	4,368,477	18%	15,772,091	11,289,818	40%

Costs
Taxes, transportation and other	682,538	604,112	13%	2,222,186	1,453,581	53%
Production expense (c)	884,010	790,719	12%	2,531,977	2,261,824	12%
Development costs	27,830	79,575	(65%)	124,246	506,563	(75%)
Excess costs	—	—	—	—	(66,867)	—
Recovery of excess costs and accrued interest	—	—	—	—	67,484	—

Total Costs	1,594,378	1,474,406	8%	4,878,409	4,222,585	16%

Net Proceeds	$3,552,436	$2,894,071	23%	$10,893,682	$7,067,233	54%

Net Profits Income	$3,122,116	$2,526,363	24%	$9,539,904	$6,222,032	53%

(a)	Because of the interval between time of production and receipt of royalty income by the trust, (1) oil and gas sales for the quarter ended September 30 generally represent oil production for the period May through July and gas production for the period April through June and (2) oil and gas sales for the nine months ended September 30 generally represent oil production for the period November through July and gas production for the period October through June.

(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expenses and development costs. Changes in any of these factors may result in disproportionate fluctuations in volumes allocated to the net profits interests. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)	Includes an overhead fee which is deducted and retained by XTO Energy. This fee is currently $22,742 per month and is subject to adjustment each May based on an oil and gas industry index.

The following are explanations of significant variances from third quarter 2002 to third quarter 2003 and from the first nine months of 2002 to the comparable period in 2003:

Sales Volumes

Oil

Oil sales volumes decreased 16% for third quarter 2003 and 12% for the nine-month period as compared with the same 2002 periods. Decreased oil sales volumes are primarily because of natural production decline and timing of cash receipts.

Gas

Gas sales volumes decreased 16% for third quarter 2003 and 11% for the nine-month period as compared with the same 2002 periods. Decreased gas sales volumes for the quarter are primarily because of natural production decline and timing of cash receipts. Decreased gas sales volumes for the nine-month period are primarily because of natural production decline, partially offset by timing of cash receipts.

Sales Prices

Oil

The average oil price increased 13% to $27.96 per Bbl for the third quarter and 35% to $28.16 per Bbl for the nine-month period. Because of lower prices, OPEC members agreed to cut daily production by 1.5 million barrels in 2002 to support oil prices affected by weak demand and excess supply. Oil prices increased during 2002 largely because of OPEC production discipline and rising uncertainty surrounding the Middle East. OPEC members agreed to increase daily oil production 1.5 million barrels beginning February 1, 2003, to help stabilize a volatile world market. Oil prices have remained relatively high in 2003, however, because of the war in Iraq, slower than anticipated resumption of Iraqi oil exports and unusually low storage levels. OPEC reduced daily oil production by 2 million barrels beginning June 1, 2003 and, because of the recent fall in oil prices and the concern of increasing production from non-OPEC suppliers, agreed to cut daily oil production by 900,000 barrels beginning November 1, 2003. The average NYMEX price for August and September 2003 was $30.01 per Bbl. At October 15, 2003, the average NYMEX futures price for the following twelve months was $29.78 per Bbl. Recent trust oil prices have averaged approximately $2.20 per Bbl lower than the NYMEX price.

Gas

Gas prices for the third quarter increased 66% to $5.05 per Mcf and for the nine-month period increased 76% to $4.79 per Mcf. The winter of 2001-2002 was one of the warmest on record, resulting in higher than average gas storage levels and lower gas prices in the first nine months of 2002. Prices climbed in fourth quarter 2002 as a result of low levels of drilling activity, increased industrial demand, colder weather and international instability. With colder than normal weather, record low gas storage levels and continued increasing demand, gas prices were relatively high during the first five months of 2003. Since May, higher than normal levels of gas have been injected into storage due to diminished demand related to higher prices, resulting in lower natural gas prices. Prices for the remainder of 2003 will be influenced by weather, possible revived demand due to lower prices, the pace of recovery of the domestic economy and increases in North American production. In any case, natural gas prices are expected to remain volatile. The third quarter 2003 gas price is primarily related to production from April through June 2003, when the average NYMEX price was $5.73. The average NYMEX price for July through September 2003 was $4.89 per MMBtu. At October 15, 2003, the average NYMEX futures price for the following twelve months was $5.19 per MMBtu. Recent trust gas prices have averaged approximately $0.20 per MMBtu lower than the NYMEX price.

Costs

Taxes

Taxes, transportation and other increased 13% for the third quarter and 53% for the nine-month period. The third quarter increase is because of higher production taxes and other deductions related to higher product prices, partially offset by lower property taxes related to the timing of disbursements. The nine-month increase is because of higher production taxes and other deductions related to higher product prices and increased Texas property taxes related to the timing of disbursements.

Production Expenses

Production expenses were 12% higher for the third quarter and for the nine-month period primarily because of increased fuel costs related to higher gas prices and timing of maintenance projects.

Development

Development costs decreased 65% for the third quarter and 75% for the nine-month period primarily because of reduced drilling activity on properties underlying the Texas 75% net profits interests.

Excess Costs

During first quarter 2002, costs exceeded revenues by $66,867 ($50,150 net to the trust) for the Texas 75% net profits interests as a result of lower oil prices. Total excess costs and accrued interest of $67,484 ($50,613 net to the trust) were fully recovered during the third quarter of 2002. There were no excess costs during the remainder of 2002 or in the first nine months of 2003.

Other

On September 18, 2003, XTO Energy distributed all of the 1,360,000 trust units it owned as a dividend to its common stockholders. As of this date, XTO Energy is not a unitholder of the trust.

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

PART II - OTHER INFORMATION

Items 1 through 5. Not Applicable.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number and Description

(15)	Awareness letter of KPMG LLP

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 7 and 7a to the Annual Report on Form 10-K for Cross Timbers Royalty Trust filed with the Securities and Exchange Commission on March 31, 2003 (incorporated herein by reference)

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter. The trust furnished two reports on Form 8-K under Item 12 for this period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSS TIMBERS ROYALTY TRUST By BANK OF AMERICA, N.A., TRUSTEE

By	/s/ NANCY G. WILLIS
Nancy G. Willis Assistant Vice President

XTO ENERGY INC.

Date: October 17, 2003	By	/s/ LOUIS G. BALDWIN
Louis G. Baldwin Executive Vice President and Chief Financial Officer