Form 10-K
period 2003-12-31
CROSS TIMBERS ROYALTY TRUST
filed 2004-03-11
CIK 881787

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission file number 1-10982

Cross Timbers Royalty Trust

(Exact name of registrant as specified in the Cross Timbers Royalty Trust Indenture)

Texas	75-6415930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Bank of America, N.A. Trustee P.O. Box 830650 Dallas, Texas	75283-0650
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (877) 228-5084

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☒    No  ☐

The aggregate market value of the units of beneficial interest of the trust, based on the closing price on the New York Stock Exchange as of June 30, 2003 (the last business day of its most recently completed second fiscal quarter), held by non-affiliates of the registrant on that date was approximately $110 million.

At March 5, 2004, there were 6,000,000 units of beneficial interest of the trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Listed below is the only document parts of which are incorporated herein by reference and the parts of this report into which the document is incorporated:

2003 Annual Report to Unitholders—Part II

PART I

Item 1.    Business

Cross Timbers Royalty Trust is an express trust created under the laws of Texas pursuant to the Cross Timbers Royalty Trust Indenture entered into on February 12, 1991 between predecessors of XTO Energy Inc., as grantors, and NCNB Texas National Bank, as trustee. Bank of America, N.A. is now the trustee of the trust. The principal office of the trust is located at 901 Main Street, Dallas, Texas 75202 (telephone number 877-228-5084).

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

In exchange for the conveyance of the net profits interests to the trust, the predecessors of XTO Energy received 6,000,000 units of beneficial interest of the trust. Predecessors of XTO Energy distributed units to their owners in February 1991 and November 1992, and in February 1992, sold units in the trust’s initial public offering. Units are listed and traded on the New York Stock Exchange under the symbol “CRT.” During 1996 and 1997, XTO Energy purchased 1,360,000 units on the open market. On September 18, 2003, XTO Energy distributed all of the 1,360,000 trust units it owned as a dividend to its common stockholders. As of this date, XTO Energy is not a unitholder of the trust.

Under the terms of each of the five conveyances, the trust receives net profits income from the net profits interests on the last business day of each month. Net profits income is determined by XTO Energy by multiplying the net profit percentage (90% or 75%) times net proceeds from the underlying properties for each conveyance during the previous month. Net proceeds are the gross proceeds received from the sale of production, less production costs. For the 90% net profits interests and the 75% net profits interests, “production costs” generally include applicable property taxes, transportation, marketing and other charges. For the 75% net profits interests only, production costs also include capital and operating costs paid (e.g., drilling, production and other direct costs of owning and operating the property) and a monthly overhead charge that is adjusted annually. The monthly overhead charge at December 31, 2003 was $22,742 ($17,057 net to the trust). If production costs exceed gross proceeds for any conveyance, this excess is carried forward to future monthly computations of net proceeds until the excess costs (plus interest accrued as specified in the conveyances) are completely recovered. Excess production costs and related accrued interest from one conveyance cannot be used to reduce net proceeds from any other conveyance.

The trust is not liable for any production costs or liabilities attributable to the net profits interests. If at any time the trust receives net profits income in excess of the amount due, the trust is not obligated to return the overpayment, but net profits income payable to the trust for the next month will be reduced by the overpayment, plus interest at the prime rate.

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

To the extent allowed, XTO Energy is responsible for marketing its production from the underlying properties under existing sales contracts or new arrangements on the best terms reasonably obtainable in the circumstances.

Net profits income received by the trust on or before the last business day of the month is generally attributable to oil production two months prior and gas production three months prior. The monthly distribution amount to unitholders is determined by:

Adding—

(1)	net profits income received,
(2)	estimated interest income to be received on the monthly distribution amount, including an adjustment for the difference between the estimated and actual interest received for the prior monthly distribution amount,
(3)	cash available as a result of reduction of cash reserves, and
(4)	other cash receipts, and

Subtracting—

(1)	liabilities paid and
(2)	the reduction in cash available due to establishment of or increase in any cash reserve.

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

Approximately 73% of the net profits income received by the trust during 2003, as well as 76% of the estimated proved reserves of the net profits interests at December 31, 2003 (based on estimated future net cash flows using year-end oil and gas prices), is attributable to natural gas. There is generally a greater demand for gas during the winter. Otherwise, trust income is not subject to seasonal factors, nor dependent upon patents, licenses, franchises or concessions. The trust conducts no research activities.

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

Producing Acreage, Wells and Drilling

Underlying Royalties.    The underlying royalties are royalty and overriding royalty interests primarily located in mature producing oil and gas fields. The most significant producing region in which the underlying royalties are located is the San Juan Basin in northwestern New Mexico. The trust’s estimated proved gas reserves from this region totaled 25.0 Bcf at December 31, 2003, or approximately 81% of trust total gas reserves at that date. XTO Energy estimates that underlying royalties in the San Juan Basin include more than 2,000 gross (approximately 30 net) wells, covering over 60,000 gross acres. Most of these wells are operated by BP America Production Company or Burlington Resources Oil & Gas Company. Production from conventional gas wells is primarily from the Dakota, Mesaverde and Pictured Cliffs formations.

Approximately 24% of trust 2003 gas sales volumes were from coal seam production in the San Juan Basin. Through the year 2002, sales of certain coal seam gas qualified for a federal income tax credit. See “Regulation—Coal Seam Tax Credit.” In October 2002, regulatory authorities approved increasing the density of coal seam wells drilled in the San Juan Basin from 320 acres to 160 acres, doubling the number of drill wells allowed. Increasing the density of coal seam wells could impact a significant portion of the trust’s acreage. The development of the additional wells is expected to occur over the next few years. XTO Energy has informed the trustee that it believes operators will pursue increased density drilling, but the effect on the trust is unknown.

Most of the trust’s San Juan Basin conventional, or non-coal seam, production is from the Mesaverde formation. This formation has been approved for increased density drilling, doubling the number of drill wells allowed to four per spacing unit. XTO Energy has advised the trustee that the trust received net proceeds from additional Mesaverde wells in 2002 and 2003, and that it believes operators will further develop the Mesaverde formation underlying the net profits interests.

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

Underlying Working Interest Properties.    The underlying working interest properties, detailed below, are developed properties undergoing secondary or tertiary recovery operations:

Unit	County/State	Operator	Ownership of XTO Energy
			Working Interest	Revenue Interest
North Cowden	Ector/Texas	Occidental Permian, Ltd.	1.7%	1.4%
North Central Levelland	Hockley/Texas	ExxonMobil Corporation	3.2%	2.1%
Penwell	Ector/Texas	ChevronTexaco	5.2%	4.6%
Sharon Ridge Canyon	Borden/Texas	ExxonMobil Corporation	4.3%	2.8%
Hewitt	Carter/Oklahoma	ExxonMobil Corporation	11.3%	9.9%
Wildcat Jim Penn	Carter/Oklahoma	Patina Oil & Gas Corporation	8.6%	7.5%
South Graham Deese	Carter/Oklahoma	Lamamco Drilling Company	8.2%	7.0%

The underlying working interest properties consist of 60,154 gross (2,290 net) producing acres. As of December 31, 2003, there were 1,474 gross (66.1 net) productive oil wells, 1,039 gross (44.1 net) injection wells and no wells in process of drilling on these properties. During 2003, 11 gross (0.2 net) wells were drilled, during 2002, nine gross (0.2 net) wells were drilled and during 2001, 50 gross (1.4 net) wells were drilled. Six gross (0.1 net) wells drilled in 2003, four gross (0.1 net) wells drilled in 2002 and nine gross (0.2 net) wells drilled in 2001 were water injection wells.

Oil and Gas Production

Trust production is recognized in the period net profits income is received, which is the month following receipt by XTO Energy, and generally two months after the time of oil production and three months after gas production. Oil and gas production and average sales prices attributable to the underlying properties and the net profits interests for the three years ended December 31, 2003 were as follows:

	90% Net Profits Interests			75% Net Profits Interests			Total
	2003	2002	2001	2003	2002	2001	2003	2002	2001
Production

Underlying Properties

Oil—Sales (Bbls)	70,742	95,789	92,329	228,127	243,186	258,362	298,869	338,975	350,691
Average per day (Bbls)	194	263	253	625	666	708	819	929	961
Gas—Sales (Mcf)	2,604,146	2,947,897	2,845,132	73,314	82,052	87,071	2,677,460	3,029,949	2,932,203
Average per day (Mcf)	7,135	8,076	7,795	201	225	238	7,336	8,301	8,033

Net Profits Interests

Oil—Sales (Bbls)	59,781	85,017	82,745	70,736	53,232	62,933	130,517	138,249	145,678
Average per day (Bbls)	164	233	227	194	146	172	358	379	399
Gas—Sales (Mcf)	2,315,504	2,630,283	2,530,916	22,026	18,511	21,291	2,337,530	2,648,794	2,552,207
Average per day (Mcf)	6,344	7,206	6,934	60	51	58	6,404	7,257	6,992

Average Sales Price
Oil (per Bbl)	$28.95	$22.87	$24.22	$27.76	$22.10	$25.26	$28.04	$22.31	$24.99
Gas (per Mcf)	$ 4.89	$ 2.80	$ 5.14	$ 4.07	$ 2.48	$ 3.31	$ 4.86	$ 2.79	$ 5.09

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

Oil and Natural Gas Reserves

General

Miller and Lents, Ltd., independent petroleum engineers, has estimated oil and gas reserves attributable to the underlying properties as of December 31, 2003, 2002, 2001 and 2000. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

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

Estimated costs to plug and abandon wells on the underlying working interest properties at the end of their productive lives have not been deducted from cash flows since this is not a legal obligation of the trust. Such costs will only be deducted from net proceeds payable to the trust if net proceeds from the related conveyance exceed such costs when paid.

Year-end oil prices used to determine the standardized measure were based on a West Texas Intermediate crude oil posted price of $29.25 per Bbl in 2003, $28.00 per Bbl in 2002, $16.75 per Bbl in 2001 and $23.75 per Bbl in 2000. The year-end weighted average realized gas prices used to determine the standardized measure were $5.15 per Mcf in 2003, $4.06 per Mcf in 2002, $2.28 per Mcf in 2001 and $9.48 per Mcf in 2000.

Proved Reserves

	Net Profits Interests						Underlying Properties
(in thousands)	90% Net Profits Interests		75% Net Profits Interests		Total
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Balance, December 31, 2000	678.0	34,207.2	1,426.0	572.4	2,104.0	34,779.6	4,243.0	39,377.0
Extensions, discoveries and other additions	12.3	247.8	-0-	-0-	12.3	247.8	13.7	274.8
Revisions of prior estimates	6.9	(486.5)	(678.2)	(282.9)	(671.3)	(769.4)	(483.6)	(713.2)
Production	(82.8)	(2,530.9)	(62.9)	(21.3)	(145.7)	(2,552.2)	(350.7)	(2,932.2)

Balance, December 31, 2001	614.4	31,437.6	684.9	268.2	1,299.3	31,705.8	3,422.4	36,006.4
Extensions, discoveries and other additions	11.5	48.3	-0-	-0-	11.5	48.3	12.8	53.7
Revisions of prior estimates	104.0	1,755.3	439.3	231.0	543.3	1,986.3	560.7	2,266.6
Production	(85.0)	(2,630.3)	(53.2)	(18.5)	(138.2)	(2,648.8)	(339.0)	(3,029.9)

Balance, December 31, 2002	644.9	30,610.9	1,071.0	480.7	1,715.9	31,091.6	3,656.9	35,296.8
Extensions, discoveries and other additions	2.5	277.6	-0-	-0-	2.5	277.6	2.8	308.6
Revisions of prior estimates	33.1	2,068.2	(8.9)	(28.5)	24.2	2,039.7	135.1	2,366.1
Production	(59.8)	(2,315.5)	(70.7)	(22.0)	(130.5)	(2,337.5)	(298.9)	(2,677.5)

Balance, December 31, 2003	620.7	30,641.2	991.4	430.2	1,612.1	31,071.4	3,495.9	35,294.0

Revisions of prior estimates of the 75% net profits interests proved oil reserves and the underlying properties proved oil reserves in 2001 and 2002 were primarily the result of changes in the year-end oil price used in estimating proved reserves. During 2002 and 2003, upward revisions of the 90% net profits interests proved gas reserves were primarily because of lower than anticipated production declines and higher year-end gas prices. Downward revisions of the 90% net profits interests proved reserves in 2001 were primarily because of significantly lower year-end prices. Higher downward revisions for the net profits interests as compared to underlying properties in 2001 was caused by significant declines in the year-end oil and gas prices which resulted in decreased reserves allocated to the trust. See “General” above.

Proved Developed Reserves

	Net Profits Interests						Underlying Properties
(in thousands)	90% Net Profits Interests		75% Net Profits Interests		Total
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
December 31, 2000	675.0	32,371.1	1,317.8	553.5	1,992.8	32,924.6	4,028.8	37,300.0

December 31, 2001	611.4	29,608.5	602.0	253.7	1,213.4	29,862.2	3,208.3	33,937.3

December 31, 2002	642.4	29,330.7	1,071.0	480.7	1,713.4	29,811.4	3,654.1	33,874.4

December 31, 2003	619.3	29,802.8	991.4	430.2	1,610.7	30,233.0	3,494.3	34,362.5

Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

(in thousands)	90% Net Profits Interests			75% Net Profits Interests			Total
	December 31			December 31			December 31
	2003	2002	2001	2003	2002	2001	2003	2002	2001
Net Profits Interests

Future cash inflows	$178,591	$145,445	$87,042	$31,527	$32,474	$12,275	$210,118	$177,919	$99,317
Future production taxes	(14,267)	(11,596)	(6,945)	(2,156)	(2,212)	(831)	(16,423)	(13,808)	(7,776)

Future net cash flows	164,324	133,849	80,097	29,371	30,262	11,444	193,695	164,111	91,541
10% discount factor	(86,131)	(69,912)	(42,004)	(13,709)	(14,208)	(5,493)	(99,840)	(84,120)	(47,497)

Standardized measure	$78,193	$63,937	$38,093	$15,662	$16,054	$5,951	$93,855	$79,991	$44,044

Underlying Properties

Future cash inflows							$287,484	$250,219	$145,759
Future costs:
Production							(65,741)	(61,148)	(40,984)
Development							-0-	-0-	(520)

Future net cash flows							221,743	189,071	104,255
10% discount factor							(113,979)	(96,624)	(53,994)

Standardized measure							$107,764	$92,447	$50,261

Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

(in thousands)	90% Net Profits Interests			75% Net Profits Interests			Total
	2003	2002	2001	2003	2002	2001	2003	2002	2001

Net Profits Interests

Standardized measure, January 1	$63,937	$38,093	$150,759	$16,054	$5,951	$18,668	$79,991	$44,044	$169,427
Extensions, discoveries and other additions	859	327	507	-0-	-0-	-0-	859	327	507
Accretion of discount	5,367	3,238	12,702	1,428	512	1,614	6,795	3,750	14,316
Revisions of prior estimates, changes in price and other	19,021	30,092	(113,093)	133	10,828	(12,724)	19,154	40,920	(125,817)
Net profits income	(10,991)	(7,813)	(12,782)	(1,953)	(1,237)	(1,607)	(12,944)	(9,050)	(14,389)

Standardized measure, December 31	$78,193	$63,937	$38,093	$15,662	$16,054	$5,951	$93,855	$79,991	$44,044

Underlying Properties

Standardized measure, January 1							$92,447	$50,261	$192,401

Revisions:
Prices and costs							15,737	41,715	(140,000)
Quantity estimates							5,717	6,312	(1,581)
Accretion of discount							7,867	4,280	16,265
Future development costs							(148)	(101)	(1,091)
Other							7	(53)	49

Net revisions							29,180	52,153	(126,358)
Extensions, additions and discoveries							954	363	563
Production							(14,965)	(10,902)	(17,479)
Development costs							148	572	1,134

Net change							15,317	42,186	(142,140)

Standardized measure, December 31							$107,764	$92,447	$50,261

Reversion Agreement

Certain of the underlying royalties are subject to a reversion agreement between XTO Energy and a third party. The agreement calls for XTO Energy to transfer 25% of its interest in those properties to the third party when amounts received by XTO Energy from the underlying properties subject to the agreement equal the purchase price of the properties plus a 1% per month return on the unrecouped purchase price, known as payout. If payout were to occur and the 25% interest were to be transferred to the third party, the amounts payable to the trust would be proportionately reduced. Based on 2003 prices and levels of production, XTO Energy has informed the trustee that payout is not projected to occur for approximately 15 years. Unless higher prices and production are sustained for several years, this reversion agreement is not expected to have a material impact on the trust.

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

State Income Tax Withholding

Several states have enacted legislation to require state income tax withholding from nonresident royalty owners. After consultation with legal counsel, XTO Energy has advised the trustee that it believes the trust is not subject to these withholding requirements. However, regulations are being developed or are subject to change by the various states, which could change this conclusion. In the event it is determined that the trust is required to withhold state taxes, distributions to the unitholders would be reduced by the required amount, subject to the unitholder’s right to file a state tax return to claim any refund due.

Coal Seam Tax Credit

The trust receives net profits income from coal seam gas wells. Under Section 29 of the Internal Revenue Code, coal seam gas produced and sold through the year 2002 from wells drilled after December 31, 1979 and prior to January 1, 1993 qualifies for the federal income tax credit for producing nonconventional fuels. This tax credit for 2003 was approximately $1.10 per MMBtu. Unitholders should be entitled to this credit with respect to royalty income reported in 2003 relating to sales of qualifying production in 2002. This credit, calculated based on the unitholder’s pro rata share of qualifying production, may not reduce the unitholder’s regular tax liability (after the foreign tax credit and certain other nonrefundable credits) below his tentative minimum tax. Any part of the Section 29 credit not allowed for the tax year solely because of this limitation is subject to certain carryover provisions. Congress is considering a new energy bill in 2004, but has not yet passed legislation that extends or renews the coal seam tax credit. Therefore, there currently is no significant benefit expected for future years.

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

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of unitholders during 2003.

PART II

Item 5.    Market for Units of the Trust, Related Security Holder Matters and Trust Purchases of Units

The section entitled “Units of Beneficial Interest” in the trust’s annual report to unitholders for the year ended December 31, 2003 is incorporated herein by reference.

The trust has no equity compensation plans, nor has it purchased any units during the period covered by this report.

Item 6.    Selected Financial Data

	Year Ended December 31
	2003	2002	2001	2000	1999
Net Profits Income	$12,944,047	$9,049,271	$14,389,316	$11,660,510	$6,691,336
Distributable Income	12,688,746	8,822,310	14,209,884	11,502,114	6,549,803
Distributable Income per Unit	2.114791	1.470385	2.368314	1.917019	1.091635
Distributions per Unit	2.114791	1.470385	2.368314	1.917019	1.091635
Total Assets at Year-End	25,660,147	27,805,823	29,747,914	31,806,794	33,919,338

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The “Trustee’s Discussion and Analysis” of financial condition and results of operations for the three-year period ended December 31, 2003 in the trust’s annual report to unitholders for the year ended December 31, 2003 is incorporated herein by reference.

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

Off-Balance Sheet Arrangements

The trust has no off-balance sheet financing arrangements. The trust has not guaranteed the debt of any other party, nor does the trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

Contractual Obligations

As shown below, the trust had no obligations and commitments to make future contractual payments as of December 31, 2003, other than the December distribution payable to unitholders in January 2004, as reflected in the statement of assets, liabilities and trust corpus.

	Payments due by Period
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Distribution payable to unitholders	$994,746	$994,746	$—	$—	$—

Related Party Transactions

The underlying properties are currently owned by XTO Energy. XTO Energy deducts an overhead charge from monthly net proceeds as reimbursement for costs associated with monitoring the 75% net profits interests. As of December 31, 2003, this monthly charge was $22,742 ($17,057 net to the trust) and is subject to annual adjustment based on an oil and gas industry index. For further information regarding the trust’s relationship with XTO Energy, see Note 5 to Financial Statements in the trust’s annual report to unitholders for the year ended December 31, 2003.

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

For further information regarding the trust’s basis of accounting, see Note 2 to Financial Statements in the trust’s annual report to unitholders for the year ended December 31, 2003.

All amounts included in the trust’s financial statements are based on cash amounts received or disbursed, or on the carrying value of the net profits interests, which was derived from the historical cost of the interests at the date of their transfer from XTO Energy, less accumulated amortization to date. Accordingly, there are no fair value estimates included in the financial statements based on either exchange or nonexchange trade values.

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

Forward-Looking Statements

Certain information included in this annual report and other materials filed, or to be filed, by the trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the trust operations of the underlying properties and the oil and gas industry. Such forward-looking statements may concern, among other things, development activities, increased density drilling, maintenance projects, development, production and other costs, oil and gas prices, pricing differentials, proved reserves, payout on reversion properties, production levels, litigation, regulatory matters and competition. Such forward-looking statements are based on XTO Energy’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “expects,” “intends,” “plans,” “projects,” “anticipates,” “predicts,” “believes,” “goals,” “estimates,” “should,” “could,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. Some of the risk factors that could cause actual results to differ materially are discussed below.

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

Item 8.    Financial Statements and Supplementary Data

The financial statements of the trust and the notes thereto, together with the related reports of KPMG LLP dated March 5, 2004 and Arthur Andersen LLP dated March 19, 2002 appearing in the trust’s annual report to unitholders for the year ended December 31, 2003 are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 25, 2002, the trustee appointed KPMG LLP as independent auditors for fiscal year 2002 to replace Arthur Andersen LLP, effective with such appointment. Information regarding this change in independent auditors is included in the trust’s current report on Form 8-K dated June 25, 2002.

There have been no other changes in accountants and there have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended December 31, 2003.

Item 9A.    Controls and Procedures

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

PART III

Item 10.    Directors and Executive Officers of the Registrant

The trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Section 16(a) of the Securities Exchange Act of 1934 requires that beneficial owners of more than 10% of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. The Securities and Exchange Commission has taken the position that executive officers and directors of XTO Energy must also file initial ownership reports and reports of changes in beneficial ownership. Copies of the reports must be provided to the trust. To the trustee’s knowledge, based solely on the information furnished to the trust, the trust is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the trust units of beneficial interest during and for the year ended December 31, 2003.

Because the trust has no employees, it does not have a code of ethics. Employees of the trustee, Bank of America, N.A., must comply with the bank’s code of ethics, a copy of which will be provided to unitholders, without charge, upon request by appointment at Bank of America Plaza, 17th Floor, 901 Main Street, Dallas, Texas 75202.

Item 11.    Executive Compensation

The trustee received the following annual compensation from 2001 through 2003 as specified in the trust indenture:

Name and Principal Position	Year	Other Annual Compensation (1)
Bank of America, N.A., Trustee	2003	$6,472
	2002	4,525
	2001	7,195

(1)	Under the trust indenture, the trustee is entitled to an administrative fee of: (i) 1/20 of 1% of the first $100 million of the annual gross revenue of the trust, and 1/30 of 1% of the annual gross revenue of the trust in excess of $100 million, and (ii) trustee’s standard hourly rates for time in excess of 300 hours annually.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The trust has no equity compensation plans.

(a)  Security Ownership of Certain Beneficial Owners.    The trustee is not aware of any person who beneficially owns more than 5% of the outstanding units.

(b)  Security Ownership of Management.    The trust has no directors or executive officers. As of March 1, 2004, Bank of America, N.A. owned, in various fiduciary capacities, 40,359 units with a shared right to vote 34,093 of these units and no right to vote 6,266 of these units. Bank of America, N.A. disclaims any beneficial interests in these units. The number of units reflected in this paragraph includes units held by all branches of Bank of America, N.A.

(c)  Changes in Control.    The trustee knows of no arrangements which may subsequently result in a change in control of the trust.

Item 13.    Certain Relationships and Related Transactions

In computing net profits income paid to the trust for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This charge at December 31, 2003 was $22,742 per month, or $272,904 annually (net to the trust of $17,057 per month or $204,684 annually), and is subject to annual adjustment based on an oil and gas industry index.

See Item 11 for the remuneration received by the trustee from 2001 through 2003 and Item 12(b) for information concerning units owned by the trustee, Bank of America, N.A., in various fiduciary capacities.

Item 14.    Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2003 and 2002 are:

	2003	2002
Audit fees	$32,000	$27,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$32,000	$27,000

As referenced in Item 10, above, the trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to KPMG LLP.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as a part of this report:

1.	Financial Statements (incorporated by reference in Item 8 of this report)

Independent Auditors’ Reports

Statements of Assets, Liabilities and Trust Corpus at December 31, 2003 and 2002

Statements of Distributable Income for the years ended December 31, 2003, 2002 and 2001

Statements of Changes in Trust Corpus for the years ended December 31, 2003, 2002 and 2001

Notes to Financial Statements

2.	Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.	Exhibits

(4)(a)	Cross Timbers Royalty Trust Indenture amended and restated on January 13, 1992 by NationsBank, N.A. (now Bank of America, N.A.), as trustee, heretofore filed as Exhibit 3.1 to the trust’s Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

(b)	Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust, 90%—Texas) from South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross Timbers Partners, L.P. (predecessors of XTO Energy Inc.) to NCNB Texas National Bank (now Bank of America, N.A.), as trustee, dated February 12, 1991 (without Schedules A and B), heretofore filed as Exhibit 10.1 to the trust’s Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

(c)	Correction to Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust, 90%—Texas) from South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross Timbers Partners, L.P. (predecessors of XTO Energy Inc.) to NCNB Texas National Bank (now Bank of America, N.A.), as trustee, dated September 23, 1991 (without Schedules A and B), heretofore filed as Exhibit 10.2 to the trust’s Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

(d)	Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust, 75%—Texas) from South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross Timbers Partners, L.P. (predecessors of XTO Energy Inc.) to NCNB Texas National Bank (now Bank of America, N.A.), as trustee, dated February 12, 1991 (without Schedules A and B), heretofore filed as Exhibit 10.5 to the trust’s Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

(13)	Cross Timbers Royalty Trust annual report to unitholders for the year ended December 31, 2003

(23.1)	Consent of KPMG LLP

(23.2)	Notice Regarding Consent of Arthur Andersen LLP

(23.3)	Consent of Miller and Lents, Ltd.

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

Copies of the above Exhibits are available to any unitholder, at the actual cost of reproduction, upon written request to the trustee, Bank of America, N.A., P.O. Box 830650, Dallas, Texas 75283-0650.

(b)	Reports on Form 8-K

During the last quarter of the trust’s fiscal year ended December 31, 2003, there were no reports filed on Form 8-K by the trust with the Securities and Exchange Commission. The trust furnished three reports on Form 8-K under Item 12 for this period.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSS TIMBERS ROYALTY TRUST By BANK OF AMERICA, N.A., TRUSTEE

	By:	/s/ NANCY G. WILLIS
Nancy G. Willis Vice President

XTO ENERGY INC.

Date: March 11, 2004	By:	/s/ LOUIS G. BALDWIN
Louis G. Baldwin Executive Vice President and Chief Financial Officer

(The trust has no directors or executive officers.)