Form 10-Q
period 2004-03-31
CROSS TIMBERS ROYALTY TRUST
filed 2004-04-29
CIK 881787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No☐

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of April 27, 2004

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

royalty interest	A nonoperating interest in an oil and gas property that provides the owner
(and overriding	a specified share of production without any production or
royalty interest)	development costs

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

CROSS TIMBERS ROYALTY TRUST

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at March 31, 2004, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2004 and 2003, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

Bank of America, N.A., as Trustee

for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of March 31, 2004 and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2004 and 2003. These condensed financial statements are the responsibility of the trustee.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of December 31, 2003, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein), included in the trust’s 2003 Annual Report on Form 10-K, and in our report dated March 5, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2003 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus included in the trust’s 2003 Annual Report on Form 10-K from which it has been derived.

KPMG LLP

Dallas, Texas

April 28, 2004

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	March 31, 2004	December 31, 2003
ASSETS	(Unaudited)

Cash and short-term investments	$1,032,253	$994,389

Interest to be received	83	357

Net profits interests in oil and gas properties—net (Note 1)	24,243,319	24,665,401

	$25,275,655	$25,660,147

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$1,032,336	$994,746

Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	24,243,319	24,665,401

	$25,275,655	$25,660,147

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended March 31
	2004	2003

Net profits income	$3,116,138	$2,662,646

Interest income	428	991

Total income	3,116,566	2,663,637

Administration expense	70,582	68,409

Distributable income	$3,045,984	$2,595,228

Distributable income per unit (6,000,000 units)	$0.507664	$0.432538

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended March 31
	2004	2003

Trust corpus, beginning of period	$24,665,401	$26,556,533

Amortization of net profits interests	(422,082)	(477,056)

Distributable income	3,045,984	2,595,228

Distributions declared	(3,045,984)	(2,595,228)

Trust corpus, end of period	$24,243,319	$26,079,477

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

The financial statements of Cross Timbers Royalty Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with generally accepted accounting principles (“GAAP”):

-	Net profits income recorded for a month is the amount computed and paid by XTO Energy Inc., the owner of the underlying properties, to Bank of America, N.A., as trustee for the trust. Net profits income consists of net proceeds received by XTO Energy Inc. from the underlying properties in the prior month, multiplied by net profit percentages of 90% for the 90% net profits interests, and 75% for the 75% net profits interests.

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

Most accounting pronouncements apply to entities whose financial statements are prepared in accordance with GAAP, directing such entities to accrue or defer revenues and expenses in a period other than when such revenues were received or expenses were paid. Because the trust’s financial statements are prepared on the modified cash basis, as described above, most accounting pronouncements are not applicable to the trust’s financial statements.

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value on February 12, 1991, the creation date of the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $36,857,130 as of March 31, 2004 and $36,435,048 as of December 31, 2003.

2.	Contingencies

Several states have enacted legislation to require state income tax withholding from nonresident recipients of oil and gas proceeds. After consultation with legal counsel, XTO Energy has advised the trustee that it believes the trust is not subject to these withholding requirements. However, regulations are being developed or are subject to change by the various states, which could change this conclusion. In the event it is determined that the trust is required to withhold state taxes, distributions to the unitholders would be reduced by the required amount, subject to the unitholder’s right to file a state tax return to claim any refund due.

Item 2. Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the trustee’s discussion and analysis contained in the trust’s 2003 annual report, as well as the condensed financial statements and notes thereto included in this quarterly report on Form 10-Q. The trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the trust’s web site at www.crosstimberstrust.com.

Distributable Income

For the quarter ended March 31, 2004, net profits income was $3,116,138 compared to $2,662,646 for first quarter 2003. This 17% increase in net profits income is the result of higher gas prices. See “Net Profits Income” below.

After considering interest income of $428 and administration expense of $70,582, distributable income for the quarter ended March 31, 2004 was $3,045,984, or $0.507664 per unit of beneficial interest. For first quarter 2003, distributable income was $2,595,228, or $0.432538 per unit. Distributions to unitholders for the quarter ended March 31, 2004 were:

Record Date	Payment Date	Distribution per Unit
January 30, 2004	February 13, 2004	$0.173532
February 27, 2004	March 12, 2004	0.162076
March 31, 2004	April 14, 2004	0.172056

		$0.507664

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

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended March 31 (a)		Increase (Decrease)
	2004	2003
Sales Volumes
Oil (Bbls) (b)
Underlying properties	69,983	79,527	(12%)
Average per day	761	864	(12%)
Net profits interests	32,022	33,606	(5%)

Gas (Mcf) (b)
Underlying properties	614,163	652,435	(6%)
Average per day	6,676	7,092	(6%)
Net profits interests	542,089	559,038	(3%)

Average Sales Prices
Oil (per Bbl)	$29.66	$26.89	10%
Gas (per Mcf)	$5.19	$3.90	33%

Revenues
Oil sales	$2,075,871	$2,138,382	(3%)
Gas sales	3,185,204	2,546,301	25%

Total Revenues	5,261,075	4,684,683	12%

Costs
Taxes, transportation and other	810,919	743,050	9%
Production expense (c)	780,750	821,523	(5%)
Development costs	97,670	49,842	96%

Total Costs	1,689,339	1,614,415	5%

Net Proceeds	$3,571,736	$3,070,268	16%

Net Profits Income	$3,116,138	$2,662,646	17%

(a)	Because of the interval between time of production and receipt of royalty income by the trust, oil and gas sales for the quarter ended March 31 generally represent oil production for the period November through January and gas production for the period October through December.

(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expenses and development costs. Changes in any of these factors may result in disproportionate fluctuations in volumes allocated to the net profits interests. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)	Includes an overhead fee which is deducted and retained by XTO Energy. This fee is currently $22,742 per month and is subject to adjustment each May.

The following are explanations of significant variances from first quarter 2003 to 2004:

Sales Volumes

Oil

Oil sales volumes decreased 12% for first quarter 2004 primarily because of natural production decline and timing of cash receipts.

Gas

Gas sales volumes decreased 6% for first quarter 2004 primarily because of natural production decline and prior period volume adjustments recorded in 2004, partially offset by timing of cash receipts.

Sales Prices

Oil

The first quarter 2004 average oil price was $29.66 per Bbl, a 10% increase from the first quarter 2003 price of $26.89 per Bbl. OPEC members agreed to increase daily oil production 1.5 million barrels beginning February 2003, to help stabilize a volatile world market. Oil prices remained relatively high in 2003, however, because of the war in Iraq, slower than anticipated resumption of Iraqi oil exports and unusually low storage levels. OPEC reiterated its intent to maintain oil prices by reducing daily oil production by 2 million barrels beginning June 2003 and by an additional 900,000 barrels beginning November 2003. In March 2004, an unexpected drop in gasoline stocks led oil prices to 13-year highs, reaching $38 per Bbl. OPEC members agreed to reduce daily oil production by 1 million barrels beginning April 2004 to maintain market balance in the second quarter when there is seasonally low demand. The average NYMEX price for February and March 2004 was $35.63 per Bbl. At April 26, 2004, the average NYMEX futures price for the following twelve months was $34.78 per Bbl. Recent trust oil prices have averaged approximately $2.60 per Bbl lower than the NYMEX price.

Gas

The first quarter 2004 average gas price was $5.19 per Mcf, a 33% increase from the first quarter 2003 price of $3.90. With colder than normal weather, record low gas storage levels and continued increasing demand, gas prices were relatively high during the first five months of 2003. With diminished demand related to higher prices, natural gas prices were lower during the summer months, then rose with cooler weather in the fall and early winter. Forecasts for continued production declines, increasing natural gas demand and larger than projected storage withdrawals have supported higher prices in early 2004. Prices in 2004 will continue to be affected by weather, the pace of recovery of the domestic economy and fluctuations in North American production. In any case, natural gas prices are expected to remain volatile. The first quarter 2004 gas price is primarily related to production from October through December 2003, when the average NYMEX price was $5.40. The average NYMEX price for January through March 2004 was $5.72 per MMBtu. At April 26, 2004, the average NYMEX futures price for the following twelve months was $6.03 per MMBtu. Recent trust gas prices have averaged approximately $0.40 per MMBtu lower than the NYMEX price.

Costs

Taxes

Taxes, transportation and other increased 9% for the first quarter because of higher production taxes and other deductions related to higher revenues, partially offset by decreased Texas property taxes.

Production Expenses

Production expenses were 5% lower for the first quarter primarily because of the timing of maintenance projects, partially offset by higher insurance costs and increased fuel costs related to higher gas prices.

Development

Development costs increased 96% for the first quarter primarily because of increased drilling activity on one of the properties underlying the Oklahoma 75% net profits interests.

Forward-Looking Statements

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements regarding the net profits interests, underlying properties, development activities, development, production and other costs, oil and gas prices, and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part II, Item 7 of the trust’s Annual Report on Form 10-K for the year ended December 31, 2003, which is incorporated by this reference as though fully set forth herein. Although XTO Energy and the trustee believe that the expectations reflected in such forward-looking statements are reasonable, neither XTO Energy nor the trustee can give any assurance that such expectations will prove to be correct.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the trust’s market risks, as disclosed in Part II, Item 7a of the trust’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

PART II—OTHER INFORMATION

Items 1 through 5. Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit Number and Description

(15)	Awareness letter of KPMG LLP

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 7 and 7a to the Annual Report on Form 10-K for Cross Timbers Royalty Trust filed with the Securities and Exchange Commission on March 11, 2004 (incorporated herein by reference)

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter. The trust furnished three reports on Form 8-K under Item 12 for this period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSS TIMBERS ROYALTY TRUST By BANK OF AMERICA, N.A., TRUSTEE

	By:	/s/ NANCY G. WILLIS

Nancy G. Willis Vice President
XTO ENERGY INC.

Date: April 29, 2004	By:	/s/ LOUIS G. BALDWIN

Executive Vice President and Chief Financial Officer