Form 10-Q
period 2004-06-30
CROSS TIMBERS ROYALTY TRUST
filed 2004-07-16
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Outstanding as of July 15, 2004

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at June 30, 2004, and the distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2004 and 2003, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of America, N.A., as Trustee

    for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of June 30, 2004 and the related condensed statements of distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2004 and 2003. These condensed financial statements are the responsibility of the trustee.

We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of December 31, 2003, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein), included in the trust’s 2003 Annual Report on Form 10-K, and in our report dated March 5, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2003 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus included in the trust’s 2003 Annual Report on Form 10-K from which it has been derived.

KPMG LLP

Dallas, Texas

July 15, 2004

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and short-term investments	$1,107,388	$994,389
Interest to be received	434	357
Net profits interests in oil and gas properties - net (Note 1)	23,815,899	24,665,401

	$24,923,721	$25,660,147

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$1,107,822	$994,746
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	23,815,899	24,665,401

	$24,923,721	$25,660,147

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net profits income	$3,658,858	$3,755,142	$6,774,996	$6,417,788
Interest income	1,113	1,403	1,541	2,394

Total income	3,659,971	3,756,545	6,776,537	6,420,182
Administration expense	104,179	88,409	174,761	156,818

Distributable income	$3,555,792	$3,668,136	$6,601,776	$6,263,364

Distributable income per unit (6,000,000 units)	$0.592632	$0.611356	$1.100296	$1.043894

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Trust corpus, beginning of period	$24,243,319	$26,079,477	$24,665,401	$26,556,533
Amortization of net profits interests	(427,420)	(467,018)	(849,502)	(944,074)
Distributable income	3,555,792	3,668,136	6,601,776	6,263,364
Distributions declared	(3,555,792)	(3,668,136)	(6,601,776)	(6,263,364)

Trust corpus, end of period	$23,815,899	$25,612,459	$23,815,899	$25,612,459

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1. Basis of Accounting

The financial statements of Cross Timbers Royalty Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with generally accepted accounting principles (“GAAP”):

•	Net profits income recorded for a month is the amount computed and paid by XTO Energy Inc., the owner of the underlying properties, to Bank of America, N.A., as trustee for the trust. Net profits income consists of net proceeds received by XTO Energy from the underlying properties in the prior month, multiplied by net profit percentages of 90% for the 90% net profits interests, and 75% for the 75% net profits interests.

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

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value on February 12, 1991, the creation date of the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $37,284,550 as of June 30, 2004 and $36,435,048 as of December 31, 2003.

2. Contingencies

Several states have enacted legislation to require state income tax withholding from nonresident recipients of oil and gas proceeds. After consultation with its state tax counsel, XTO Energy has advised the trustee that it believes the trust is not subject to these withholding requirements. However, regulations are being developed or are subject to change by the various states, which could change this conclusion. In the event it is determined that the trust is required to withhold state taxes, distributions to the unitholders would be reduced by the required amount, subject to the unitholder’s right to file a state tax return to claim any refund due.

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

Distributable Income

Quarter

For the quarter ended June 30, 2004, net profits income was $3,658,858 compared to $3,755,142 for second quarter 2003. This 3% decrease in net profits income is primarily the result of higher development costs. See “Net Profits Income” on the following page.

After considering interest income of $1,113 and administration expense of $104,179, distributable income for the quarter ended June 30, 2004 was $3,555,792, or $0.592632 per unit of beneficial interest. Administration expense for the quarter increased 18% from the prior year quarter primarily because of higher reporting costs related to an increased number of unitholders, partially offset by the timing of expenditures. For second quarter 2003, distributable income was $3,668,136, or $0.611356 per unit. Distributions to unitholders for the quarter ended June 30, 2004 were:

Record Date	Payment Date	Distribution per Unit
April 30, 2004	May 14, 2004	$0.209415
May 28, 2004	June 14, 2004	0.198580
June 30, 2004	July 15, 2004	0.184637

		$0.592632

Six Months

For the six months ended June 30, 2004, net profits income was $6,774,996 compared to $6,417,788 for the same 2003 period. This 6% increase in net profits income is the result of higher oil and gas prices. See “Net Profits Income” on the following page.

After considering interest income of $1,541 and administration expense of $174,761, distributable income for the six months ended June 30, 2004 was $6,601,776, or $1.100296 per unit of beneficial interest. Administration expense for the first half of 2004 increased 11% from the comparable 2003 period primarily because of higher reporting costs related to an increased number of unitholders, partially offset by the timing of expenditures. For the six months ended June 30, 2003, distributable income was $6,263,364, or $1.043894 per unit.

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

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended June 30 (a)		Increase (Decrease)	Six Months Ended June 30 (a)		Increase (Decrease)
	2004	2003		2004	2003
Sales Volumes
Oil (Bbls) (b)
Underlying properties	69,095	69,111	—	139,078	148,638	(6)%
Average per day	768	777	(1)%	764	821	(7)%
Net profits interests	30,649	30,878	(1)%	62,671	64,484	(3)%

Gas (Mcf) (b)
Underlying properties	671,561	723,912	(7)%	1,285,724	1,376,347	(7)%
Average per day	7,380	8,043	(8)%	7,026	7,562	(7)%
Net profits interests	590,697	638,022	(7)%	1,132,786	1,197,060	(5)%

Average Sales Prices
Oil (per Bbl)	$33.13	$29.82	11%	$31.39	$28.25	11%
Gas (per Mcf)	$5.53	$5.36	3%	$5.37	$4.67	15%

Revenues
Oil sales	$2,289,143	$2,061,237	11%	$4,365,014	$4,199,619	4%
Gas sales	3,715,258	3,879,357	(4)%	6,900,462	6,425,658	7%

Total Revenues	6,004,401	5,940,594	1%	11,265,476	10,625,277	6%

Costs
Taxes, transportation and other	875,680	796,598	10%	1,686,599	1,539,648	10%
Production expense (c)	792,229	826,444	(4)%	1,572,979	1,647,967	(5)%
Development costs	160,355	46,574	244%	258,025	96,416	168%

Total Costs	1,828,264	1,669,616	10%	3,517,603	3,284,031	7%

Net Proceeds	$4,176,137	$4,270,978	(2)%	$7,747,873	$7,341,246	6%

Net Profits Income	$3,658,858	$3,755,142	(3)%	$6,774,996	$6,417,788	6%

(a)	Because of the interval between time of production and receipt of royalty income by the trust, (1) oil and gas sales for the quarter ended June 30 generally represent oil production for the period February through April and gas production for the period January through March and (2) oil and gas sales for the six months ended June 30 generally represent oil production for the period November through April and gas production for the period October through March.
(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expenses and development costs. Changes in any of these factors may result in disproportionate fluctuations in volumes allocated to the net profits interests. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.
(c)	Includes an overhead fee which is deducted and retained by XTO Energy. This fee is currently $23,265 per month and is subject to adjustment each May.

The following are explanations of significant variances from second quarter 2003 to second quarter 2004 and from the first six months of 2003 to the comparable period in 2004:

Sales Volumes

Oil

Oil sales volumes remained relatively unchanged from second quarter 2003 to second quarter 2004 as decreased volumes related to natural production decline were offset by the effects of timing of cash receipts and prior period volume adjustments in 2003. Oil sales volumes for the 2004 six-month period declined 6% from the comparable 2003 period primarily because of natural production decline, partially offset by the timing of cash receipts.

Gas

Gas sales volumes decreased 7% for second quarter 2004 and for the six-month period as compared with the same 2003 periods. Decreased gas sales volumes are primarily because of timing of cash receipts and natural production decline.

Sales Prices

Oil

The average oil price increased 11% to $33.13 per Bbl for the second quarter and 11% to $31.39 per Bbl for the six-month period. Crude oil prices are generally determined by global supply and demand. During 2003, increased demand, continued uncertainties in the Middle East and production discipline by OPEC maintained oil prices at relatively high levels. Oil prices continued to increase in early 2004 because of increasing demand and low crude stocks. In June and July 2004, supply disruption concerns caused oil prices to exceed $40 per Bbl. OPEC members agreed to increase daily oil production by 2 million barrels beginning July 2004 and an additional 500,000 barrels beginning August 2004 to maintain market stability and prices. The average NYMEX price for May and June 2004 was $39.11 per Bbl. At July 15, 2004, the average NYMEX futures price for the following twelve months was $38.87 per Bbl. Recent trust oil prices have averaged approximately $3.00 per Bbl lower than the NYMEX price.

Gas

Gas prices for the second quarter increased 3% to $5.53 per Mcf and for the six-month period increased 15% to $5.37 per Mcf. Colder than normal weather, record low gas storage levels and continued increasing demand caused gas prices to remain relatively high during the first five months of 2003. With diminished demand related to higher prices, natural gas prices were lower during the summer months, then rose with cooler weather in the fall and early winter. Forecasts for continued production declines, increasing natural gas demand and larger than projected storage withdrawals have supported higher prices in the first six months of 2004. Prices in 2004 will continue to be affected by weather, the recovery of the domestic economy, increases in the level of North American production and import levels of liquified natural gas. In any case, natural gas prices are expected to remain volatile. The second quarter 2004 gas price is primarily related to production from January through March 2004, when the average NYMEX price was $5.72 per MMBtu. The average NYMEX price for April through June 2004 was $6.16 per MMBtu. At July 15, 2004, the average NYMEX futures price for the following twelve months was $6.19 per MMBtu. Recent trust gas prices have been approximately $0.20 per MMBtu lower than the NYMEX price.

Costs

Taxes

Taxes, transportation and other increased 10% for the second quarter and for the six-month period. The second quarter increase is because of higher purchaser deductions and higher property taxes related to the timing of disbursements. The six-month increase is because of higher production taxes and purchaser deductions related to higher revenues, partially offset by decreased Texas property taxes related to the timing of disbursements.

Production Expenses

Production expenses were 4% lower for the second quarter and 5% lower for the six-month period primarily because of the timing of maintenance projects.

Development

Development costs increased 244% for the second quarter and 168% for the six-month period primarily because of increased drilling activity on one of the properties underlying the Oklahoma 75% net profits interests.

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

PART II - OTHER INFORMATION

Items 1 through 5. Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number and Description
(15)	Awareness letter of KPMG LLP

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Additional Exhibits

	(99.1)	Letter Agreement dated May 5, 2004 by and between Cross Timbers Royalty Trust and XTO Energy Inc. relating to Net Overriding Royalty Conveyances

	(99.2)	Items 7 and 7a to the Annual Report on Form 10-K for Cross Timbers Royalty Trust filed with the Securities and Exchange Commission on March 11, 2004 (incorporated herein by reference)

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter. The trust furnished three reports on Form 8-K under Item 12 for this period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSS TIMBERS ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

By	/s/ NANCY G. WILLIS
Nancy G. Willis
Vice President

XTO ENERGY INC.

Date: July 16, 2004	By	/s/ LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President
and Chief Financial Officer