Form 10-Q
period 2004-09-30
CROSS TIMBERS ROYALTY TRUST
filed 2004-10-19
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Outstanding as of October 1, 2004

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at September 30, 2004, and the distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2004 and 2003, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of America, N.A., as Trustee

for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of September 30, 2004 and the related condensed statements of distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2004 and 2003. These condensed financial statements are the responsibility of the trustee.

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

KPMG LLP

Dallas, Texas

October 15, 2004

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

Cash and short-term investments	$1,507,837	$994,389
Interest to be received	605	357
Net profits interests in oil and gas properties - net (Note 1)	23,341,683	24,665,401

	$24,850,125	$25,660,147

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$1,508,442	$994,746
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	23,341,683	24,665,401

	$24,850,125	$25,660,147

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net profits income	$4,017,397	$3,122,116	$10,792,393	$9,539,904
Interest income	1,548	953	3,089	3,347

Total income	4,018,945	3,123,069	10,795,482	9,543,251
Administration expense	90,205	53,457	264,966	210,275

Distributable income	$3,928,740	$3,069,612	$10,530,516	$9,332,976

Distributable income per unit (6,000,000 units)	$0.654790	$0.511602	$1.755086	$1.555496

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Trust corpus, beginning of period	$23,815,899	$25,612,459	$24,665,401	$26,556,533
Amortization of net profits interests	(474,216)	(415,857)	(1,323,718)	(1,359,931)
Distributable income	3,928,740	3,069,612	10,530,516	9,332,976
Distributions declared	(3,928,740)	(3,069,612)	(10,530,516)	(9,332,976)

Trust corpus, end of period	$23,341,683	$25,196,602	$23,341,683	$25,196,602

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

The financial statements of the trust differ from those prepared in conformity with GAAP because revenues are recognized when received rather than accrued in the month of production, expenses are recognized when paid rather than when incurred, and certain cash reserves may be established for contingencies which would not be accrued under GAAP. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

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

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value on February 12, 1991, the creation date of the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $37,758,766 as of September 30, 2004 and $36,435,048 as of December 31, 2003.

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

Distributable Income

Quarter

For the quarter ended September 30, 2004, net profits income was $4,017,397 compared to $3,122,116 for third quarter 2003. This 29% increase in net profits income is primarily the result of higher oil and gas prices. See “Net Profits Income” on the following page.

After considering interest income of $1,548 and administration expense of $90,205, distributable income for the quarter ended September 30, 2004 was $3,928,740, or $0.654790 per unit of beneficial interest. Administration expense for the quarter increased 69% from the prior year quarter primarily because of higher reporting costs related to an increased number of unitholders and the timing of expenditures. For third quarter 2003, distributable income was $3,069,612, or $0.511602 per unit. Distributions to unitholders for the quarter ended September 30, 2004 were:

Record Date	Payment Date	Distribution per Unit
July 30, 2004	August 13, 2004	$0.205248
August 31, 2004	September 15, 2004	0.198135
September 30, 2004	October 15, 2004	0.251407

		$0.654790

Nine Months

For the nine months ended September 30, 2004, net profits income was $10,792,393 compared to $9,539,904 for the same 2003 period. This 13% increase in net profits income is the result of higher oil and gas prices. See “Net Profits Income” on the following page.

After considering interest income of $3,089 and administration expense of $264,966, distributable income for the nine months ended September 30, 2004 was $10,530,516, or $1.755086 per unit of beneficial interest. Administration expense for the first nine months of 2004 increased 26% from the comparable 2003 period primarily because of higher reporting costs related to an increased number of unitholders and the timing of expenditures. For the nine months ended September 30, 2003, distributable income was $9,332,976, or $1.555496 per unit.

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

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended September 30 (a)		Increase (Decrease)	Nine Months Ended September 30 (a)		Increase (Decrease)
	2004	2003		2004	2003
Sales Volumes
Oil (Bbls) (b)
Underlying properties	68,573	68,727	—	207,651	217,365	(4)%
Average per day	745	747	—	758	796	(5)%
Net profits interests	35,415	27,906	27%	98,086	92,390	6%

Gas (Mcf) (b)
Underlying properties	647,814	639,200	1%	1,933,538	2,015,547	(4)%
Average per day	7,119	7,024	1%	7,057	7,383	(4)%
Net profits interests	569,213	559,565	2%	1,701,999	1,756,625	(3)%

Average Sales Prices
Oil (per Bbl)	$36.44	$27.96	30%	$33.05	$28.16	17%
Gas (per Mcf)	$ 6.05	$ 5.05	20%	$ 5.59	$ 4.79	17%

Revenues
Oil sales	$2,498,487	$1,921,563	30%	$6,863,501	$6,121,182	12%
Gas sales	3,917,682	3,225,251	21%	10,818,144	9,650,909	12%

Total Revenues	6,416,169	5,146,814	25%	17,681,645	15,772,091	12%

Costs
Taxes, transportation and other	966,335	682,538	42%	2,652,934	2,222,186	19%
Production expense (c)	800,030	884,010	(9)%	2,373,009	2,531,977	(6)%
Development costs	24,926	27,830	(10)%	282,951	124,246	128%

Total Costs	1,791,291	1,594,378	12%	5,308,894	4,878,409	9%

Net Proceeds	$4,624,878	$3,552,436	30%	$12,372,751	$10,893,682	14%

Net Profits Income	$4,017,397	$3,122,116	29%	$10,792,393	$9,539,904	13%

(a)	Because of the interval between time of production and receipt of royalty income by the trust, (1) oil and gas sales for the quarter ended September 30 generally represent oil production for the period May through July and gas production for the period April through June and (2) oil and gas sales for the nine months ended September 30 generally represent oil production for the period November through July and gas production for the period October through June.
(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expenses and development costs. Changes in any of these factors may result in disproportionate fluctuations in volumes allocated to the net profits interests. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.
(c)	Includes an overhead fee which is deducted and retained by XTO Energy. This fee is currently $23,265 per month and is subject to adjustment each May.

The following are explanations of significant variances from third quarter 2003 to third quarter 2004 and from the first nine months of 2003 to the comparable period in 2004:

Sales Volumes

Oil

Oil sales volumes remained relatively unchanged from third quarter 2003 to third quarter 2004 as decreased volumes related to natural production decline were offset by the effects of timing of cash receipts and prior period volume adjustments in 2003. Oil sales volumes for the 2004 nine-month period declined 4% from the comparable 2003 period primarily because of natural production decline and the timing of cash receipts, partially offset by the effect of prior period volume adjustments in 2003.

Gas

Gas sales volumes increased 1% for third quarter 2004 and decreased 4% for the nine-month period as compared with the same 2003 periods. Increased gas sales volumes for the quarter are primarily because of the timing of cash receipts and prior period volume adjustments in 2003, partially offset by natural production decline. Decreased gas sales volumes for the nine-month period are primarily because of the timing of cash receipts and natural production decline, partially offset by prior period volume adjustments in 2003.

Sales Prices

Oil

The average oil price increased 30% to $36.44 per Bbl for the third quarter and 17% to $33.05 per Bbl for the nine-month period. Crude oil prices are generally determined by global supply and demand. During 2003, increased demand, continued uncertainties in the Middle East and production discipline by OPEC maintained oil prices at relatively high levels. Oil prices continued to increase in early 2004 because of increasing demand and low crude stocks. In June and July 2004, supply disruption concerns caused oil prices to exceed $40 per Bbl. OPEC members agreed to increase daily oil production by 2 million barrels beginning July 2004 and an additional 500,000 barrels beginning August 2004 to maintain market stability and prices. Although OPEC recently decided to increase daily oil production by 1 million barrels beginning November 2004, oil prices have continued to increase. Continued instability in the Middle East, political unrest in Nigeria and hurricanes in the Gulf of Mexico led to record oil prices exceeding $50 per Bbl in October. The average NYMEX price for August and September 2004 was $45.34 per Bbl. At October 15, 2004, the average NYMEX futures price for the following twelve months was $51.00 per Bbl. Recent trust oil prices have averaged approximately $3.00 per Bbl lower than the NYMEX price.

Gas

Gas prices for the third quarter increased 20% to $6.05 per Mcf and for the nine-month period increased 17% to $5.59 per Mcf. Colder than normal weather, record low gas storage levels and continued increasing demand caused gas prices to remain relatively high during the first five months of 2003. With diminished demand related to higher prices, natural gas prices were lower during the summer months, then rose with cooler weather in the fall and early winter. Forecasts for continued production declines, increasing natural gas demand and larger than projected storage withdrawals supported higher prices in the first six months of 2004. Mild summer weather and increased gas storage inventories led to declining gas prices in August and early September. Natural gas prices rose again in mid-September because of reduced gas production as a result of hurricanes in the Gulf of Mexico. Prices will continue to be affected by weather, the recovery of the domestic economy, increases in the level of North American production and import levels of liquified natural gas. In any case, natural gas prices are expected to remain volatile. The third quarter 2004 gas price is primarily related to production from April through June 2004, when the average NYMEX price was $6.16 per MMBtu. The average NYMEX price for July through September 2004 was $5.59 per MMBtu. At October 15, 2004, the average NYMEX futures price for the following twelve months was $7.20 per MMBtu. Recent trust gas prices have been approximately $0.60 per MMBtu higher than the NYMEX price.

Costs

Taxes

Taxes, transportation and other increased 42% for the third quarter and 19% for the nine-month period. The third quarter increase is because of higher production taxes and purchaser deductions related to higher revenues and higher property taxes related to the timing of disbursements. The nine-month increase is because of higher production taxes and purchaser deductions related to higher revenues, partially offset by decreased property taxes related to the timing of disbursements.

Production Expenses

Production expenses were 9% lower for the third quarter and 6% lower for the nine-month period primarily because of decreased maintenance costs related to the timing of maintenance projects.

Development

Development costs decreased 10% for the third quarter and increased 128% for the nine-month period. Development costs for the quarter decreased primarily because of reduced drilling activity on properties underlying the Texas 75% net profits interests. The nine-month increase is primarily because of increased drilling activity on one of the properties underlying the Oklahoma 75% net profits interests.

Other

In August 2004, XTO Energy became operator of the Penwell Unit, one of the properties underlying the Texas 75% net profits interests, as a result of XTO Energy’s acquisition of the previous operator’s interest in this property.

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

No reports on Form 8-K were filed during the quarter. The trust furnished three reports on Form 8-K under Item 2.02 (or Item 12 prior to August 23, 2004) for this period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSS TIMBERS ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	/s/ NANCY G. WILLIS
Nancy G. Willis
Vice President

XTO ENERGY INC.

Date: October 19, 2004	By	/s/ LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President
and Chief Financial Officer