Form 10-K
period 2004-12-31
CROSS TIMBERS ROYALTY TRUST
filed 2005-03-14
CIK 881787

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission file number 1-10982

Cross Timbers Royalty Trust

(Exact name of registrant as specified in the Cross Timbers Royalty Trust Indenture)

Texas	75-6415930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Bank of America, N.A. Trustee P.O. Box 830650 Dallas, Texas	75283-0650
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (877) 228-5084

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒     No ☐

The aggregate market value of the units of beneficial interest of the trust, based on the closing price on the New York Stock Exchange as of June 30, 2004 (the last business day of its most recently completed second fiscal quarter), held by non-affiliates of the registrant on that date was approximately $159 million.

At February 28, 2005, there were 6,000,000 units of beneficial interest of the trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Listed below is the only document parts of which are incorporated herein by reference and the parts of this report into which the document is incorporated:

2004 Annual Report to Unitholders—Part II

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

In exchange for the net profits interests conveyed to the trust, the predecessors of XTO Energy received 6,000,000 units of beneficial interest of the trust. Predecessors of XTO Energy distributed units to their owners in February 1991 and November 1992, and in February 1992, sold units in the trust’s initial public offering. Units are listed and traded on the New York Stock Exchange under the symbol “CRT.” During 1996 and 1997, XTO Energy purchased 1,360,000 units on the open market. On September 18, 2003, XTO Energy distributed all of the 1,360,000 trust units it owned as a dividend to its common stockholders. XTO Energy currently is not a unitholder of the trust.

Under the terms of each of the five conveyances, the trust receives net profits income from the net profits interests generally on the last business day of each month. Net profits income is determined by XTO Energy by multiplying the net profit percentage (90% or 75%) times net proceeds from the underlying properties for each conveyance during the previous month. Net proceeds are the gross proceeds received from the sale of production, less “production costs”, as defined in the conveyances. For the 90% net profits interests and the 75% net profits interests, production costs generally include applicable property taxes, transportation, marketing and other charges. For the 75% net profits interests only, production costs also include capital and operating costs paid (e.g., drilling, production and other direct costs of owning and operating the property) and a monthly overhead charge that is adjusted annually. The monthly overhead charge at December 31, 2004 was $23,265 ($17,449 net to the trust). XTO Energy also deducts an overhead charge as operator of the Penwell Unit. As of December 31, 2004, monthly overhead attributable to the Penwell Unit was $3,324 ($2,493 net to the trust). If production costs exceed gross proceeds for any conveyance, this excess is carried forward to future monthly computations of net proceeds until the excess costs (plus interest accrued as specified in the conveyances) are completely recovered. Excess production costs and related accrued interest from one conveyance cannot be used to reduce net proceeds from any other conveyance.

The trust is not liable for any production costs or liabilities attributable to the net profits interests. If at any time the trust receives net profits income in excess of the amount due, the trust is not obligated to return the overpayment, but net profits income payable to the trust for the next month will be reduced by the overpayment, plus interest at the prime rate.

Approximately 20 of the underlying royalty interests in the San Juan Basin burden working interests in properties operated by XTO Energy. As a result of an acquisition in August 2004, XTO Energy also became operator of the Penwell Unit which is one of the properties underlying the Texas 75% net profits interests. Otherwise, XTO Energy does not operate or control any working interests associated with the underlying properties.

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

Approximately 69% of the net profits income received by the trust during 2004, as well as 68% of the estimated proved reserves of the net profits interests at December 31, 2004 (based on estimated future net cash flows using year-end oil and gas prices), is attributable to natural gas. There is generally a greater demand for gas during the winter. Otherwise, trust income is not subject to seasonal factors, nor dependent upon patents, licenses, franchises or concessions. The trust conducts no research activities.

Item 2.    Properties

The net profits interests are the principal asset of the trust. The trustee cannot acquire any other asset, with the exception of certain short-term investments as specified under Item 1. The trustee is prohibited from selling any portion of the net profits interests unless approved by at least 80% of the unitholders or at such time as trust gross revenue is less than $1 million for two successive years.

The net profits interests comprise:

—	the 90% net profits interests which are carved from:

a)	producing royalty and overriding royalty interest properties in Texas, Oklahoma and New Mexico, and

b)	11.11% nonparticipating royalty interests in nonproducing properties located primarily in Texas and Oklahoma;

—	the 75% net profits interests which are carved from working interests in four properties in Texas and three properties in Oklahoma.

All underlying royalties, underlying nonproducing royalties and underlying working interest properties are currently owned by XTO Energy. XTO Energy may sell all or any portion of the underlying properties at any time, subject to and burdened by the net profits interests.

Producing Acreage, Wells and Drilling

Underlying Royalties.    The underlying royalties are royalty and overriding royalty interests primarily located in mature producing oil and gas fields. The most significant producing region in which the underlying royalties are located is the San Juan Basin in northwestern New Mexico. The trust’s estimated proved gas reserves from this region totaled 23.9 Bcf at December 31, 2004, or approximately 80% of trust total gas reserves at that date. XTO Energy estimates that underlying royalties in the San Juan Basin include more than 3,900 gross (approximately 40 net) wells, covering over 60,000 gross acres. Approximately half of these wells are operated by BP America Production Company or Burlington Resources Oil & Gas Company. Production from conventional gas wells is primarily from the Dakota, Mesaverde and Pictured Cliffs formations.

Approximately 26% of the trust’s 2004 gas sales volumes were from coal seam production in the San Juan Basin. Through 2002, sales of certain coal seam gas qualified for a federal income tax credit. See “Regulation—Coal Seam Tax Credit.” In October 2002, regulatory authorities approved increasing the density of coal seam wells drilled in the San Juan Basin from one to two wells per 320-acre spacing unit, doubling the number of drill wells allowed. Increasing the density of coal seam wells could impact a significant portion of the trust’s acreage. XTO Energy has informed the trustee that it believes operators will pursue increased density drilling, but the effect on the trust is unknown.

Most of the trust’s San Juan Basin conventional, or non-coal seam, production is from the Mesaverde formation. In 1999, this formation was approved for increased density drilling, which doubled the number of drill wells allowed to four per spacing unit. XTO Energy has advised the trustee that the trust has received net proceeds from additional Mesaverde wells in recent years and that it believes operators will continue to further develop the Mesaverde formation underlying the net profits interests.

Eastward pipeline capacity was added in the San Juan Basin in the recent past, reducing the dependence of this gas on California markets and effectively increasing San Juan Basin gas prices in relation to prices from other regions. Gas-powered electricity generation is increasing in the southwest, and future pipelines are being discussed.

The underlying royalties also include royalties in the Sand Hills field of Crane County, Texas. Most of these properties are operated by major operators. The Sand Hills field was discovered in 1931 and includes production from three main intervals, the Tubb, McKnight and Judkins. Development potential for the field includes recompletions and additional infill drilling.

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

Underlying Working Interest Properties.    The underlying working interest properties, detailed below, are developed properties undergoing secondary or tertiary recovery operations:

			Ownership of XTO Energy
Unit	County/State	Operator	Working Interest	Revenue Interest
North Cowden	Ector/Texas	Occidental Permian, Ltd.	1.7%	1.4%
North Central Levelland	Hockley/Texas	ExxonMobil Corporation	3.2%	2.1%
Penwell	Ector/Texas	XTO Energy Inc.	5.2%	4.6%
Sharon Ridge Canyon	Borden/Texas	ExxonMobil Corporation	4.3%	2.8%
Hewitt	Carter/Oklahoma	ExxonMobil Corporation	11.3%	9.9%
Wildcat Jim Penn	Carter/Oklahoma	Patina Oil & Gas Corporation	8.6%	7.5%
South Graham Deese	Carter/Oklahoma	Lamamco Drilling Company	8.2%	7.0%

The underlying working interest properties consist of 60,154 gross (2,290 net) producing acres. As of December 31, 2004, there were 1,488 gross (69.2 net) productive oil wells, 994 gross (39.9 net) water injection wells and two gross (0.2 net) wells in process of drilling on these properties. Total wells drilled were seven gross (0.6 net) wells in 2004, 11 gross (0.2 net) wells in 2003 and nine gross (0.2 net) wells in 2002. These totals include no water injection wells drilled in 2004, six gross (0.1 net) in 2003 and four gross (0.1 net) in 2002.

Oil and Gas Production

Trust production is recognized in the period net profits income is received, which is the month following receipt by XTO Energy, and generally two months after the time of oil production and three months after gas production. Oil and gas production and average sales prices attributable to the underlying properties and the net profits interests for the three years ended December 31, 2004 were as follows:

	90% Net Profits Interests			75% Net Profits Interests			Total
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Production

Underlying Properties

Oil—Sales (Bbls)	72,038	70,742	95,789	203,754	228,127	243,186	275,792	298,869	338,975
Average per day (Bbls)	197	194	263	557	625	666	754	819	929
Gas—Sales (Mcf)	2,506,195	2,604,146	2,947,897	78,619	73,314	82,052	2,584,814	2,677,460	3,029,949
Average per day (Mcf)	6,847	7,135	8,076	215	201	225	7,062	7,336	8,301

Net Profits Interests

Oil—Sales (Bbls)	62,950	59,781	85,017	73,658	70,736	53,232	136,608	130,517	138,249
Average per day (Bbls)	172	164	233	201	194	146	373	358	379
Gas—Sales (Mcf)	2,242,031	2,315,504	2,630,283	30,822	22,026	18,511	2,272,853	2,337,530	2,648,794
Average per day (Mcf)	6,126	6,344	7,206	84	60	51	6,210	6,404	7,257

Average Sales Price
Oil (per Bbl)	$35.62	$28.95	$22.87	$35.70	$27.76	$22.10	$35.68	$28.04	$22.31
Gas (per Mcf)	$5.79	$4.89	$2.80	$4.02	$4.07	$2.48	$5.73	$4.86	$2.79

Nonproducing Acreage

The underlying nonproducing royalties contain approximately 200,000 gross (approximately 3,000 net) acres in Texas, Oklahoma and New Mexico which were nonproducing at the date of the trust’s creation. The trust is entitled to 10% of oil and gas production attributable to the underlying mineral interests, but is not entitled to delay rental payments or lease bonuses. There has been no significant development of such nonproducing acreage since the trust’s creation. Included in the December 2002 distribution to unitholders was $477,000, or approximately $0.08 per unit, related to a one-time correction of the trust’s interest in these properties.

Pricing and Sales Information

Oil and gas are generally sold from the underlying properties at market-sensitive prices. The majority of sales from the underlying working interest properties are to major oil and gas companies. Information about purchasers of oil and gas from royalty properties is generally not provided by operators to XTO Energy as a royalty owner, or to the trust.

Oil and Natural Gas Reserves

General

Miller and Lents, Ltd., independent petroleum engineers, has estimated oil and gas reserves attributable to the underlying properties as of December 31, 2004, 2003, 2002 and 2001. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

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

Estimated costs to plug and abandon wells on the underlying working interest properties at the end of their productive lives have not been deducted from cash flows since this is not a legal obligation of the trust. These costs are the legal obligation of XTO Energy as the owner of the underlying working interests and will only be deducted from net proceeds payable to the trust if net proceeds from the related conveyance exceed such costs when paid, subject to excess cost carryforward provisions as described under Item 1. Business.

Year-end oil prices used to determine the standardized measure were based on a West Texas Intermediate crude oil posted price of $40.25 per Bbl in 2004, $29.25 per Bbl in 2003, $28.00 per Bbl in 2002 and $16.75 per Bbl in 2001. The year-end weighted average realized gas prices used to determine the standardized measure were $5.14 per Mcf in 2004, $5.15 per Mcf in 2003, $4.06 per Mcf in 2002 and $2.28 per Mcf in 2001.

Proved Reserves

	Net Profits Interests
(in thousands)	90% Net Profits Interests		75% Net Profits Interests		Total		Underlying Properties
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Balance, December 31, 2001	614.4	31,437.6	684.9	268.2	1,299.3	31,705.8	3,422.4	36,006.4
Extensions, additions and discoveries	11.5	48.3	-0-	-0-	11.5	48.3	12.8	53.7
Revisions of prior estimates	104.0	1,755.3	439.3	231.0	543.3	1,986.3	560.7	2,266.6
Production	(85.0)	(2,630.3)	(53.2)	(18.5)	(138.2)	(2,648.8)	(339.0)	(3,029.9)

Balance, December 31, 2002	644.9	30,610.9	1,071.0	480.7	1,715.9	31,091.6	3,656.9	35,296.8
Extensions, additions and discoveries	2.5	277.6	-0-	-0-	2.5	277.6	2.8	308.6
Revisions of prior estimates	33.1	2,068.2	(8.9)	(28.5)	24.2	2,039.7	135.1	2,366.1
Production	(59.8)	(2,315.5)	(70.7)	(22.0)	(130.5)	(2,337.5)	(298.9)	(2,677.5)

Balance, December 31, 2003	620.7	30,641.2	991.4	430.2	1,612.1	31,071.4	3,495.9	35,294.0
Extensions, additions and discoveries	2.1	802.7	-0-	-0-	2.1	802.7	2.3	891.1
Revisions of prior estimates	71.0	426.7	154.0	66.2	225.0	492.9	235.0	555.5
Production	(62.9)	(2,242.1)	(73.7)	(30.8)	(136.6)	(2,272.9)	(275.8)	(2,584.8)

Balance, December 31, 2004	630.9	29,628.5	1,071.7	465.6	1,702.6	30,094.1	3,457.4	34,155.8

Revisions of prior estimates of the 75% net profits interests proved oil reserves and the underlying properties proved oil reserves in 2002 were primarily the result of the higher year-end oil price used in estimating proved reserves. During 2002 and 2003, upward revisions of the 90% net profits interests proved gas reserves and the underlying properties proved gas reserves were primarily because of lower than anticipated production declines and higher year-end gas prices. Extensions, additions and discoveries of the 90% net profits interests proved gas reserves and the underlying properties proved gas reserves were higher in 2004 than in 2002 or 2003 primarily because of development in the Mesaverde formation of the San Juan Basin. See “General” above.

Proved Developed Reserves

	Net Profits Interests
(in thousands)	90% Net Profits Interests		75% Net Profits Interests		Total		Underlying Properties
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
December 31, 2001	611.4	29,608.5	602.0	253.7	1,213.4	29,862.2	3,208.3	33,937.3

December 31, 2002	642.4	29,330.7	1,071.0	480.7	1,713.4	29,811.4	3,654.1	33,874.4

December 31, 2003	619.3	29,802.8	991.4	430.2	1,610.7	30,233.0	3,494.3	34,362.5

December 31, 2004	630.9	29,210.5	1,071.6	465.6	1,702.5	29,676.1	3,457.4	33,691.3

Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

(in thousands)	90% Net Profits Interests			75% Net Profits Interests			Total
	December 31			December 31			December 31
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Net Profits Interests

Future cash inflows	$177,911	$178,591	$145,445	$45,192	$31,527	$32,474	$223,103	$210,118	$177,919
Future production taxes	(13,894)	(14,267)	(11,596)	(3,045)	(2,156)	(2,212)	(16,939)	(16,423)	(13,808)

Future net cash flows	164,017	164,324	133,849	42,147	29,371	30,262	206,164	193,695	164,111
10% discount factor	(85,161)	(86,131)	(69,912)	(20,412)	(13,709)	(14,208)	(105,573)	(99,840)	(84,120)

Standardized measure	$78,856	$78,193	$63,937	$21,735	$15,662	$16,054	$100,591	$93,855	$79,991

Underlying Properties

Future cash inflows							$313,937	$287,484	$250,219
Future production costs							(75,500)	(65,741)	(61,148)

Future net cash flows							238,437	221,743	189,071
10% discount factor							(121,839)	(113,979)	(96,624)

Standardized measure							$116,598	$107,764	$92,447

Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

(in thousands)	90% Net Profits Interests			75% Net Profits Interests			Total
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Net Profits Interests

Standardized measure, January 1	$78,193	$63,937	$38,093	$15,662	$16,054	$5,951	$93,855	$79,991	$44,044
Extensions, additions and discoveries	1,906	859	327	-0-	-0-	-0-	1,906	859	327
Accretion of discount	6,578	5,367	3,238	1,398	1,428	512	7,976	6,795	3,750
Revisions of prior estimates, changes in price and other	4,732	19,021	30,092	7,344	133	10,828	12,076	19,154	40,920
Net profits income	(12,553)	(10,991)	(7,813)	(2,669)	(1,953)	(1,237)	(15,222)	(12,944)	(9,050)

Standardized measure, December 31	$78,856	$78,193	$63,937	$21,735	$15,662	$16,054	$100,591	$93,855	$79,991

Underlying Properties

Standardized measure, January 1							$107,764	$92,447	$50,261

Revisions:
Prices and costs							14,539	15,737	41,715
Quantity estimates							882	5,717	6,312
Accretion of discount							9,149	7,867	4,280
Future development costs							(339)	(148)	(101)
Other							(7)	7	(53)

Net revisions							24,224	29,180	52,153
Extensions, additions and discoveries							2,117	954	363
Production							(17,846)	(14,965)	(10,902)
Development costs							339	148	572

Net change							8,834	15,317	42,186

Standardized measure, December 31							$116,598	$107,764	$92,447

Reversion Agreement

Certain of the underlying royalties are subject to a reversion agreement between XTO Energy and a third party. The agreement calls for XTO Energy to transfer 25% of its interest in those properties to the third party when amounts received by XTO Energy from the underlying properties subject to the agreement equal the purchase price of the properties plus a 1% per month return on the unrecouped purchase price, known as payout. If payout were to occur and the 25% interest were to be transferred to the third party, the amounts payable to the trust would be proportionately reduced. Based on 2004 prices and levels of production, XTO Energy has informed the trustee that payout is not projected to occur for at least nine years. Unless higher prices and production are sustained for several years, this reversion agreement is not expected to have a material impact on the trust.

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

Coal Seam Tax Credit

The trust receives net profits income from coal seam gas wells. Through 2002, sales of production from coal seam wells drilled from 1980 through 1992 qualified for a federal income tax credit under Section 29 of the Internal Revenue Code for nonconventional fuel sources. This federal income tax credit has not been extended.

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

Item 3.    Legal Proceedings

Certain of the underlying properties are involved in various lawsuits and certain governmental proceedings arising in the ordinary course of business. XTO Energy has advised the trustee that it does not believe that the ultimate resolution of these claims will have a material effect on trust annual distributable income, financial position or liquidity.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of unitholders during 2004.

PART II

Item 5.    Market for Units of the Trust, Related Security Holder Matters and Trust Purchases of Units

The section entitled “Units of Beneficial Interest” in the trust’s annual report to unitholders for the year ended December 31, 2004 is incorporated herein by reference.

The trust has no equity compensation plans, nor has it purchased any units during the period covered by this report.

Item 6.    Selected Financial Data

	Year Ended December 31
	2004	2003	2002	2001	2000
Net Profits Income	$15,222,417	$12,944,047	$9,049,271	$14,389,316	$11,660,510
Distributable Income	14,924,058	12,688,746	8,822,310	14,209,884	11,502,114
Distributable Income per Unit	2.487343	2.114791	1.470385	2.368314	1.917019
Distributions per Unit	2.487343	2.114791	1.470385	2.368314	1.917019
Total Assets at Year-End	24,284,184	25,660,147	27,805,823	29,747,914	31,806,794

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The “Trustee’s Discussion and Analysis” of financial condition and results of operations for the three-year period ended December 31, 2004 in the trust’s annual report to unitholders for the year ended December 31, 2004 is incorporated herein by reference.

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

Contractual Obligations

As shown below, the trust had no obligations and commitments to make future contractual payments as of December 31, 2004, other than the December distribution payable to unitholders in January 2005, as shown in the statement of assets, liabilities and trust corpus.

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Distribution payable to unitholders	$1,436,490	$1,436,490	$—	$—	$—

Related Party Transactions

The underlying properties are currently owned by XTO Energy. XTO Energy deducts an overhead charge from monthly net proceeds as reimbursement for costs associated with monitoring the 75% net profits interests. As of December 31, 2004, this monthly charge was $23,265 ($17,449 net to the trust). XTO Energy also deducts an overhead charge as operator of the Penwell Unit. As of December 31, 2004, monthly overhead attributable to the Penwell Unit was $3,324 ($2,493 net to the trust). These overhead charges are subject to annual adjustment based on an oil and gas industry index. For further information regarding the trust’s relationship with XTO Energy, see Note 5 to Financial Statements in the trust’s annual report to unitholders for the year ended December 31, 2004.

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

This comprehensive basis of accounting other than generally accepted accounting principles corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. For further information regarding the trust’s basis of accounting, see Note 2 to Financial Statements in the trust’s annual report to unitholders for the year ended December 31, 2004.

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

Oil and Gas Reserves

The proved oil and gas reserves for the underlying properties are estimated by independent petroleum engineers. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Reserve engineering is a subjective process that is dependent upon the quality of available data and the interpretation thereof. Estimates by different engineers often vary, sometimes significantly. In addition, physical factors such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors such as changes in product prices, may justify revision of such estimates. Because proved reserves are required to be estimated using prices at the date of the evaluation, estimated reserve quantities can be significantly impacted by changes in product prices. Accordingly, oil and gas quantities ultimately recovered and the timing of production may be substantially different from original estimates.

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

Forward-Looking Statements

Certain information included in this annual report and other materials filed, or to be filed, by the trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements may concern, among other things, development activities, increased density drilling, maintenance projects, development, production and other costs, oil and gas prices, pricing differentials, proved reserves, payout on reversion properties, production levels, litigation, regulatory matters and competition. Such forward-looking statements are based on XTO Energy’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “expects,” “intends,” “plans,” “projects,” “anticipates,” “predicts,” “believes,” “goals,” “estimates,” “should,” “could,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. Some of the risk factors that could cause actual results to differ materially are discussed below.

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

Increased Production Expense and Development Costs.    Production expense and development costs on the 75% net profits interests properties are deducted in the calculation of the trust’s share of net proceeds. Accordingly, higher or lower production expense and development costs, without concurrent increases in revenue, will directly decrease or increase the amount received by the trust for its 75% net profits interests. If development costs and production expense of the 75% net profits interests located in a particular state exceed the production proceeds from the properties, the trust will not receive net proceeds for those properties until future proceeds from production in that state exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs.

Reserve Estimates.    Estimating reserves is inherently uncertain. Petroleum engineers consider many factors and make assumptions in estimating reserves and future net cash flows. Lower oil and gas prices generally cause lower estimates of proved reserves. Ultimately, actual production, revenues and expenditures for the underlying properties will vary from estimates and those variances could be material. The trust’s reserve quantities are based on estimates of reserves for the underlying properties. The method of allocating a portion of those reserves to the trust is complicated because the trust holds an interest in net profits and does not own a specific percentage of the oil and gas reserves.

Operating Risks.    The occurrence of drilling, production or transportation accidents at any of the underlying working interest properties will reduce trust distributions by the amount of uninsured costs. These accidents may result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. Any uninsured costs would be deducted as production expense in calculating net proceeds payable to the trust.

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

Item 8.     Financial Statements and Supplementary Data

The financial statements of the trust and the notes thereto, together with the related reports of KPMG LLP dated March 14, 2005, appearing in the trust’s annual report to unitholders for the year ended December 31, 2004, are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with the trust’s independent registered public accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended December 31, 2004.

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The trustee conducted an evaluation of the trust’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the trustee has concluded that the trust’s disclosure controls and procedures were effective as of the end of the period covered by this annual report. In its evaluation of disclosure controls and procedures, the trustee has relied, to the extent considered reasonable, on information provided by XTO Energy.

Trustee’s Report on Internal Control Over Financial Reporting

The trustee, Bank of America, N.A., is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The trustee conducted an evaluation of the effectiveness of the trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the trustee’s evaluation under the framework in Internal Control—Integrated Framework, the trustee concluded that the trust’s internal control over financial reporting was effective as of December 31, 2004. The trustee’s assessment of the effectiveness of the trust’s internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included in the trust’s annual report to unitholders for the year ended December 31, 2004 which is incorporated herein by reference.

There were no changes in the trust’s internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the trust’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Section 16(a) of the Securities Exchange Act of 1934 requires that beneficial owners of more than 10% of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. The Securities and Exchange Commission has taken the position that executive officers and directors of XTO Energy must also file initial ownership reports and reports of changes in beneficial ownership. Copies of the reports must be provided to the trust. To the trustee’s knowledge, based solely on the information furnished to the trust, the trust is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the trust units of beneficial interest during and for the year ended December 31, 2004.

Because the trust has no employees, it does not have a code of ethics. Employees of the trustee, Bank of America, N.A., must comply with the bank’s code of ethics, a copy of which will be provided to unitholders, without charge, upon request by appointment at Bank of America Plaza, 17th Floor, 901 Main Street, Dallas, Texas 75202.

Item 11.    Executive Compensation

The trustee received the following annual compensation from 2002 through 2004 as specified in the trust indenture:

Name and Principal Position	Year	Other Annual Compensation (1)
Bank of America, N.A., Trustee	2004	$7,611
	2003	6,472
	2002	4,525

(1)	Under the trust indenture, the trustee is entitled to an administrative fee of: (i) 1/20 of 1% of the first $100 million of the annual gross revenue of the trust, and 1/30 of 1% of the annual gross revenue of the trust in excess of $100 million, and (ii) trustee’s standard hourly rates for time in excess of 300 hours annually.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The trust has no equity compensation plans.

(a) Security Ownership of Certain Beneficial Owners.    The trustee is not aware of any person who beneficially owns more than 5% of the outstanding units.

(b) Security Ownership of Management.    The trust has no directors or executive officers. As of March 3, 2005, Bank of America, N.A. owned, in various fiduciary capacities, 39,558 units, with a shared right to vote 26,892 of these units and no right to vote 12,666 of these units. Bank of America, N.A. disclaims any beneficial interests in these units. The number of units reflected in this paragraph includes units held by all branches of Bank of America, N.A.

(c) Changes in Control.    The trustee knows of no arrangements which may subsequently result in a change in control of the trust.

Item 13.    Certain Relationships and Related Transactions

In computing net profits income paid to the trust for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This charge at December 31, 2004 was $23,265 per month, or $279,180 annually (net to the trust of $17,449 per month or $209,388 annually). XTO Energy also deducts an overhead charge as operator of the Penwell Unit, one of the working interests underlying the Texas 75% net profits interests. As of December 31, 2004, overhead attributable to the Penwell Unit was $3,324 per month, or $39,888 annually (net to the trust of $2,493 per month or $29,916 annually). These overhead charges are subject to annual adjustment based on an oil and gas industry index.

See Item 11 for the remuneration received by the trustee from 2002 through 2004 and Item 12(b) for information concerning units owned by the trustee, Bank of America, N.A., in various fiduciary capacities.

Item 14.    Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2004 and 2003 are:

	2004		2003
Audit fees	$76,206	(1)	$32,000
Audit-related fees	—		—
Tax fees	—		—
All other fees	—		—

	$76,206		$32,000

(1)	Includes fees of $39,206 related to audit of the trust’s internal control over financial reporting.

As referenced in Item 10, above, the trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to KPMG LLP.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Financial Statements (incorporated by reference in Item 8 of this report)

Independent Registered Public Accounting Firm Reports

Statements of Assets, Liabilities and Trust Corpus at December 31, 2004 and 2003

Statements of Distributable Income for the years ended December 31, 2004, 2003 and 2002

Statements of Changes in Trust Corpus for the years ended December 31, 2004, 2003 and 2002

Notes to Financial Statements

2.	Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.	Exhibits

(4)(a)	Cross Timbers Royalty Trust Indenture amended and restated on January 13, 1992 by NationsBank, N.A. (now Bank of America, N.A.), as trustee, heretofore filed as Exhibit 3.1 to the trust’s Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

(b)	Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust, 90%—Texas) from South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross Timbers Partners, L.P. (predecessors of XTO Energy Inc.) to NCNB Texas National Bank (now Bank of America, N.A.), as trustee, dated February 12, 1991 (without Schedules A and B), heretofore filed as Exhibit 10.1 to the trust’s Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

(c)	Correction to Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust, 90%—Texas) from South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross Timbers Partners, L.P. (predecessors of XTO Energy Inc.) to NCNB Texas National Bank (now Bank of America, N.A.), as trustee, dated September 23, 1991 (without Schedules A and B), heretofore filed as Exhibit 10.2 to the trust’s Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

(d)	Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust, 75%—Texas) from South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross Timbers Partners, L.P. (predecessors of XTO Energy Inc.) to NCNB Texas National Bank (now Bank of America, N.A.), as trustee, dated February 12, 1991 (without Schedules A and B), heretofore filed as Exhibit 10.5 to the trust’s Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

(13)	Cross Timbers Royalty Trust annual report to unitholders for the year ended December 31, 2004

(23.1)	Consent of KPMG LLP

(23.2)	Consent of Miller and Lents, Ltd.

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

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

CROSS TIMBERS ROYALTY TRUST By BANK OF AMERICA, N.A., TRUSTEE

By	/s/ NANCY G. WILLIS
Nancy G. Willis Vice President

XTO ENERGY INC.

Date: March 14, 2005	By	/s/ LOUIS G. BALDWIN
Louis G. Baldwin Executive Vice President and Chief Financial Officer

(The trust has no directors or executive officers.)