Form 10-Q
period 2005-03-31
CROSS TIMBERS ROYALTY TRUST
filed 2005-04-29
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Outstanding as of April 1, 2005
6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

royalty interest (and overriding royalty interest)	A nonoperating interest in an oil and gas property that provides the owner a specified share of production without any production expense or development costs

underlying properties	XTO Energy’s interest in certain oil and gas properties from which the net profits interests were conveyed. The underlying properties include royalty and overriding royalty interests in producing and nonproducing properties in Texas, Oklahoma and New Mexico, and working interests in producing properties located in Texas and Oklahoma.

working interest	An operating interest in an oil and gas property that provides the owner a specified share of production that is subject to all production expense and development costs

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at March 31, 2005, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2005 and 2004, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of America, N.A., as Trustee

  for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of March 31, 2005 and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2005 and 2004. These condensed financial statements are the responsibility of the trustee.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of December 31, 2004, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein), included in the trust’s 2004 Annual Report on Form 10-K, and in our report dated March 14, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2004 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus included in the trust’s 2004 Annual Report on Form 10-K from which it has been derived.

KPMG LLP

Dallas, Texas

April 29, 2005

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and short-term investments	$1,373,527	$1,435,478
Interest to be received	1,217	1,012
Net profits interests in oil and gas properties - net (Note 1)	22,411,018	22,847,694

	$23,785,762	$24,284,184

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$1,374,744	$1,436,490
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	22,411,018	22,847,694

	$23,785,762	$24,284,184

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended March 31
	2005	2004
Net profits income	$4,462,096	$3,116,138
Interest income	3,519	428

Total income	4,465,615	3,116,566
Administration expense	125,071	70,582

Distributable income	$4,340,544	$3,045,984

Distributable income per unit (6,000,000 units)	$0.723424	$0.507664

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended March 31
	2005	2004
Trust corpus, beginning of period	$22,847,694	$24,665,401
Amortization of net profits interests	(436,676)	(422,082)
Distributable income	4,340,544	3,045,984
Distributions declared	(4,340,544)	(3,045,984)

Trust corpus, end of period	$22,411,018	$24,243,319

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

Costs deducted in the calculation of net proceeds for the 90% net profits interests generally include applicable taxes, transportation, marketing and legal costs, and do not include production expense or development costs. For the 75% net profits interests, costs deducted in the calculation of net proceeds include production expense, development costs, applicable taxes, operating charges and other costs.

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

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value on February 12, 1991, the creation date of the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $38,689,431 as of March 31, 2005 and $38,252,755 as of December 31, 2004.

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

Item 2. Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the trustee’s discussion and analysis contained in the trust’s 2004 annual report, as well as the condensed financial statements and notes thereto included in this quarterly report on Form 10-Q. The trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the trust’s web site at www.crosstimberstrust.com.

Distributable Income

For the quarter ended March 31, 2005, net profits income was $4,462,096 compared to $3,116,138 for first quarter 2004. This 43% increase in net profits income is the result of higher oil and gas prices. See “Net Profits Income” below.

After considering interest income of $3,519 and administration expense of $125,071, distributable income for the quarter ended March 31, 2005 was $4,340,544, or $0.723424 per unit of beneficial interest. Administration expense for the quarter increased 77% from the prior year quarter because of fees related to the 2004 audit of the trust’s internal control over financial reporting and the timing of expenditures. For first quarter 2004, distributable income was $3,045,984, or $0.507664 per unit. Distributions to unitholders for the quarter ended March 31, 2005 were:

Record Date	Payment Date	Distribution per Unit
January 31, 2005	February 14, 2005	$0.257322
February 28, 2005	March 14, 2005	0.236978
March 31, 2005	April 14, 2005	0.229124

		$0.723424

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

Because properties underlying the 90% net profits interests are royalty and overriding royalty interests, they generally bear no costs other than production and property taxes, related legal costs, and marketing and transportation charges. In addition to these costs, the 75% net profits interests are subject to production expense and development costs, since the properties underlying the 75% net profits interests are working interests.

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended March 31 (a)		Increase (Decrease)
	2005	2004
Sales Volumes
Oil (Bbls) (b)
Underlying properties	68,446	69,983	(2)%
Average per day	744	761	(2)%
Net profits interests	35,671	32,022	11%

Gas (Mcf) (b)
Underlying properties	604,843	614,163	(2)%
Average per day	6,574	6,676	(2)%
Net profits interests	525,520	542,089	(3)%

Average Sales Prices
Oil (per Bbl)	$42.25	$29.66	42%
Gas (per Mcf)	$6.96	$5.19	34%

Revenues
Oil sales	$2,891,581	$2,075,871	39%
Gas sales	4,207,937	3,185,204	32%

Total Revenues	7,099,518	5,261,075	35%

Costs
Taxes, transportation and other	959,712	810,919	18%
Production expense (c)	868,927	780,750	11%
Development costs	100,822	97,670	3%

Total Costs	1,929,461	1,689,339	14%

Net Proceeds	$5,170,057	$3,571,736	45%

Net Profits Income	$4,462,096	$3,116,138	43%

(a)	Because of the interval between time of production and receipt of royalty income by the trust, oil and gas sales for the quarter ended March 31 generally represent oil production for the period November through January and gas production for the period October through December.
(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. Changes in any of these factors may result in disproportionate fluctuations in volumes allocated to the net profits interests. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.
(c)	Includes an overhead charge which is deducted and retained by XTO Energy. This charge is approximately $26,000 per month and is subject to adjustment each May.

The following are explanations of significant variances from first quarter 2004 to 2005:

Sales Volumes

Oil

Oil sales volumes for the underlying properties decreased 2% from first quarter 2004 to first quarter 2005 primarily because of natural production decline, partially offset by timing of cash receipts.

Gas

Gas sales volumes for the underlying properties decreased 2% from first quarter 2004 to first quarter 2005 primarily because of natural production decline, partially offset by prior period volume adjustments in 2004.

Sales Prices

Oil

The first quarter 2005 average oil price was $42.25 per Bbl, a 42% increase from the first quarter 2004 average price of $29.66 per Bbl. Oil prices increased from first quarter 2004 to first quarter 2005 primarily because of increasing global demand and supply shortage concerns, the weaker U.S. dollar, market speculation and political instability. Oil prices increased to record levels in April 2005, exceeding $58 per Bbl. The average NYMEX price for February and March 2005 was $51.44 per Bbl. At April 20, 2005, the average NYMEX futures price for the following twelve months was $54.88 per Bbl. Recent trust oil prices have averaged approximately $4.30 per Bbl lower than the NYMEX price.

Gas

The first quarter 2005 average gas price was $6.96 per Mcf, a 34% increase from the first quarter 2004 average price of $5.19 per Mcf. Gas prices increased from first quarter 2004 to first quarter 2005 primarily because of increased demand and declining North American production. Prices will continue to be affected by weather, the U.S. economy, the level of North American production and import levels of liquified natural gas, and are expected to remain volatile. The first quarter 2005 gas price is primarily related to production from October through December 2004, when the average NYMEX price was $7.28. The average NYMEX price for January through March 2005 was $6.47 per MMBtu. At April 20, 2005, the average NYMEX futures price for the following twelve months was $7.65 per MMBtu. Recent trust gas prices have averaged approximately $0.50 per MMBtu higher than the NYMEX price.

Costs

Taxes

Taxes, transportation and other increased 18% for the first quarter primarily because of higher production taxes related to higher revenues and higher property taxes related to the timing of disbursements.

Production Expenses

Production expenses were 11% higher for the first quarter primarily because of increased maintenance costs related to the timing of projects and disbursements, partially offset by decreased insurance costs.

Development

Development costs increased 3% for the first quarter primarily because of the timing of activity and disbursements related to properties underlying the 75% net profits interests.

Forward-Looking Statements

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements regarding the net profits interests, underlying properties, development activities, development, production and other costs, oil and gas prices, and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part II, Item 7 of the trust’s Annual Report on Form 10-K for the year ended December 31, 2004, which is incorporated by this reference as though fully set forth herein. Although XTO Energy Inc. and the trustee believe that the expectations reflected in such forward-looking statements are reasonable, neither XTO Energy Inc. nor the trustee can give any assurance that such expectations will prove to be correct.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the trust’s market risks, as disclosed in Part II, Item 7A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the trustee carried out an evaluation of the effectiveness of the design and operation of the trust’ s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the trustee concluded that the trust’s disclosure controls and procedures are effective in timely alerting the trustee to material information relating to the trust required to be included in the trust’s periodic filings with the Securities and Exchange Commission. In its evaluation of disclosure controls and procedures, the trustee has relied, to the extent considered reasonable, on information provided by XTO Energy Inc. There has not been any change in the trust’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the trust’s internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1 through 5.

Not Applicable.

Item 6. Exhibits.

(a) Exhibits.

Exhibit Number and Description
(15)	Awareness letter of KPMG LLP

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 7 and 7A to the Annual Report on Form 10-K for Cross Timbers Royalty Trust filed with the Securities and Exchange Commission on March 14, 2005 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSS TIMBERS ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

XTO ENERGY INC.

Date: April 29, 2005	By	/S/ LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President
and Chief Financial Officer