Form 10-Q
period 2005-06-30
CROSS TIMBERS ROYALTY TRUST
filed 2005-07-20
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

NONE

(Former name, former address and former fiscal year, if changed since last report)

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

Outstanding as of July 15, 2005

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

CROSS TIMBERS ROYALTY TRUST

GLOSSARY OF TERMS

The following are definitions of significant terms used in this Form 10-Q:

Bbl	Barrel (of oil)

Mcf	Thousand cubic feet (of natural gas)

MMBtu	One million British Thermal Units, a common energy measurement

net proceeds	Gross proceeds received by XTO Energy Inc. from sale of production from the underlying properties, less applicable costs, as defined in the net profits interest conveyances

net profits income	Net proceeds multiplied by the applicable net profits percentage of 75% or 90%, which is paid to the trust by XTO Energy Inc. “Net profits income” is referred to as “royalty income” for income tax purposes.

net profits interest	An interest in an oil and gas property measured by net profits from the sale of production, rather than a specific portion of production. The following defined net profits interests were conveyed to the trust from the underlying properties:

90% net profits interests – interests that entitle the trust to receive 90% of the net proceeds from the underlying properties that are royalty or overriding royalty interests in Texas, Oklahoma and New Mexico

75% net profits interests – interests that entitle the trust to receive 75% of the net proceeds from the underlying properties that are working interests in Texas and Oklahoma

royalty interest (and overriding royalty interest)	A nonoperating interest in an oil and gas property that provides the owner a specified share of production without any production expense or development costs

underlying properties	XTO Energy Inc.’s interest in certain oil and gas properties from which the net profits interests were conveyed. The underlying properties include royalty and overriding royalty interests in producing and nonproducing properties in Texas, Oklahoma and New Mexico, and working interests in producing properties located in Texas and Oklahoma.

working interest	An operating interest in an oil and gas property that provides the owner a specified share of production that is subject to all production expense and development costs

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at June 30, 2005, and the distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2005 and 2004, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of America, N.A., as Trustee

    for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of June 30, 2005 and the related condensed statements of distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2005 and 2004. These condensed financial statements are the responsibility of the trustee.

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

KPMG LLP

Dallas, Texas

July 19, 2005

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Cash and short-term investments	$1,558,092	$1,435,478
Interest to be received	1,626	1,012
Net profits interests in oil and gas properties - net (Note 1)	21,967,298	22,847,694

	$23,527,016	$24,284,184

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$1,559,718	$1,436,490
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	21,967,298	22,847,694

	$23,527,016	$24,284,184

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net profits income	$4,589,164	$3,658,858	$9,051,260	$6,774,996
Interest income	4,302	1,113	7,821	1,541

Total income	4,593,466	3,659,971	9,059,081	6,776,537
Administration expense	139,618	104,179	264,689	174,761

Distributable income	$4,453,848	$3,555,792	$8,794,392	$6,601,776

Distributable income per unit (6,000,000 units)	$0.742308	$0.592632	$1.465732	$1.100296

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Trust corpus, beginning of period	$22,411,018	$24,243,319	$22,847,694	$24,665,401
Amortization of net profits interests	(443,720)	(427,420)	(880,396)	(849,502)
Distributable income	4,453,848	3,555,792	8,794,392	6,601,776
Distributions declared	(4,453,848)	(3,555,792)	(8,794,392)	(6,601,776)

Trust corpus, end of period	$21,967,298	$23,815,899	$21,967,298	$23,815,899

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy Inc.’s historical net book value on February 12, 1991, the creation date of the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $39,133,151 as of June 30, 2005 and $38,252,755 as of December 31, 2004.

2.	Contingencies

Several states have enacted legislation to require state income tax withholding from nonresident recipients of oil and gas proceeds. After consultation with its state tax counsel, XTO Energy Inc. has advised the trustee that it believes the trust is not subject to these withholding requirements. However, regulations are subject to change by the various states, which could change this conclusion. In the event it is determined that the trust is required to withhold state taxes, distributions to the unitholders would be reduced by the required amount, subject to the unitholder’s right to file a state tax return to claim any refund due.

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

Distributable Income

Quarter

For the quarter ended June 30, 2005, net profits income was $4,589,164 compared to $3,658,858 for second quarter 2004. This 25% increase in net profits income is the result of higher oil and gas prices. See “Net Profits Income” on the following page.

After considering interest income of $4,302 and administration expense of $139,618, distributable income for the quarter ended June 30, 2005 was $4,453,848, or $0.742308 per unit of beneficial interest. Administration expense for the quarter increased 34% from the prior year quarter primarily because of the timing of expenditures. For second quarter 2004, distributable income was $3,555,792, or $0.592632 per unit. Distributions to unitholders for the quarter ended June 30, 2005 were:

Record Date	Payment Date	Distribution per Unit
April 29, 2005	May 13, 2005	$0.225121
May 31, 2005	June 14, 2005	0.257234
June 30, 2005	July 15, 2005	0.259953

		$0.742308

Six Months

For the six months ended June 30, 2005, net profits income was $9,051,260 compared to $6,774,996 for the same 2004 period. This 34% increase in net profits income is the result of higher oil and gas prices. See “Net Profits Income” on the following page.

After considering interest income of $7,821 and administration expense of $264,689, distributable income for the six months ended June 30, 2005 was $8,794,392, or $1.465732 per unit of beneficial interest. Administration expense for the first half of 2005 increased 51% from the comparable 2004 period primarily because of fees related to the 2004 audit of the trust’s internal control over financial reporting and the timing of expenditures. For the six months ended June 30, 2004, distributable income was $6,601,776, or $1.100296 per unit.

Net Profits Income

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy Inc., and generally two months after oil production and three months after gas production. Net profits income is generally affected by three major factors:

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

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended June 30 (a)		Increase (Decrease)	Six Months Ended June 30 (a)		Increase (Decrease)
	2005	2004		2005	2004
Sales Volumes
Oil (Bbls) (b)
Underlying properties	69,240	69,095	—	137,686	139,078	(1)%
Average per day	778	768	1%	761	764	—
Net profits interests	38,720	30,649	26%	74,391	62,671	19%

Gas (Mcf) (b)
Underlying properties	587,848	671,561	(12)%	1,192,691	1,285,724	(7)%
Average per day	6,532	7,380	(11)%	6,553	7,026	(7)%
Net profits interests	516,161	590,697	(13)%	1,041,681	1,132,786	(8)%

Average Sales Prices
Oil (per Bbl)	$47.16	$33.13	42%	$44.72	$31.39	42%
Gas (per Mcf)	$ 6.78	$ 5.53	23%	$ 6.87	$ 5.37	28%

Revenues
Oil sales	$3,265,472	$2,289,143	43%	$6,157,053	$4,365,014	41%
Gas sales	3,986,406	3,715,258	7%	8,194,343	6,900,462	19%

Total Revenues	7,251,878	6,004,401	21%	14,351,396	11,265,476	27%

Costs
Taxes, transportation and other	1,004,500	875,680	15%	1,964,212	1,686,599	16%
Production expense (c)	823,129	792,229	4%	1,692,056	1,572,979	8%
Development costs	82,303	160,355	(49)%	183,125	258,025	(29)%

Total Costs	1,909,932	1,828,264	4%	3,839,393	3,517,603	9%

Net Proceeds	$5,341,946	$4,176,137	28%	$10,512,003	$7,747,873	36%

Net Profits Income	$4,589,164	$3,658,858	25%	$9,051,260	$6,774,996	34%

(a)	Because of the interval between time of production and receipt of royalty income by the trust, (1) oil and gas sales for the quarter ended June 30 generally represent oil production for the period February through April and gas production for the period January through March and (2) oil and gas sales for the six months ended June 30 generally represent oil production for the period November through April and gas production for the period October through March.

(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. Changes in any of these factors may result in disproportionate fluctuations in volumes allocated to the net profits interests. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)	Includes an overhead charge which is deducted and retained by XTO Energy Inc. This charge is approximately $26,000 per month and is subject to adjustment each May.

The following are explanations of significant variances on the underlying properties from second quarter 2004 to second quarter 2005 and from the first six months of 2004 to the comparable period in 2005:

Sales Volumes

Oil

Oil sales volumes remained relatively unchanged from second quarter 2004 to second quarter 2005 and decreased 1% from the first six months of 2004 to the comparable period in 2005 primarily because natural production decline was largely offset by the timing of cash receipts.

Gas

Gas sales volumes decreased 12% for second quarter 2005 and 7% for the six-month period as compared with the same 2004 periods. Decreased gas sales volumes are primarily because of natural production decline, the timing of cash receipts and prior period volume adjustments in 2005.

Sales Prices

Oil

The average oil price increased 42% to $47.16 per Bbl for the second quarter and 42% to $44.72 per Bbl for the six-month period. Oil prices increased for the second quarter and for the six-month period primarily because of increasing global demand and supply shortage concerns, the weaker U.S. dollar, market speculation and political instability. Oil prices increased to record levels in July 2005, exceeding $61.00 per Bbl. The average NYMEX price for May and June 2005 was $53.18 per Bbl. At July 15, 2005, the average NYMEX futures price for the following twelve months was $59.93 per Bbl. Recent trust oil prices have averaged approximately $5.30 per Bbl lower than the NYMEX price.

Gas

Gas prices for the second quarter increased 23% to $6.78 per Mcf and for the six-month period increased 28% to $6.87 per Mcf. Gas prices increased for the second quarter and for the six-month period primarily because of increased demand and declining North American production. Prices will continue to be affected by weather, the U.S. economy, the level of North American production, crude oil prices and import levels of liquified natural gas, and are expected to remain volatile. The second quarter 2005 gas price is primarily related to production from January through March 2005, when the average NYMEX price was $6.47 per MMBtu. The average NYMEX price for April through June 2005 was $6.95 per MMBtu. At July 15, 2005, the average NYMEX futures price for the following twelve months was $8.30 per MMBtu. Recent trust gas prices have been approximately $0.30 per MMBtu higher than the NYMEX price.

Costs

Taxes

Taxes generally vary in relation to revenues, with oil taxed at a lower rate than gas revenue. Taxes, transportation and other increased 15% for the second quarter and 16% for the six-month period, as compared with increased revenues of 21% for the quarter and 27% for the six-month period. The lower percentage increase in taxes is primarily because of a higher proportion of oil revenue to total revenue in 2005.

Production Expense

Production expense was 4% higher for the second quarter and 8% higher for the six-month period primarily because of the timing of maintenance projects.

Development

Development costs decreased 49% for the second quarter and 29% for the six-month period primarily because of the timing of activity and disbursements related to properties underlying the 75% net profits interests.

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

CROSS TIMBERS ROYALTY TRUST
	By	BANK OF AMERICA, N.A., TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

XTO ENERGY INC.

Date: July 20, 2005	By	/S/ LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President
and Chief Financial Officer