Form 10-Q
period 2005-09-30
CROSS TIMBERS ROYALTY TRUST
filed 2005-10-26
CIK 881787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of October 1, 2005
6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at September 30, 2005, and the distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2005 and 2004, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of America, N.A., as Trustee

  for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of September 30, 2005 and the related condensed statements of distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2005 and 2004. These condensed financial statements are the responsibility of the trustee.

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

KPMG LLP

Dallas, Texas

October 21, 2005

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and short-term investments	$2,070,775	$1,435,478
Interest to be received	2,189	1,012
Net profits interests in oil and gas properties - net (Note 1)	21,587,720	22,847,694

	$23,660,684	$24,284,184

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$2,072,964	$1,436,490
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	21,587,720	22,847,694

	$23,660,684	$24,284,184

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net profits income	$5,069,110	$4,017,397	$14,120,370	$10,792,393
Interest income	5,578	1,548	13,399	3,089

Total income	5,074,688	4,018,945	14,133,769	10,795,482
Administration expense	35,600	90,205	300,289	264,966

Distributable income	$5,039,088	$3,928,740	$13,833,480	$10,530,516

Distributable income per unit (6,000,000 units)	$0.839848	$0.654790	$2.305580	$1.755086

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Trust corpus, beginning of period	$21,967,298	$23,815,899	$22,847,694	$24,665,401
Amortization of net profits interests	(379,578)	(474,216)	(1,259,974)	(1,323,718)
Distributable income	5,039,088	3,928,740	13,833,480	10,530,516
Distributions declared	(5,039,088)	(3,928,740)	(13,833,480)	(10,530,516)

Trust corpus, end of period	$21,587,720	$23,341,683	$21,587,720	$23,341,683

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy Inc.’s historical net book value on February 12, 1991, the creation date of the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $39,512,729 as of September 30, 2005 and $38,252,755 as of December 31, 2004.

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

Distributable Income

Quarter

For the quarter ended September 30, 2005, net profits income was $5,069,110 compared to $4,017,397 for third quarter 2004. This 26% increase in net profits income is the result of higher oil and gas prices. See “Net Profits Income” on the following page.

After considering interest income of $5,578 and administration expense of $35,600, distributable income for the quarter ended September 30, 2005 was $5,039,088, or $0.839848 per unit of beneficial interest. Administration expense for the quarter decreased 61% from the prior year quarter primarily because of the timing of expenditures. For third quarter 2004, distributable income was $3,928,740, or $0.654790 per unit. Distributions to unitholders for the quarter ended September 30, 2005 were:

Record Date	Payment Date	Distribution per Unit
July 29, 2005	August 12, 2005	$0.219330
August 31, 2005	September 15, 2005	0.275024
September 30, 2005	October 17, 2005	0.345494

		$0.839848

The September 2005 distribution, paid to unitholders on October 17, 2005, included $668,000, or $0.11 per unit, related to a purchaser’s recalculation and remittance of royalties for San Juan Basin production before February 2002. The interest payment associated with this remittance, in the amount of $880,000, or approximately $0.15 per unit, will be included in the October 2005 distribution which will be paid to unitholders on November 15, 2005.

Nine Months

For the nine months ended September 30, 2005, net profits income was $14,120,370 compared to $10,792,393 for the same 2004 period. This 31% increase in net profits income is the result of higher oil and gas prices. See “Net Profits Income” on the following page.

After considering interest income of $13,399 and administration expense of $300,289, distributable income for the nine months ended September 30, 2005 was $13,833,480, or $2.305580 per unit of beneficial interest. Administration expense for the first nine months of 2005 increased 13% from the comparable 2004 period primarily because of fees related to the audit of the trust’s internal control over financial reporting for 2004 and the timing of expenditures. For the nine months ended September 30, 2004, distributable income was $10,530,516, or $1.755086 per unit.

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

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended September 30 (a)		Increase (Decrease)	Nine Months Ended September 30 (a)		Increase (Decrease)

	2005	2004		2005	2004
Sales Volumes
Oil (Bbls) (b)
Underlying properties	65,643	68,573	(4%)	203,329	207,651	(2%)
Average per day	714	745	(4%)	745	758	(2%)
Net profits interests	35,866	35,415	1%	110,257	98,086	12%
Gas (Mcf) (b)
Underlying properties	492,130	647,814	(24%)	1,684,821	1,933,538	(13%)
Average per day	5,408	7,119	(24%)	6,172	7,057	(13%)
Net profits interests	428,430	569,213	(25%)	1,470,111	1,701,999	(14%)

Average Sales Prices
Oil (per Bbl)	$50.57	$36.44	39%	$46.61	$33.05	41%
Gas (per Mcf)	$9.05	$6.05	50%	$7.51	$5.59	34%

Revenues
Oil sales	$3,319,375	$2,498,487	33%	$9,476,428	$6,863,501	38%
Gas sales	4,454,082	3,917,682	14%	12,648,425	10,818,144	17%

Total Revenues	7,773,457	6,416,169	21%	22,124,853	17,681,645	25%

Costs
Taxes, transportation and other	909,166	966,335	(6%)	2,873,378	2,652,934	8%
Production expense (c)	867,386	800,030	8%	2,559,442	2,373,009	8%
Development costs	128,768	24,926	417%	311,893	282,951	10%

Total Costs	1,905,320	1,791,291	6%	5,744,713	5,308,894	8%

Net Proceeds	$5,868,137	$4,624,878	27%	$16,380,140	$12,372,751	32%

Net Profits Income	$5,069,110	$4,017,397	26%	$14,120,370	$10,792,393	31%

(a)	Because of the interval between time of production and receipt of royalty income by the trust, (1) oil and gas sales for the quarter ended September 30 generally represent oil production for the period May through July and gas production for the period April through June and (2) oil and gas sales for the nine months ended September 30 generally represent oil production for the period November through July and gas production for the period October through June.

(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. Changes in any of these factors may result in disproportionate fluctuations in volumes allocated to the net profits interests. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)	Includes an overhead charge which is deducted and retained by XTO Energy Inc. This charge is approximately $26,000 per month and is subject to adjustment each May.

The following are explanations of significant variances on the underlying properties from third quarter 2004 to third quarter 2005 and from the first nine months of 2004 to the comparable period in 2005:

Sales Volumes

Oil

Oil sales volumes decreased 4% for third quarter 2005 and decreased 2% from the first nine months of 2004 to the comparable period in 2005 primarily because of natural production decline, partially offset by the timing of cash receipts.

Gas

Gas sales volumes decreased 24% for third quarter 2005 and 13% for the nine-month period as compared with the same 2004 periods. The 2005 third quarter and nine-month period gas sales volumes were lower because of a purchaser’s gas sales adjustments related to prior periods. These lower volumes affected the September 2005 distribution to unitholders. Excluding the effect of these adjustments, gas sales volumes decreased 15% for third quarter 2005 and 10% for the nine-month period as compared with the same 2004 periods. These decreased gas sales volumes are primarily because of natural production decline, prior period volume adjustments in 2005 and the timing of cash receipts.

See “Gulf of Mexico Hurricanes” below.

Sales Prices

Oil

The average oil price increased 39% to $50.57 per Bbl for the third quarter and 41% to $46.61 per Bbl for the nine-month period. Oil prices increased for the third quarter and for the nine-month period primarily because of increasing global demand and supply shortage concerns, inadequate refining capacity, reduced production as a result of July tropical storms in the Gulf of Mexico, market speculation and political instability, and are expected to remain volatile. Oil prices increased to record levels in August 2005, exceeding $69.00 per Bbl. The average NYMEX price for August and September 2005 was $65.22 per Bbl. At October 21, 2005, the average NYMEX futures price for the following twelve months was $61.12 per Bbl. Recent trust oil prices have averaged approximately $3.90 per Bbl lower than the NYMEX price.

Gas

Gas prices for the third quarter increased 50% to $9.05 per Mcf and for the nine-month period increased 34% to $7.51 per Mcf. The 2005 third quarter and nine-month period gas prices were higher because of a purchaser’s recalculation and remittance of royalties for San Juan Basin production before February 2002. Excluding the effect of this adjustment, gas prices for the third quarter increased 25% to $7.54 per Mcf and for the nine-month period increased 26% to $7.07 per Mcf. Gas prices increased for the third quarter and for the nine-month period primarily because of increased demand and declining North American production. Prices will continue to be affected by weather, the U.S. economy, the level of North American production, crude oil prices and import levels of liquified natural gas, and are expected to remain volatile. The third quarter 2005 gas price is primarily related to production from April through June 2005, when the average NYMEX price was $6.95 per MMBtu. The average NYMEX price for July through September 2005 was

$9.64 per MMBtu. At October 21, 2005, the average NYMEX futures price for the following twelve months was $11.58 per MMBtu. Recent trust gas prices have been approximately $0.50 per Mcf higher than the NYMEX price. Because of regional differences in supply and demand, however, trust gas prices are generally expected to decline in relationship to the NYMEX price as the NYMEX price increases.

See “Gulf of Mexico Hurricanes” below.

Costs

Taxes

Taxes generally vary in relation to revenues, with oil taxed at a lower rate than gas revenue. Taxes, transportation and other decreased 6% for the third quarter and increased 8% for the nine-month period as compared with increased revenues of 21% for the quarter and 25% for the nine-month period. Decreased taxes, transportation and other for the third quarter and the lower percentage increase in taxes for the nine-month period are primarily because of a higher proportion of oil revenue to total revenue in 2005 and a purchaser adjustment related to prior periods.

Production Expense

Production expense was 8% higher for the third quarter and nine-month period primarily because of the timing of maintenance projects as well as the timing of cash disbursements.

Development

Development costs increased 417% for the third quarter and 10% for the nine-month period primarily because of the timing of projects and disbursements primarily related to two properties underlying the 75% net profits interests.

Gulf of Mexico Hurricanes

In late August and September 2005, hurricanes in the Gulf of Mexico disrupted a significant portion of U.S. oil and gas production, leading to higher prices. These increased prices will affect distributions to unitholders beginning with the November 2005 distribution to be paid in December 2005. The underlying properties to the trust are not located near the Gulf and related production was not significantly affected. However, because of greater supply and weaker demand in areas where trust related oil and gas is produced, the price received for such production is expected to be lower than the price received for Gulf production or NYMEX prices. As a result of storm damages and related supply shortages, production expense and development costs are expected to increase throughout the industry. The duration of these higher prices and costs cannot be predicted.

Forward-Looking Statements

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements regarding the net profits interests, underlying properties, development activities, development, production and other costs and expenses, oil and gas prices and differentials to NYMEX prices, supply shortages, distributions to unitholders and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part II, Item 7 of the trust’s Annual Report on Form 10-K for the year ended December 31, 2004, which is incorporated by this reference as though fully set forth herein. Although XTO Energy Inc. and the trustee believe that the expectations reflected in such forward-looking statements are reasonable, neither XTO Energy Inc. nor the trustee can give any assurance that such expectations will prove to be correct.

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

CROSS TIMBERS ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	/s/ NANCY G. WILLIS
Nancy G. Willis
Vice President

XTO ENERGY INC.

Date: October 25, 2005	By	/s/ LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President and Chief Financial Officer