Form 10-K
period 2005-12-31
CROSS TIMBERS ROYALTY TRUST
filed 2006-03-16
CIK 881787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005	Commission file number 1-10982

Cross Timbers Royalty Trust

(Exact name of registrant as specified in the Cross Timbers Royalty Trust Indenture)

Texas	75-6415930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Bank of America, N.A. Trustee P.O. Box 830650 Dallas, Texas	75283-0650
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (877) 228-5084

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐     No ☒

The aggregate market value of the units of beneficial interest of the trust, based on the closing price on the New York Stock Exchange as of June 30, 2005 (the last business day of its most recently completed second fiscal quarter), held by non-affiliates of the registrant on that date was approximately $232 million.

At February 28, 2006, there were 6,000,000 units of beneficial interest of the trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Listed below is the only document parts of which are incorporated herein by reference and the parts of this report into which the document is incorporated:

2005 Annual Report to Unitholders—Part II

PART I

Item 1.     Business

Cross Timbers Royalty Trust is an express trust created under the laws of Texas pursuant to the Cross Timbers Royalty Trust Indenture entered into on February 12, 1991 between predecessors of XTO Energy Inc. (formerly known as Cross Timbers Oil Company), as grantors, and NCNB Texas National Bank, as trustee. Bank of America, N.A. is now the trustee of the trust. The principal office of the trust is located at 901 Main Street, Dallas, Texas 75202 (telephone number 877-228-5084).

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

On February 12, 1991, the predecessors of XTO Energy conveyed defined net profits interests to the trust under five separate conveyances:

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

Under the terms of each of the five conveyances, the trust receives net profits income from the net profits interests generally on the last business day of each month. Net profits income is determined by XTO Energy by multiplying the net profit percentage (90% or 75%) times net proceeds from the underlying properties for each conveyance during the previous month. Net proceeds are the gross proceeds received from the sale of production, less “production costs”, as defined in the conveyances. For the 90% net profits interests and the 75% net profits interests, production costs generally include applicable property taxes, transportation, marketing and other charges. For the 75% net profits interests only, production costs also include capital and operating costs paid (e.g., drilling, production and other direct costs of owning and operating the property) and a monthly overhead charge that is adjusted annually. The monthly overhead charge at December 31, 2005 was $24,080 ($18,060 net to the trust). XTO Energy also deducts an overhead charge as operator of the Penwell Unit. As of December 31, 2005, monthly overhead attributable to the Penwell Unit was $2,392 ($1,794 net to the trust). If production costs exceed gross proceeds for any conveyance, this excess is carried forward to future monthly computations of net proceeds until the excess costs (plus interest accrued as specified in the conveyances) are completely recovered. Excess production costs and related accrued interest from one conveyance cannot be used to reduce net proceeds from any other conveyance.

The trust is not liable for any production costs or liabilities attributable to the underlying properties. If at any time the trust receives net profits income in excess of the amount due, the trust is not obligated to return the overpayment, but net profits income payable to the trust for the next month will be reduced by the overpayment, plus interest at the prime rate.

Approximately 20 of the underlying royalty interests in the San Juan Basin burden working interests in properties operated by XTO Energy. XTO Energy also operates the Penwell Unit, following its acquisition of an additional interest in this unit in August 2004. XTO Energy’s original interest in the Penwell Unit is one of the properties underlying the Texas 75% net profits interests. Other than these properties, XTO Energy does not operate or control any of the underlying properties or related working interests.

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

Approximately 65% of the net profits income received by the trust during 2005, as well as 69% of the estimated proved reserves of the net profits interests at December 31, 2005 (based on estimated future net cash flows using year-end oil and gas prices), is attributable to natural gas. There is generally a greater demand for gas during the winter. Otherwise, trust income is not subject to seasonal factors, nor dependent upon patents, licenses, franchises or concessions. The trust conducts no research activities.

Item 1A.     Risk Factors

The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by the trustee from time to time. Such factors, among others, may have a material adverse effect upon the trust’s financial condition, distributable income and changes in trust corpus.

The following discussion of risk factors should be read in conjunction with the financial statements and related notes included in the trust’s annual report to unitholders for the year ended December 31, 2005. Because of these and other factors, past financial performance should not be considered an indication of future performance.

The market price for the trust units may not reflect the value of the net profits interests held by the trust.

The public trading price for the trust units tends to be tied to the recent and expected levels of cash distributions on the trust units. The amounts available for distribution by the trust vary in response to numerous factors outside the control of the trust or XTO Energy, including prevailing prices for oil and natural gas produced from the underlying properties. The market price of the trust units is not necessarily indicative of the value that the trust would realize if the net profits interests were sold to a third party buyer. In addition, such market price is not necessarily reflective of the fact that, since the assets of the trust are depleting assets, a portion of each cash distribution paid on the trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. There is no guarantee that distributions made to a unitholder over the life of these depleting assets will equal or exceed the purchase price paid by the unitholder.

Oil and natural gas prices fluctuate due to a number of uncontrollable factors, and any decline will adversely affect the net proceeds payable to the trust and trust distributions.

The trust’s monthly cash distributions are highly dependent upon the prices realized from the sale of natural gas and, to a lesser extent, oil. Oil and natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the trust and XTO Energy. Factors that contribute to price fluctuations include instability in oil-producing regions, worldwide economic conditions, weather conditions, the supply and price of domestic and foreign oil and natural gas, consumer demand, the price and availability of alternative fuels, the proximity to, and capacity of, transportation facilities and the effect of worldwide energy conservation measures. Moreover, government regulations, such as regulation of natural gas transportation and price controls, can affect product prices in the long term. Lower oil and natural gas prices may reduce the amount of oil and natural gas that is economic to produce and will reduce net profits available to the trust. The volatility of energy prices reduces the predictability of future cash distributions to trust unitholders.

Higher production expense and/or development costs, without concurrent increases in revenue, will directly decrease the net proceeds payable to the trust from the properties underlying the 75% net profits interests.

Production expense and development costs are deducted in the calculation of the trust’s share of net proceeds from properties underlying the 75% net profits interests. Accordingly, higher or lower production expense and development costs, without concurrent increases in revenue, will directly decrease or increase the amount received by the trust for its 75% net profits interests. If development costs and production expense for properties underlying the 75% net profits in a particular state exceed the production proceeds from the properties, the trust will not receive net proceeds for those properties until future proceeds from production in that state exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs.

Proved reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in reserve estimates or underlying assumptions could cause the quantities and net present value of the reserves to be overstated.

Estimating proved oil and gas reserves is inherently uncertain. Petroleum engineers consider many factors and make assumptions in estimating reserves and future net cash flows. Those factors and assumptions include historical production from the area compared with production rates from similar producing areas, the effects of governmental regulation, assumptions about future commodity prices, production expense and development costs, taxes and capital expenditures, the availability of enhanced recovery techniques and relationships with landowners, working interest partners, pipeline companies and others. Lower oil and gas prices generally cause lower estimates of proved reserves. Ultimately, actual production, revenues and expenditures for the underlying properties will vary from estimates and those variances could be material. Because the trust owns net profits interests, it does not own a specific percentage of the oil and gas reserves. Estimated proved reserves for the net profits interests are based on estimates of reserves for the underlying properties and an allocation method that considers estimated future net proceeds and oil and gas prices. Increases or decreases in oil and gas prices directly increase or decrease estimated reserves of the 75% net profits interests.

Operational risks and hazards associated with the development of the underlying properties may decrease trust distributions.

There are operational risks and hazards associated with the production and transportation of oil and natural gas, including without limitation natural disasters, blowouts, explosions, fires, leakage of oil or natural gas, releases of other hazardous materials, mechanical failures, cratering, and pollution. Any of these or similar occurrences could result in the interruption or cessation of operations, personal injury or loss of life, property damage, damage to productive formations or equipment, damage to the environment or natural resources, or cleanup obligations. The operation of oil and gas properties is also subject to various laws and regulations. Non-compliance with such laws and regulations could subject the operator to additional costs, sanctions or liabilities. The uninsured costs resulting from any of the above or similar occurrences could be deducted as a production expense or development cost in calculating the net proceeds payable to the trust from properties underlying the 75% net profits interests, and would therefore reduce trust distributions by the amount of such uninsured costs.

Trust unitholders and the trustee have no influence over the operations on, or future development of, the underlying properties.

Because XTO Energy does not operate most of the underlying properties, it is unable to significantly influence the operations or future development of the underlying properties. Neither the trustee nor the trust unitholders can influence or control the operation or future development of the underlying properties. The failure of an operator to conduct its operations or discharge its obligations in a proper manner could have an adverse effect on the net proceeds payable to the trust. The current operators of the underlying properties are under no obligation to continue operating the properties. Neither the trustee nor trust unitholders have the right to replace an operator.

The assets of the trust represent interests in depleting assets and, if XTO Energy and any other operators developing the underlying properties do not perform additional development projects, the assets may deplete faster than expected. Eventually, the assets of the trust will cease to produce in commercial quantities and the trust will cease to receive proceeds from such assets.

The net proceeds payable to the trust are derived from the sale of depleting assets. Eventually, the properties underlying the trust’s net profits interests will cease to produce in commercial quantities and the trust will, therefore, cease to receive any net proceeds therefrom. The reduction in proved reserve quantities is a common measure of the depletion. Future maintenance and development projects on the underlying properties will affect the quantity of proved reserves. The timing and size of these projects will depend on the market prices of oil and natural gas. If XTO Energy or other operators of the properties do not implement additional maintenance and development projects, the future rate of production decline of proved reserves may be higher than the rate currently estimated.

Terrorism and continued geopolitical hostilities could adversely affect trust distributions or the market price of the trust units.

Terrorist attacks and the threat of terrorist attacks, whether domestic or foreign, as well as the military or other actions taken in response, cause instability in the global financial and energy markets. Terrorism and other geopolitical hostilities could adversely affect trust distributions or the market price of the trust units in unpredictable ways, including through the disruption of fuel supplies and markets, increased volatility in oil and natural gas prices, or the possibility that the infrastructure on which the operators of the underlying properties rely could be a direct target or an indirect casualty of an act of terror.

XTO Energy may transfer its interest in the underlying properties without the consent of the trust or the trust unitholders.

XTO Energy may at any time transfer all or part of its interest in the underlying properties to another party. Neither the trust nor the trust unitholders are entitled to vote on any transfer of the properties underlying the trust’s net profits interests, and the trust will not receive any proceeds of any such transfer. Following any transfer, the transferred property will continue to be subject to the net profits interests of the trust, but the calculation, reporting and remitting of net proceeds to the trust will be the responsibility of the transferee.

In January 2006, XTO Energy announced that it will consider selling the underlying properties. Any sale is dependent upon XTO Energy’s ability to structure a tax-efficient transaction and receive sufficient consideration from a buyer it deems to be qualified.

The operators of any underlying property may abandon the property, thereby terminating the related net profits interest payable to the trust.

The operators of the underlying properties, or any transferee thereof, may abandon any well or property without the consent of the trust or the trust unitholders if they reasonably believe that the well or property can no longer produce in commercially economic quantities. This could result in the termination of the net profits interest relating to the abandoned well or property.

The net profits interests can be sold and the trust would be terminated.

The trust may sell the net profits interests if the holders of 80% or more of the trust units approve the sale or vote to terminate the trust. The trust will terminate if it fails to generate gross proceeds from the underlying properties of at least $1,000,000 per year over any consecutive two-year period. Sale of all of the net profits interests will terminate the trust. The net proceeds of any sale must be for cash with the proceeds promptly distributed to the trust unitholders.

Trust unitholders have limited voting rights and have limited ability to enforce the trust’s rights against the current or any future operators of the underlying properties.

The voting rights of a trust unitholder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of trust unitholders or for an annual or other periodic re-election of the trustee. Additionally, trust unitholders have no voting rights in XTO Energy.

The trust indenture and related trust law permit the trustee and the trust to sue XTO Energy or operators of the underlying properties to compel them to fulfill the terms of the conveyance of the net profits interests. If the trustee does not take appropriate action to enforce provisions of the conveyance, the recourse of the trust unitholders would likely be limited to bringing a lawsuit against the trustee to compel the trustee to take specified actions. Trust unitholders probably would not be able to sue XTO Energy or operators of the underlying properties.

Financial information of the trust is not prepared in accordance with GAAP.

The financial statements of the trust are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the U.S., or GAAP. Although this basis of accounting is permitted for royalty trusts by the Securities and Exchange Commission, the financial statements of the trust differ from GAAP financial statements because net profits income is not accrued in the month of production, expenses are not recognized when incurred and cash reserves may be established for certain contingencies that would not be recorded in GAAP financial statements.

The limited liability of trust unitholders is uncertain.

The trust unitholders are not protected from the liabilities of the trust to the same extent that a shareholder would be protected from a corporation’s liabilities. The structure of the trust does not include the interposition of a limited liability entity such as a corporation or limited partnership which would provide further limited liability protection to trust unitholders. While the trustee is liable for any excess liabilities incurred if the trustee fails to insure that such liabilities are to be satisfied only out of trust assets, under the laws of Texas, which are unsettled on this point, a unitholder may be jointly and severally liable for any liability of the trust if the satisfaction of such liability was not contractually limited to the assets of the trust and the assets of the trust and the trustee are not adequate to satisfy such liability. As a result, trust unitholders may be exposed to personal liability. The trust, however, is not liable for production costs or other liabilities of the underlying properties.

Drilling oil and natural gas wells is a high-risk activity and subjects the trust to a variety of factors that it cannot control.

Drilling oil and natural gas wells, including development wells, involves numerous risks, including the risk that commercially productive oil and natural gas reservoirs are not encountered. The presence of unanticipated pressures or irregularities in formations, miscalculations or accidents may cause drilling activities to be unsuccessful. In addition, there is often uncertainty as to the future cost or timing of drilling, completing and operating wells. Further, the development activities may be curtailed, delayed or canceled as a result of a variety of factors, including:

•	unexpected drilling conditions;
•	title problems;
•	restricted access to land for drilling or laying pipeline;
•	pressure or irregularities in formations;
•	equipment failures or accidents;
•	adverse weather conditions; and
•	costs of, or shortages or delays in the availability of, drilling rigs, tubular materials and equipment.

While these risks do not expose the trust to liabilities of the driller or operator of the well, they can reduce net proceeds payable to the trust and trust distributions by decreasing oil and gas revenues or increasing production expense or development costs from the underlying properties. Furthermore, these risks may cause the costs of development activities on properties underlying the 75% net profits interests to exceed the revenues therefrom, thereby reducing net proceeds payable to the trust and trust distributions.

The underlying properties are subject to complex federal, state and local laws and regulations that could adversely affect net proceeds payable to the trust and trust distributions.

Extensive federal, state and local regulation of the oil and natural gas industry significantly affects operations on the underlying properties. In particular, oil and natural gas development and production are subject to stringent environmental regulations. These regulations have increased the costs of planning, designing, drilling, installing, operating and abandoning oil and natural gas wells and other related facilities, which costs could reduce net proceeds payable to the trust and trust distributions. These regulations may become more demanding in the future.

Item 1B.     Unresolved Staff Comments

As of December 31, 2005, the trust did not have any unresolved Securities and Exchange Commission staff comments.

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

All underlying royalties, underlying nonproducing royalties and underlying working interest properties are currently owned by XTO Energy. XTO Energy may sell all or any portion of the underlying properties at any time, subject to and burdened by the net profits interests. In January 2006, XTO Energy announced that it will consider selling its interests in the underlying properties that are subject to the Cross Timbers Royalty Trust net profits interests. Any sale is dependent upon XTO Energy’s ability to structure a tax-efficient transaction and receive sufficient consideration from a buyer it deems to be qualified.

Producing Acreage, Wells and Drilling

Underlying Royalties.     The underlying royalties are royalty and overriding royalty interests primarily located in mature producing oil and gas fields. The most significant producing region in which the underlying royalties are located is the San Juan Basin in northwestern New Mexico. The trust’s estimated proved gas reserves from this region totaled 23.7 Bcf at December 31, 2005, or approximately 81% of trust total gas reserves at that date. XTO Energy estimates that underlying royalties in the San Juan Basin include more than 3,900 gross (approximately 40 net) wells, covering over 60,000 gross acres. Approximately half of these wells are operated by BP America Production Company or Burlington Resources Oil & Gas Company. Production from conventional gas wells is primarily from the Dakota, Mesaverde and Pictured Cliffs formations.

Approximately 22% of the trust’s 2005 gas sales volumes were from coal seam production in the San Juan Basin. In October 2002, regulatory authorities approved increasing the density of coal seam wells drilled in the San Juan Basin from one well to two wells per 320-acre spacing unit, doubling the number of drill wells allowed. Increasing the density of coal seam wells could impact a significant portion of the trust’s acreage. XTO Energy has informed the trustee that it believes operators will pursue increased density drilling, but the effect on the trust is unknown.

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

Underlying Working Interest Properties.     The underlying working interest properties, detailed below, are developed properties undergoing secondary or tertiary recovery operations:

			Ownership of XTO Energy
Unit	County/State	Operator	Working Interest	Revenue Interest
North Cowden	Ector/Texas	Occidental Permian, Ltd.	1.7%	1.4%
North Central Levelland	Hockley/Texas	ExxonMobil Corporation	3.2%	2.1%
Penwell	Ector/Texas	XTO Energy Inc.	5.2%	4.6%
Sharon Ridge Canyon	Borden/Texas	Occidental Permian, Ltd.	4.3%	2.8%
Hewitt	Carter/Oklahoma	ExxonMobil Corporation	11.3%	9.9%
Wildcat Jim Penn	Carter/Oklahoma	Noble Energy Production, Inc.	8.6%	7.5%
South Graham Deese	Carter/Oklahoma	Lamamco Drilling Company	8.2%	7.0%

The underlying working interest properties consist of 60,154 gross (2,290 net) producing acres. As of December 31, 2005, there were 1,521 gross (71.6 net) productive oil wells and seven gross (0.1 net) wells in process of drilling on these properties. Total wells drilled were five gross (0.4 net) wells in 2005, seven gross (0.6 net) wells in 2004 and five gross (0.1 net) wells in 2003.

Oil and Natural Gas Production

Trust production is recognized in the period net profits income is received, which is the month following receipt by XTO Energy, and generally two months after the time of oil production and three months after gas production. Oil and gas production and average sales prices attributable to the underlying properties and the net profits interests for the three years ended December 31, 2005 were as follows:

	90% Net Profits Interests			75% Net Profits Interests			Total
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Production

Underlying Properties

Oil—Sales (Bbls)	69,784	72,038	70,742	200,741	203,754	228,127	270,525	275,792	298,869
Average per day (Bbls)	191	197	194	550	557	625	741	754	819
Gas—Sales (Mcf)	2,157,785	2,506,195	2,604,146	94,576	78,619	73,314	2,252,361	2,584,814	2,677,460
Average per day (Mcf)	5,912	6,847	7,135	259	215	201	6,171	7,062	7,336

Net Profits Interests

Oil—Sales (Bbls)	60,068	62,950	59,781	85,630	73,658	70,736	145,698	136,608	130,517
Average per day (Bbls)	164	172	164	235	201	194	399	373	358
Gas—Sales (Mcf)	1,925,342	2,242,031	2,315,504	40,234	30,822	22,026	1,965,576	2,272,853	2,337,530
Average per day (Mcf)	5,275	6,126	6,344	110	84	60	5,385	6,210	6,404

Average Sales Price
Oil (per Bbl)	$50.34	$35.62	$28.95	$49.47	$35.70	$27.76	$49.70	$35.68	$28.04
Gas (per Mcf)	$7.87	$5.79	$4.89	$5.09	$4.02	$4.07	$7.76	$5.73	$4.86

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

Oil and Natural Gas Reserves

General

Miller and Lents, Ltd., independent petroleum engineers, has estimated oil and gas reserves attributable to the underlying properties as of December 31, 2005, 2004, 2003 and 2002. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

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

Year-end oil prices used to determine the standardized measure were based on a West Texas Intermediate crude oil posted price of $57.75 per Bbl in 2005, $40.25 per Bbl in 2004, $29.25 per Bbl in 2003 and $28.00 per Bbl in 2002. The year-end weighted average realized gas prices used to determine the standardized measure were $7.70 per Mcf in 2005, $5.14 per Mcf in 2004, $5.15 per Mcf in 2003 and $4.06 per Mcf in 2002.

Proved Reserves

	Net Profits Interests
(in thousands)	90% Net Profits Interests		75% Net Profits Interests		Total		Underlying Properties
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Balance, December 31, 2002	644.9	30,610.9	1,071.0	480.7	1,715.9	31,091.6	3,656.9	35,296.8
Extensions, additions and discoveries	2.5	277.6	-0-	-0-	2.5	277.6	2.8	308.6
Revisions of prior estimates	33.1	2,068.2	(8.9)	(28.5)	24.2	2,039.7	135.1	2,366.1
Production	(59.8)	(2,315.5)	(70.7)	(22.0)	(130.5)	(2,337.5)	(298.9)	(2,677.5)

Balance, December 31, 2003	620.7	30,641.2	991.4	430.2	1,612.1	31,071.4	3,495.9	35,294.0
Extensions, additions and discoveries	2.1	802.7	-0-	-0-	2.1	802.7	2.3	891.1
Revisions of prior estimates	71.0	426.7	154.0	66.2	225.0	492.9	235.0	555.5
Production	(62.9)	(2,242.1)	(73.7)	(30.8)	(136.6)	(2,272.9)	(275.8)	(2,584.8)

Balance, December 31, 2004	630.9	29,628.5	1,071.7	465.6	1,702.6	30,094.1	3,457.4	34,155.8
Extensions, additions and discoveries	6.8	702.7	-0-	-0-	6.8	702.7	7.6	780.6
Revisions of prior estimates	(76.7)	162.3	204.1	79.1	127.4	241.4	104.9	257.6
Production	(60.1)	(1,925.4)	(85.6)	(40.2)	(145.7)	(1,965.6)	(270.5)	(2,252.4)

Balance, December 31, 2005	500.9	28,568.1	1,190.2	504.5	1,691.1	29,072.6	3,299.4	32,941.6

During 2003, upward revisions of the 90% net profits interests proved gas reserves and the underlying properties proved gas reserves were primarily because of lower than anticipated production declines and higher year-end gas prices. Extensions, additions and discoveries of the 90% net profits interests proved gas reserves and the underlying properties proved gas reserves were higher in 2004 and 2005 than in 2003 primarily because of development in the San Juan Basin. See “General” above. As of December 31, 2005, proved reserves for the underlying properties and attributable to the 90% net profits interests have been reduced to reflect anticipated payout under the reversion agreement in which 25% of XTO Energy’s interest in certain underlying royalties will transfer to a third party when payout occurs. See “Reversion Agreement” below. This is the first time estimated proved reserves have been adjusted for the effect of the reversion agreement, since anticipated payout has recently been accelerated by higher product prices and increased development of properties subject to the reversion agreement. The effect of anticipated payout was to reduce gas reserves for the underlying properties and net profits interests by approximately 2%, oil reserves for the underlying properties by approximately 4% and oil reserves for the net profits interests by approximately 6%. The effect of the reversion agreement is included in 2005 revisions and is offset by increased reserves related to higher year-end product prices.

Proved Developed Reserves

	Net Profits Interests
(in thousands)	90% Net Profits Interests		75% Net Profits Interests		Total		Underlying Properties
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
December 31, 2002	642.4	29,330.7	1,071.0	480.7	1,713.4	29,811.4	3,654.1	33,874.4

December 31, 2003	619.3	29,802.8	991.4	430.2	1,610.7	30,233.0	3,494.3	34,362.5

December 31, 2004	630.9	29,210.5	1,071.7	465.6	1,702.6	29,676.1	3,457.4	33,691.3

December 31, 2005	500.9	28,568.1	1,190.2	504.5	1,691.1	29,072.6	3,299.4	32,941.6

Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

(in thousands)	90% Net Profits Interests			75% Net Profits Interests			Total
	December 31			December 31			December 31
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Net Profits Interests

Future cash inflows	$250,137	$177,911	$178,591	$68,872	$45,192	$31,527	$319,009	$223,103	$210,118
Future production taxes	(21,274)	(13,894)	(14,267)	(4,828)	(3,045)	(2,156)	(26,102)	(16,939)	(16,423)

Future net cash flows	228,863	164,017	164,324	64,044	42,147	29,371	292,907	206,164	193,695
10% discount factor	(120,548)	(85,161)	(86,131)	(31,749)	(20,412)	(13,709)	(152,297)	(105,573)	(99,840)

Standardized measure	$108,315	$78,856	$78,193	$32,295	$21,735	$15,662	$140,610	$100,591	$93,855

Underlying Properties

Future cash inflows							$437,017	$313,937	$287,484
Future production costs							(97,333)	(75,500)	(65,741)

Future net cash flows							339,684	238,437	221,743
10% discount factor							(176,274)	(121,839)	(113,979)

Standardized measure							$163,410	$116,598	$107,764

Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

(in thousands)	90% Net Profits Interests			75% Net Profits Interests			Total
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Net Profits Interests

Standardized measure, January 1	$78,856	$78,193	$63,937	$21,735	$15,662	$16,054	$100,591	$93,855	$79,991
Extensions, additions and discoveries	2,647	1,906	859	-0-	-0-	-0-	2,647	1,906	859
Accretion of discount	6,615	6,578	5,367	1,909	1,398	1,428	8,524	7,976	6,795
Revisions of prior estimates, changes in price and other	35,649	4,732	19,021	12,834	7,344	133	48,483	12,076	19,154
Net profits income	(15,452)	(12,553)	(10,991)	(4,183)	(2,669)	(1,953)	(19,635)	(15,222)	(12,944)

Standardized measure, December 31	$108,315	$78,856	$78,193	$32,295	$21,735	$15,662	$140,610	$100,591	$93,855

Underlying Properties

Standardized measure, January 1							$116,598	$107,764	$92,447
Revisions:
Prices and costs							57,635	14,539	15,737
Quantity estimates							(266)	882	5,717
Accretion of discount							9,895	9,149	7,867
Future development costs							(642)	(339)	(148)
Other							(6)	(7)	7

Net revisions							66,616	24,224	29,180
Extensions, additions and discoveries							2,942	2,117	954
Production							(23,388)	(17,846)	(14,965)
Development costs							642	339	148

Net change							46,812	8,834	15,317

Standardized measure, December 31							$163,410	$116,598	$107,764

Reversion Agreement

Certain of the properties underlying the 90% net profits interests are subject to a reversion agreement between XTO Energy and an unrelated third party. The agreement calls for XTO Energy to transfer 25% of its interest in those properties to the third party when net amounts received by XTO Energy from the properties subject to the agreement equal the purchase price of the properties plus a 1% per month return on the unrecouped purchase price, known as payout. If payout were to occur and the 25% interest were to be transferred to the third party, the net proceeds payable to the trust and trust distributions to unitholders would be reduced. Based on 2005 prices and sales volumes, XTO Energy has informed the trustee that payout may occur within the next year, which would reduce monthly distributions by approximately 5%. Anticipated payout has recently been accelerated by higher product prices and increased development of properties subject to the reversion agreement. Changes in product prices and sales volumes significantly affect when payout occurs.

Regulation

Natural Gas Regulation

The interstate transportation and sale for resale of natural gas is subject to federal regulation, including transportation rates charged and various other matters, by the Federal Energy Regulatory Commission. Federal price controls on wellhead sales of domestic natural gas terminated on January 1, 1993. On August 8, 2005, Congress enacted the Energy Policy Act of 2005. The Energy Policy Act, among other things, amended the Natural Gas Act to prohibit market manipulation by any entity, to direct FERC to facilitate market transparency in the market for sale or transportation of physical natural gas in interstate commerce, and to significantly increase the penalties for violations of the Natural Gas Act, the Natural Gas Act of 1978, or FERC rules, regulations or orders thereunder. While natural gas prices are currently unregulated, Congress historically has been active in the area of natural gas regulation. It is impossible to predict whether new legislation to regulate natural gas might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, such proposals might have on the operations of the underlying properties.

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

No matters were submitted to a vote of unitholders during 2005.

PART II

Item 5.    Market for Units of the Trust, Related Security Holder Matters and Trust Purchases of Units

The section entitled “Units of Beneficial Interest” in the trust’s annual report to unitholders for the year ended December 31, 2005 is incorporated herein by reference.

The trust has no equity compensation plans, nor has it purchased any units during the period covered by this report.

Item 6.    Selected Financial Data

	Year Ended December 31
	2005	2004	2003	2002	2001
Net Profits Income	$20,607,961	$15,222,417	$12,944,047	$9,049,271	$14,389,316
Distributable Income	20,267,436	14,924,058	12,688,746	8,822,310	14,209,884
Distributable Income per Unit	3.377906	2.487343	2.114791	1.470385	2.368314
Distributions per Unit	3.377906	2.487343	2.114791	1.470385	2.368314
Total Assets at Year-End	23,318,733	24,284,184	25,660,147	27,805,823	29,747,914

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The “Trustee’s Discussion and Analysis” of financial condition and results of operations for each of the years in the three-year period ended December 31, 2005 in the trust’s annual report to unitholders for the year ended December 31, 2005 is incorporated herein by reference.

Liquidity and Capital Resources

The trust’s only cash requirement is the monthly distribution of its income to unitholders, which is funded by the monthly receipt of net profits income after payment of trust administration expenses. The trust is not liable for any production costs or liabilities attributable to the underlying properties. If at any time the trust receives net profits income in excess of the amount due, the trust is not obligated to return such overpayment, but future net profits income payable to the trust will be reduced by the overpayment, plus interest at the prime rate. The trust may borrow funds required to pay trust liabilities if fully repaid prior to further distributions to unitholders.

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

Contractual Obligations

As shown below, the trust had no obligations and commitments to make future contractual payments as of December 31, 2005, other than the December distribution payable to unitholders in January 2006, as shown in the statement of assets, liabilities and trust corpus.

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Distribution payable to unitholders	$2,114,010	$2,114,010	$—	$—	$—

Related Party Transactions

The underlying properties are currently owned by XTO Energy. XTO Energy deducts an overhead charge from monthly net proceeds as reimbursement for costs associated with monitoring the 75% net profits interests. As of December 31, 2005, this monthly charge was $24,080 ($18,060 net to the trust). XTO Energy also deducts an overhead charge as operator of the Penwell Unit. As of December 31, 2005, monthly overhead attributable to the Penwell Unit was $2,392 ($1,794 net to the trust). These overhead charges are subject to annual adjustment based on an oil and gas industry index. For further information regarding the trust’s relationship with XTO Energy, see Note 5 to Financial Statements in the trust’s annual report to unitholders for the year ended December 31, 2005.

Critical Accounting Policies

The financial statements of the trust are significantly affected by its basis of accounting and estimates related to its oil and gas properties and proved reserves, as summarized below.

Basis of Accounting

The trust’s financial statements are prepared on a modified cash basis, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles. This method of accounting is consistent with reporting of taxable income to trust unitholders. The most significant differences between the trust’s financial statements and those prepared in accordance with U.S. generally accepted accounting principles are:

—	Net profits income is recognized in the month received rather than accrued in the month of production.

—	Expenses are recognized when paid rather than when incurred.

—	Cash reserves may be established by the trustee for certain contingencies that would not be recorded under generally accepted accounting principles.

This comprehensive basis of accounting other than U.S. generally accepted accounting principles corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. For further information regarding the trust’s basis of accounting, see Note 2 to Financial Statements in the trust’s annual report to unitholders for the year ended December 31, 2005.

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

Forward-Looking Statements

Certain information included in this annual report and other materials filed, or to be filed, by the trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements may concern, among other things, development activities, increased density drilling, maintenance projects, development, production and other costs, oil and gas prices, pricing differentials, proved reserves, payout on reversion properties, production levels, litigation, regulatory matters and competition. Such forward-looking statements are based on XTO Energy’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “expects,” “intends,” “plans,” “projects,” “anticipates,” “predicts,” “believes,” “goals,” “estimates,” “should,” “could,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. Some of the risk factors that could cause actual results to differ materially are explained in Item 1A.

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

Item 8.    Financial Statements and Supplementary Data

The financial statements of the trust and the notes thereto, together with the related reports of KPMG LLP dated March 16, 2006, appearing in the trust’s annual report to unitholders for the year ended December 31, 2005, are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with the trust’s independent registered public accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended December 31, 2005.

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

Trustee’s Report on Internal Control Over Financial Reporting

The trustee, Bank of America, N.A., is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The trustee conducted an evaluation of the effectiveness of the trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the trustee’s evaluation under the framework in Internal Control—Integrated Framework, the trustee concluded that the trust’s internal control over financial reporting was effective as of December 31, 2005. The trustee’s assessment of the effectiveness of the trust’s internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

There were no changes in the trust’s internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the trust’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Section 16(a) of the Securities Exchange Act of 1934 requires that beneficial owners of more than 10% of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. The Securities and Exchange Commission has taken the position that executive officers and directors of XTO Energy must also file initial ownership reports and reports of changes in beneficial ownership. Copies of the reports must be provided to the trust. To the trustee’s knowledge, based solely on the information furnished to the trust, the trust is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the trust units of beneficial interest during and for the year ended December 31, 2005.

Because the trust has no employees, it does not have a code of ethics. Employees of the trustee, Bank of America, N.A., must comply with the bank’s code of ethics, a copy of which will be provided to unitholders, without charge, upon request by appointment at Bank of America Plaza, 17th Floor, 901 Main Street, Dallas, Texas 75202.

Item 11.    Executive Compensation

The trustee received the following annual compensation from 2003 through 2005 as specified in the trust indenture:

Name and Principal Position	Year	Other Annual Compensation (1)
Bank of America, N.A., Trustee	2005	$10,304
	2004	7,611
	2003	6,472

(1)	Under the trust indenture, the trustee is entitled to an administrative fee of: (i) 1/20 of 1% of the first $100 million of the annual gross revenue of the trust, and 1/30 of 1% of the annual gross revenue of the trust in excess of $100 million, and (ii) trustee’s standard hourly rates for time in excess of 300 hours annually.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The trust has no equity compensation plans.

(a) Security Ownership of Certain Beneficial Owners.    The trustee is not aware of any person who beneficially owns more than 5% of the outstanding units.

(b) Security Ownership of Management.    The trust has no directors or executive officers. As of February 16, 2006, Bank of America, N.A. owned, in various fiduciary capacities, 56,322 units with a shared right to vote 27,138 of these units and no right to vote 29,184 of these units. Bank of America, N.A. disclaims any beneficial interests in these units. The number of units reflected in this paragraph includes units held by all branches of Bank of America, N.A.

(c) Changes in Control.    The trustee knows of no arrangements which may subsequently result in a change in control of the trust.

Item 13.    Certain Relationships and Related Transactions

In computing net profits income paid to the trust for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This charge at December 31, 2005 was $24,080 per month, or $288,960 annually (net to the trust of $216,720 annually). XTO Energy also deducts an overhead charge as operator of the Penwell Unit. As of December 31, 2005, overhead attributable to the Penwell Unit was $2,392 per month, or $28,704 annually (net to the trust of $21,528 annually). These overhead charges are subject to annual adjustment based on an oil and gas industry index.

See Item 11 for the remuneration received by the trustee from 2003 through 2005 and Item 12(b) for information concerning units owned by the trustee, Bank of America, N.A., in various fiduciary capacities.

Item 14.    Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2005 and 2004 are:

	2005	2004
Audit fees	$66,000	$76,206
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$66,000	$76,206

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

Independent Registered Public Accounting Firm Reports

Statements of Assets, Liabilities and Trust Corpus at December 31, 2005 and 2004

Statements of Distributable Income for the years ended December 31, 2005, 2004 and 2003

Statements of Changes in Trust Corpus for the years ended December 31, 2005, 2004 and 2003

Notes to Financial Statements

2.	Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.	Exhibits

(4) (a)	Cross Timbers Royalty Trust Indenture amended and restated on January 13, 1992 by NationsBank, N.A. (now Bank of America, N.A.), as trustee, heretofore filed as Exhibit 3.1 to the trust’s Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

(b)	Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust, 90%—Texas) from South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross Timbers Partners, L.P. (predecessors of XTO Energy) to NCNB Texas National Bank (now Bank of America, N.A.), as trustee, dated February 12, 1991 (without Schedules A and B), heretofore filed as Exhibit 10.1 to the trust’s Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

(c)	Correction to Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust, 90%—Texas) from South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross Timbers Partners, L.P. (predecessors of XTO Energy) to NCNB Texas National Bank (now Bank of America, N.A.), as trustee, dated September 23, 1991 (without Schedules A and B), heretofore filed as Exhibit 10.2 to the trust’s Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

(d)	Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust, 75%—Texas) from South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross Timbers Partners, L.P. (predecessors of XTO Energy) to NCNB Texas National Bank (now Bank of America, N.A.), as trustee, dated February 12, 1991 (without Schedules A and B), heretofore filed as Exhibit 10.5 to the trust’s Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

(13)	Cross Timbers Royalty Trust annual report to unitholders for the year ended December 31, 2005

(23.1)	Consent of KPMG LLP

(23.2)	Consent of Miller and Lents, Ltd.

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

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

CROSS TIMBERS ROYALTY TRUST By BANK OF AMERICA, N.A., TRUSTEE

By	/s/ NANCY G. WILLIS
Nancy G. Willis Vice President

XTO ENERGY INC.

Date: March 16, 2006	By	/s/ LOUIS G. BALDWIN
Louis G. Baldwin Executive Vice President and Chief Financial Officer

(The trust has no directors or executive officers.)