Form 10-Q
period 2006-03-31
CROSS TIMBERS ROYALTY TRUST
filed 2006-04-28
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☒     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of April 1, 2006

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

CROSS TIMBERS ROYALTY TRUST

GLOSSARY OF TERMS

The following are definitions of significant terms used in this Form 10-Q:

Bbl	Barrel (of oil)

Mcf	Thousand cubic feet (of natural gas)

MMBtu	One million British Thermal Units, a common energy measurement

net proceeds	Gross proceeds received by XTO Energy from sale of production from the underlying properties, less applicable costs, as defined in the net profits interest conveyances

net profits income	Net proceeds multiplied by the applicable net profits percentage of 75% or 90%, which is paid to the trust by XTO Energy. “Net profits income” is referred to as “royalty income” for income tax purposes.

net profits interest	An interest in an oil and gas property measured by net profits from the sale of production, rather than a specific portion of production. The following defined net profits interests were conveyed to the trust from the underlying properties:

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

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at March 31, 2006, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2006 and 2005, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of America, N.A., as Trustee

  for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of March 31, 2006 and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2006 and 2005. These condensed financial statements are the responsibility of the trustee.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of December 31, 2005, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein), included in the trust’s 2005 Annual Report on Form 10-K, and in our report dated March 16, 2006, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2005 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus included in the trust’s 2005 Annual Report on Form 10-K from which it has been derived.

KPMG LLP

Dallas, Texas

April 28, 2006

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and short-term investments	$2,398,638	$2,111,521
Interest to be received	3,708	2,489
Net profits interests in oil and gas properties - net (Note 1)	20,778,749	21,204,723

	$23,181,095	$23,318,733

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$2,402,346	$2,114,010
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	20,778,749	21,204,723

	$23,181,095	$23,318,733

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended March 31
	2006	2005
Net profits income	$7,149,251	$4,462,096
Interest income	15,282	3,519

Total income	7,164,533	4,465,615
Administration expense	112,781	125,071

Distributable income	$7,051,752	$4,340,544

Distributable income per unit (6,000,000 units)	$1.175292	$0.723424

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended March 31
	2006	2005
Trust corpus, beginning of period	$21,204,723	$22,847,694
Amortization of net profits interests	(425,974)	(436,676)
Distributable income	7,051,752	4,340,544
Distributions declared	(7,051,752)	(4,340,544)

Trust corpus, end of period	$20,778,749	$22,411,018

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

The financial statements of Cross Timbers Royalty Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with U.S. generally accepted accounting principles (“GAAP”):

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

Costs deducted in the calculation of net proceeds for the 90% net profits interests generally include applicable taxes, transportation, marketing and legal costs, and do not include production expense or development costs. For the 75% net profits interests, costs deducted in the calculation of net proceeds include production expense, development costs, applicable taxes, transportation, marketing and legal costs, operating charges and other costs.

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

The financial statements of the trust differ from those prepared in conformity with U.S. GAAP because revenues are recognized when received rather than accrued in the month of production, expenses are recognized when paid rather than when incurred, and certain cash reserves may be established for contingencies which would not be accrued under U.S. GAAP. This comprehensive basis of accounting other than U.S. GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

Most accounting pronouncements apply to entities whose financial statements are prepared in accordance with U.S. GAAP, directing such entities to accrue or defer revenues and expenses in a period other than when such revenues were received or expenses were paid. Because the trust’s financial statements are prepared on the modified cash basis, as described above, most accounting pronouncements are not applicable to the trust’s financial statements.

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value on February 12, 1991, the creation date of the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $40,321,700 as of March 31, 2006 and $39,895,726 as of December 31, 2005.

2.	Contingencies

Several states have enacted legislation to require state income tax withholding from nonresident recipients of oil and gas proceeds. After consultation with its state tax counsel, XTO Energy has advised the trustee that it believes the trust is not subject to these withholding requirements. However, regulations are subject to change by the various states, which could change this conclusion. Should the trust be required to withhold state taxes, distributions to the unitholders would be reduced by the required amount, subject to the unitholder’s right to file a state tax return to claim any refund due.

3.	XTO Energy Inc.

In January 2006, XTO Energy announced that it will consider selling the underlying properties. Any sale is dependent upon XTO Energy’s ability to structure a tax-efficient transaction and receive sufficient consideration from a buyer it deems to be qualified.

Item 2.	Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the trustee’s discussion and analysis contained in the trust’s 2005 annual report, as well as the condensed financial statements and notes thereto included in this quarterly report on Form 10-Q. The trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the trust’s web site at www.crosstimberstrust.com.

Distributable Income

For the quarter ended March 31, 2006, net profits income was $7,149,251 compared to $4,462,096 for first quarter 2005. This 60% increase in net profits income is the result of higher oil and gas prices and increased gas sales volumes. See “Net Profits Income” below.

After considering interest income of $15,282 and administration expense of $112,781, distributable income for the quarter ended March 31, 2006 was $7,051,752, or $1.175292 per unit of beneficial interest. Administration expense for the quarter decreased 10% from the prior year quarter primarily because of the timing of expenditures related to the 2004 audit of the trust’s internal control over financial reporting. For first quarter 2005, distributable income was $4,340,544, or $0.723424 per unit. Distributions to unitholders for the quarter ended March 31, 2006 were:

Record Date	Payment Date	Distribution per Unit
January 31, 2006	February 14, 2006	$0.397109
February 28, 2006	March 14, 2006	0.377792
March 31, 2006	April 14, 2006	0.400391

		$1.175292

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

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended March 31 (a)		Increase (Decrease)
	2006	2005
Sales Volumes
Oil (Bbls) (b)
Underlying properties	68,822	68,446	1%
Average per day	748	744	1%
Net profits interests	32,708	35,671	(8%)
Gas (Mcf) (b)
Underlying properties	797,891	604,843	32%
Average per day	8,673	6,574	32%
Net profits interests	692,084	525,520	32%
Average Sales Prices
Oil (per Bbl)	$54.78	$42.25	30%
Gas (per Mcf)	$9.29	$6.96	33%
Revenues
Oil sales	$3,770,355	$2,891,581	30%
Gas sales	7,412,845	4,207,937	76%

Total Revenues	11,183,200	7,099,518	58%

Costs
Taxes, transportation and other	1,707,099	959,712	78%
Production expense (c)	1,058,352	868,927	22%
Development costs	259,679	100,822	158%

Total Costs	3,025,130	1,929,461	57%

Net Proceeds	$8,158,070	$5,170,057	58%

Net Profits Income	$7,149,251	$4,462,096	60%

(a)	Because of the interval between time of production and receipt of royalty income by the trust, oil and gas sales for the quarter ended March 31 generally represent oil production for the period November through January and gas production for the period October through December.

(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. Changes in any of these factors may result in disproportionate fluctuations in volumes allocated to the net profits interests. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)	Includes an overhead charge which is deducted and retained by XTO Energy. As of March 31, 2006, this charge was $26,493 per month (including a monthly overhead charge of $2,413 which XTO Energy deducts as operator of the Penwell Unit) and is subject to adjustment each May based on an oil and gas industry index.

The following are explanations of significant variances on the underlying properties from first quarter 2005 to 2006:

Sales Volumes

Oil

Oil sales volumes increased 1% from first quarter 2005 to first quarter 2006 primarily because of the timing of cash receipts, partially offset by natural production decline.

Gas

Gas sales volumes increased 32% from first quarter 2005 to first quarter 2006 primarily because of receipts from four purchasers related to prior period gas sales from new wells. Excluding the effect of these prior period gas sales, first quarter gas sales volumes decreased approximately 9% primarily because of natural production decline.

Sales Prices

Oil

The first quarter 2006 average oil price was $54.78 per Bbl, a 30% increase from the first quarter 2005 average price of $42.25 per Bbl. Oil prices increased from first quarter 2005 to first quarter 2006 primarily because of increasing global demand and supply shortage concerns, inadequate refining capacity, reduced production as a result of tropical storms and hurricanes in the Gulf of Mexico in 2005 and political instability. NYMEX oil prices increased to record levels in April 2006, exceeding $75.00 per Bbl. Oil prices are expected to remain volatile. The average NYMEX price for February and March 2006 was $62.45 per Bbl. At April 26, 2006, the average NYMEX futures price for the following twelve months was $74.76 per Bbl. Recent trust oil prices have averaged approximately 10% lower than the NYMEX price.

Gas

The first quarter 2006 average gas price was $9.29 per Mcf, a 33% increase from the first quarter 2005 average price of $6.96 per Mcf. Gas prices increased from first quarter 2005 to first quarter 2006 primarily due to the effects of hurricanes on Gulf of Mexico production in 2005, as well as increased demand and declining North American production. Prices will continue to be affected by weather, the U.S. economy, the level of North American production and import levels of liquified natural gas, and are expected to remain volatile. The first quarter 2006 gas price is primarily related to production from October through December 2005, when the average NYMEX price was $12.80. The average NYMEX price for January through March 2006 was $7.91 per MMBtu. At April 26, 2006, the average NYMEX futures price for the following twelve months was $9.32 per MMBtu. Recent trust gas prices have averaged approximately 13% lower than the NYMEX price.

Costs

Taxes

Taxes, transportation and other increased 78% for the first quarter primarily because of higher production taxes related to higher revenues and increased property taxes related to the timing of disbursements.

Production Expense

Production expense was 22% higher for the first quarter primarily because of increased maintenance, power and fuel and other costs, as well as the timing of projects and disbursements.

Development

Development costs increased 158% for the first quarter primarily because of increased activity and costs related to properties underlying the 75% net profits interests.

Reversion Agreement

Certain of the properties underlying the 90% net profits interests are subject to a reversion agreement between XTO Energy and an unrelated third party. The agreement calls for XTO Energy to transfer 25% of its interest in those properties to the third party when net amounts received by XTO Energy from the properties subject to the agreement equal the purchase price of the properties plus a 1% per month return on the unrecouped purchase price, known as payout. If payout were to occur and the 25% interest were to be transferred to the third party, net proceeds payable to the trust and trust distributions to unitholders would be reduced. Based on recent prices and sales volumes, XTO Energy has informed the trustee that payout may occur within the next year, which would reduce monthly distributions by approximately 5%. Anticipated payout has recently been accelerated by higher product prices and increased development of properties subject to the reversion agreement. Changes in product prices and sales volumes significantly affect when payout occurs.

Forward-Looking Statements

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements regarding the net profits interests, underlying properties, development activities, development, production and other costs and expenses, oil and gas prices and differentials to NYMEX prices, supply shortages, distributions to unitholders, timing of payout under the reversion agreement and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated by this reference as though fully set forth herein. Although XTO Energy and the trustee believe that the expectations reflected in such forward-looking statements are reasonable, neither XTO Energy nor the trustee can give any assurance that such expectations will prove to be correct.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the trust’s market risks, as disclosed in Part II, Item 7A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

PART II - OTHER INFORMATION

Item 1.

Not applicable.

Item 1A.	Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2005.

Items 2 through 5.

Not applicable.

Item 6.	Exhibits.

(a) Exhibits.

Exhibit Number and Description

(15)	Awareness letter of KPMG LLP

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 7 and 7A to the Annual Report on Form 10-K for Cross Timbers Royalty Trust filed with the Securities and Exchange Commission on March 16, 2006 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSS TIMBERS ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	/s/ NANCY G. WILLIS
Nancy G. Willis
Vice President

XTO ENERGY INC.

Date: April 28, 2006	By	/s/ LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President and Chief Financial Officer