Form 10-Q
period 2006-06-30
CROSS TIMBERS ROYALTY TRUST
filed 2006-07-28
CIK 881787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Outstanding as of July 1, 2006

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at June 30, 2006, and the distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2006 and 2005, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of America, N.A., as Trustee

  for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of June 30, 2006 and the related condensed statements of distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2006 and 2005. These condensed financial statements are the responsibility of the trustee.

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

KPMG LLP

Dallas, Texas

July 27, 2006

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	June 30, 2006	December 31, 2005
ASSETS	(Unaudited)

Cash and short-term investments	$1,768,243	$2,111,521

Interest to be received	2,645	2,489

Net profits interests in oil and gas properties—net (Note 1)	20,452,368	21,204,723

	$22,223,256	$23,318,733

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$1,770,888	$2,114,010

Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	20,452,368	21,204,723

	$22,223,256	$23,318,733

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net profits income	$5,216,449	$4,589,164	$12,365,700	$9,051,260

Interest income	10,859	4,302	26,141	7,821

Total income	5,227,308	4,593,466	12,391,841	9,059,081

Administration expense	163,134	139,618	275,915	264,689

Distributable income	$5,064,174	$4,453,848	$12,115,926	$8,794,392

Distributable income per unit (6,000,000 units)	$0.844029	$0.742308	$2.019321	$1.465732

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Trust corpus, beginning of period	$20,778,749	$22,411,018	$21,204,723	$22,847,694

Amortization of net profits interests	(326,381)	(443,720)	(752,355)	(880,396)

Distributable income	5,064,174	4,453,848	12,115,926	8,794,392

Distributions declared	(5,064,174)	(4,453,848)	(12,115,926)	(8,794,392)

Trust corpus, end of period	$20,452,368	$21,967,298	$20,452,368	$21,967,298

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value on February 12, 1991, the creation date of the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $40,648,081 as of June 30, 2006 and $39,895,726 as of December 31, 2005.

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

In May 2006, the State of Texas passed legislation to implement a new margin tax of 1% to be imposed on revenues less certain costs, as specified in the legislation, generated from Texas activities beginning in 2007. Entities subject to the tax generally include trusts, unless otherwise exempt, and various other types of entities. Trusts that meet statutory requirements are generally exempt from the margin tax as “passive entities;” however, there is currently no clear authority that the trust meets requirements for the margin tax exemption as a passive entity. Additional legislative action or issuance of applicable administrative rules by the state comptroller will be necessary to determine if the trust is exempt. Approximately 30% of the trust’s net profits income is generated from underlying properties in Texas.

3.	XTO Energy Inc.

In January 2006, XTO Energy announced that it will consider selling the underlying properties. Any sale is dependent upon XTO Energy’s ability to structure a tax-efficient transaction and receive sufficient consideration from a buyer it deems to be qualified.

4.	Reversion Agreement

Certain of the properties underlying the 90% net profits interests are subject to a reversion agreement between XTO Energy and an unrelated third party. The agreement calls for XTO Energy to transfer 25% of its interest in those properties to the third party when net amounts received by XTO Energy from the properties subject to the agreement equal the purchase price of the properties plus a 1% per month return on the unrecouped purchase price, known as payout. At the time payout occurs and the 25% interest is transferred to the third party, net proceeds payable to the trust and trust distributions to unitholders will be reduced. Based on recent prices and sales volumes, XTO Energy has informed the trustee that payout is likely to occur this year, which will thereafter reduce monthly distributions by approximately 5%. Anticipated payout has recently been accelerated by higher product prices and increased development of properties subject to the reversion agreement. Changes in product prices and sales volumes significantly affect when payout occurs.

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

Distributable Income

Quarter

For the quarter ended June 30, 2006, net profits income was $5,216,449 compared to $4,589,164 for second quarter 2005. This 14% increase in net profits income is the result of higher oil and gas prices, partially offset by decreased oil and gas sales volumes and increased production expense. See “Net Profits Income” on the following page.

After considering interest income of $10,859 and administration expense of $163,134, distributable income for the quarter ended June 30, 2006 was $5,064,174, or $0.844029 per unit of beneficial interest. Administration expense for the quarter increased 17% from the prior year quarter primarily because of the timing of expenditures. For second quarter 2005, distributable income was $4,453,848, or $0.742308 per unit. Distributions to unitholders for the quarter ended June 30, 2006 were:

Record Date	Payment Date	Distribution per Unit
April 28, 2006	May 12, 2006	$0.304247
May 31, 2006	June 14, 2006	0.244634
June 30, 2006	July 17, 2006	0.295148

		$0.844029

Six Months

For the six months ended June 30, 2006, net profits income was $12,365,700 compared to $9,051,260 for the same 2005 period. This 37% increase in net profits income is the result of higher oil and gas prices and increased gas sales volumes, partially offset by increased production expense. See “Net Profits Income” on the following page.

After considering interest income of $26,141 and administration expense of $275,915, distributable income for the six months ended June 30, 2006 was $12,115,926, or $2.019321 per unit of beneficial interest. For the six months ended June 30, 2005, distributable income was $8,794,392, or $1.465732 per unit.

Net Profits Income

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy and generally two months after oil production and three months after gas production. Net profits income is generally affected by three major factors:

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

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended June 30 (a)		Increase (Decrease)	Six Months Ended June 30 (a)		Increase (Decrease)
	2006	2005		2006	2005
Sales Volumes
Oil (Bbls) (b)
Underlying properties	68,207	69,240	(2%)	137,029	137,686	(1%)
Average per day	766	778	(2%)	757	761	(1%)
Net profits interests	36,037	38,720	(7%)	68,745	74,391	(8%)

Gas (Mcf) (b)
Underlying properties	547,119	587,848	(7%)	1,345,010	1,192,691	13%
Average per day	6,079	6,532	(7%)	7,390	6,553	13%
Net profits interests	478,852	516,161	(7%)	1,170,936	1,041,681	12%

Average Sales Prices
Oil (per Bbl)	$55.95	$47.16	19%	$55.36	$44.72	24%
Gas (per Mcf)	$8.45	$6.78	25%	$8.95	$6.87	30%

Revenues
Oil sales	$3,815,929	$3,265,472	17%	$7,586,284	$6,157,053	23%
Gas sales	4,624,046	3,986,406	16%	12,036,891	8,194,343	47%

Total Revenues	8,439,975	7,251,878	16%	19,623,175	14,351,396	37%

Costs
Taxes, transportation and other	1,168,294	1,004,500	16%	2,875,393	1,964,212	46%
Production expense (c)	1,147,521	823,129	39%	2,205,873	1,692,056	30%
Development costs	123,032	82,303	49%	382,711	183,125	109%

Total Costs	2,438,847	1,909,932	28%	5,463,977	3,839,393	42%

Net Proceeds	$6,001,128	$5,341,946	12%	$14,159,198	$10,512,003	35%

Net Profits Income	$5,216,449	$4,589,164	14%	$12,365,700	$9,051,260	37%

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

(c)

Includes an overhead charge which is deducted and retained by XTO Energy. As of June 30, 2006, this charge was $27,844 per month (including a monthly overhead charge of $2,536 which XTO Energy deducts as operator of the Penwell Unit) and is subject to adjustment each May based on an oil and gas industry index.

The following are explanations of significant variances on the underlying properties from second quarter 2005 to second quarter 2006 and from the first six months of 2005 to the comparable period in 2006:

Sales Volumes

Oil

Oil sales volumes decreased 2% for second quarter 2006 and decreased 1% for the first six months of 2006 as compared with the same 2005 periods primarily because natural production decline and prior period volume adjustments in 2006 were largely offset by the timing of cash receipts.

Gas

Gas sales volumes decreased 7% for second quarter 2006 and increased 13% for the six-month period as compared with the same 2005 periods. Decreased gas sales volumes for the quarter are primarily because of natural production decline. Increased gas sales volumes for the six-month period are primarily because of 2006 cash receipts from purchasers related to prior period gas sales from new wells, partially offset by natural production decline.

Sales Prices

Oil

The average oil price increased 19% to $55.95 per Bbl for the second quarter and 24% to $55.36 per Bbl for the six-month period. Oil prices were higher for the second quarter and for the six-month period primarily because of increasing global demand and supply shortage concerns, political instability, reduced production as a result of tropical storms and hurricanes in the Gulf of Mexico in 2005 and inadequate sour crude refining capacity. Declining oil and gasoline supplies, strong global demand and geopolitical concerns have caused recent oil prices to generally remain at or above $70.00 per Bbl. Because of rising tension in the Middle East, oil prices increased to record levels in July 2006, exceeding $78.00 per Bbl. The average NYMEX price for May and June 2006 was $70.94 per Bbl. At July 25, 2006, the average NYMEX futures price for the following twelve months was $76.02 per Bbl. Recent trust oil prices have averaged approximately 10% lower than the NYMEX price.

Gas

Gas prices for the second quarter increased 25% to $8.45 per Mcf and for the six-month period increased 30% to $8.95 per Mcf. Gas prices were higher for the second quarter and for the six-month period primarily because of increased demand and declining North American production. Prices will continue to be affected by weather, the U.S. economy, the level of North American production, crude oil prices and import levels of liquified natural gas, and are expected to remain volatile. The second quarter 2006 gas price is primarily related to production from January through March 2006, when the average NYMEX price was $7.91 per MMBtu. A warmer-than-normal winter and increased gas inventories have caused recent prices to decline. The average NYMEX price for April through June 2006 was $6.66 per MMBtu. At July 25, 2006, the average NYMEX futures price for the following twelve months was $8.55 per MMBtu. Recent trust gas prices have been approximately 3% higher than the NYMEX price.

Costs

Taxes

Taxes, transportation and other increased 16% for the second quarter and 46% for the six-month period primarily because of increased production taxes related to higher revenues. In addition, increased taxes, transportation and other for the six-month period were higher because of increased property taxes related to the timing of cash disbursements.

Production Expense

Production expense was 39% higher for the second quarter and 30% higher for the six-month period primarily because of increased power and fuel, maintenance, overhead and other costs, as well as the timing of projects and cash disbursements.

Development

Development costs increased 49% for the second quarter and 109% for the six-month period primarily because of increased activity and costs related to properties underlying the 75% net profits interests.

Reversion Agreement

Certain of the properties underlying the 90% net profits interests are subject to a reversion agreement between XTO Energy and an unrelated third party. The agreement calls for XTO Energy to transfer 25% of its interest in those properties to the third party when net amounts received by XTO Energy from the properties subject to the agreement equal the purchase price of the properties plus a 1% per month return on the unrecouped purchase price, known as payout. At the time payout occurs and the 25% interest is transferred to the third party, net proceeds payable to the trust and trust distributions to unitholders will be reduced. Based on recent prices and sales volumes, XTO Energy has informed the trustee that payout is likely to occur this year, which will thereafter reduce monthly distributions by approximately 5%. Anticipated payout has recently been accelerated by higher product prices and increased development of properties subject to the reversion agreement. Changes in product prices and sales volumes significantly affect when payout occurs.

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

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the trustee carried out an evaluation of the effectiveness of the design and operation of the trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the trustee concluded that the trust’s disclosure controls and procedures are functioning effectively to ensure that information required to be disclosed in reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the periods required and that this information is accumulated and communicated to allow timely decisions regarding required disclosures. In its evaluation of disclosure controls and procedures, the trustee has relied, to the extent considered reasonable, on information provided by XTO Energy. There has not been any change in the trust’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the trust’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.

Not Applicable.

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2005.

Items 2 through 5.

Not applicable.

Item 6. Exhibits.

(a) Exhibits.

Exhibit Number and Description

(15)	Awareness letter of KPMG LLP

(23)	Consent of Miller and Lents, Ltd.

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 1A, 7 and 7A to the Annual Report on Form 10-K for Cross Timbers Royalty Trust filed with the Securities and Exchange Commission on March 16, 2006 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSS TIMBERS ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By:	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

XTO ENERGY INC.

Date: July 28, 2006	By:	/S/ LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President and Chief Financial Officer