Form 10-Q
period 2006-09-30
CROSS TIMBERS ROYALTY TRUST
filed 2006-11-06
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Outstanding as of October 1, 2006

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at September 30, 2006, and the distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2006 and 2005, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of America, N.A., as Trustee

    for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of September 30, 2006 and the related condensed statements of distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2006 and 2005. These condensed financial statements are the responsibility of the trustee.

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

KPMG LLP

Dallas, Texas

November 2, 2006

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and short-term investments	$2,209,175	$2,111,521
Interest to be received	12,553	2,489
Net profits interests in oil and gas properties - net (Note 1)	20,035,944	21,204,723

	$22,257,672	$23,318,733

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$2,221,728	$2,114,010
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	20,035,944	21,204,723

	$22,257,672	$23,318,733

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net profits income	$6,178,866	$5,069,110	$18,544,566	$14,120,370
Interest income	16,548	5,578	42,689	13,399

Total income	6,195,414	5,074,688	18,587,255	14,133,769
Administration expense	48,498	35,600	324,413	300,289

Distributable income	$6,146,916	$5,039,088	$18,262,842	$13,833,480

Distributable income per unit (6,000,000 units)	$1.024486	$0.839848	$3.043807	$2.305580

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Trust corpus, beginning of period	$20,452,368	$21,967,298	$21,204,723	$22,847,694
Amortization of net profits interests	(416,424)	(379,578)	(1,168,779)	(1,259,974)
Distributable income	6,146,916	5,039,088	18,262,842	13,833,480
Distributions declared	(6,146,916)	(5,039,088)	(18,262,842)	(13,833,480)

Trust corpus, end of period	$20,035,944	$21,587,720	$20,035,944	$21,587,720

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value on February 12, 1991, the creation date of the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $41,064,505 as of September 30, 2006 and $39,895,726 as of December 31, 2005.

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

In May 2006, the State of Texas passed legislation to implement a new margin tax of 1% to be imposed on revenues less certain costs, as specified in the legislation, generated from Texas activities beginning in 2007. Entities subject to the tax generally include trusts, unless otherwise exempt, and various other types of entities. Trusts that meet statutory requirements are generally exempt from the margin tax as “passive entities;” however, there is currently no clear authority that the trust meets requirements for the margin tax exemption as a passive entity. Additional legislative action or issuance of applicable administrative rules by the state comptroller may be necessary to determine if the trust is exempt. Approximately 30% of the trust’s net profits income is generated from underlying properties in Texas.

3.	XTO Energy Inc.

In January 2006, XTO Energy announced that it would consider selling the underlying properties. However, XTO Energy advised the trustee in August 2006, that after a full review, it has decided to retain ownership of these underlying property interests at this time.

4.	Reversion Agreement

Certain of the properties underlying the 90% net profits interests are subject to a reversion agreement between XTO Energy and an unrelated third party. The agreement calls for XTO Energy to transfer 25% of its interest in those properties to the third party when net amounts received by XTO Energy from the properties subject to the agreement equal the purchase price of the properties plus a 1% per month return on the unrecouped purchase price, known as payout. At the time payout occurs and the 25% interest is transferred to the third party, net proceeds payable to the trust and trust distributions to unitholders will be reduced. Based on recent prices and sales volumes, XTO Energy has informed the trustee that payout could occur by the end of 2007, thereafter reducing monthly distributions by approximately 5%. Payout is affected by product prices and the level of development of properties subject to the reversion agreement.

5.	Potential Litigation Settlement Proceeds

XTO Energy advised the trustee that it received lawsuit settlement proceeds in September 2006 related to underpayment of royalties on certain San Juan Basin properties. XTO Energy is in the process of determining the portion of this remittance that relates to the underlying properties, and currently estimates the amount attributable to the trust’s 90% net profits interests may range from approximately $1,200,000 to $1,900,000, or $0.20 to $0.32 per unit. This settlement may increase the trust’s November distribution payable to unitholders on December 14, 2006, and/or subsequent distributions, depending on when XTO Energy is able to determine the allocation of these proceeds by property.

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

Distributable Income

Quarter

For the quarter ended September 30, 2006, net profits income was $6,178,866 compared to $5,069,110 for third quarter 2005. This 22% increase in net profits income is primarily the result of higher oil prices and increased gas and oil sales volumes. See “Net Profits Income” on the following page.

After considering interest income of $16,548 and administration expense of $48,498, distributable income for the quarter ended September 30, 2006 was $6,146,916, or $1.024486 per unit of beneficial interest. Administration expense for the quarter increased 36% from the prior year quarter primarily because of the timing of expenditures. Interest income increased 197% because of increased net profits income and higher interest rates. For third quarter 2005, distributable income was $5,039,088, or $0.839848 per unit. Distributions to unitholders for the quarter ended September 30, 2006 were:

Record Date	Payment Date	Distribution per Unit
July 31, 2006	August 14, 2006	$0.310365
August 31, 2006	September 15, 2006	0.343833
September 29, 2006	October 16, 2006	0.370288

		$1.024486

Nine Months

For the nine months ended September 30, 2006, net profits income was $18,544,566 compared to $14,120,370 for the same 2005 period. This 31% increase in net profits income is primarily the result of higher oil and gas prices and increased gas sales volumes. See “Net Profits Income” on the following page.

After considering interest income of $42,689 and administration expense of $324,413, distributable income for the nine months ended September 30, 2006 was $18,262,842, or $3.043807 per unit of beneficial interest. Administration expense for the nine months ended September 30, 2006 increased 8% from the prior year period primarily because of the timing of expenditures. Interest income increased 219% because of increased net profits income and higher interest rates. For the nine months ended September 30, 2005, distributable income was $13,833,480, or $2.305580 per unit.

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

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended September 30 (a)		Increase (Decrease)	Nine Months Ended September 30 (a)		Increase (Decrease)
	2006	2005		2006	2005
Sales Volumes
Oil (Bbls) (b)
Underlying properties	68,694	65,643	5%	205,723	203,329	1%
Average per day	747	714	5%	754	745	1%
Net profits interests	40,323	35,866	12%	109,068	110,257	(1%)
Gas (Mcf) (b)
Underlying properties	708,589	492,130	44%	2,053,599	1,684,821	22%
Average per day	7,787	5,408	44%	7,522	6,172	22%
Net profits interests	624,471	428,430	46%	1,795,407	1,470,111	22%
Average Sales Prices
Oil (per Bbl)	$65.39	$50.57	29%	$58.71	$46.61	26%
Gas (per Mcf)	$7.25	$9.05	(20%)	$8.36	$7.51	11%
Revenues
Oil sales	$4,492,028	$3,319,375	35%	$12,078,312	$9,476,428	27%
Gas sales	5,136,225	4,454,082	15%	17,173,116	12,648,425	36%

Total Revenues	9,628,253	7,773,457	24%	29,251,428	22,124,853	32%

Costs
Taxes, transportation and other	1,366,431	909,166	50%	4,241,824	2,873,378	48%
Production expense (c)	954,605	867,386	10%	3,160,478	2,559,442	23%
Development costs	151,369	128,768	18%	534,080	311,893	71%

Total Costs	2,472,405	1,905,320	30%	7,936,382	5,744,713	38%

Net Proceeds	$7,155,848	$5,868,137	22%	$21,315,046	$16,380,140	30%

Net Profits Income	$6,178,866	$5,069,110	22%	$18,544,566	$14,120,370	31%

(a)	Because of the interval between time of production and receipt of royalty income by the trust, (1) oil and gas sales for the quarter ended September 30 generally represent oil production for the period May through July and gas production for the period April through June and (2) oil and gas sales for the nine months ended September 30 generally represent oil production for the period November through July and gas production for the period October through June.

(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. Changes in any of these factors may result in disproportionate fluctuations in volumes allocated to the net profits interests. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)	Includes an overhead charge which is deducted and retained by XTO Energy. As of September 30, 2006, this charge was $27,879 per month (including a monthly overhead charge of $2,572 which XTO Energy deducts as operator of the Penwell Unit) and is subject to adjustment each May based on an oil and gas industry index.

The following are explanations of significant variances on the underlying properties from third quarter 2005 to third quarter 2006 and from the first nine months of 2005 to the comparable period in 2006:

Sales Volumes

Oil

Oil sales volumes increased 5% for third quarter 2006 and 1% for the nine-month period as compared with the same 2005 periods primarily due to timing of cash receipts and increased production, partially offset by natural production decline.

Gas

Gas sales volumes increased 44% for third quarter 2006 and 22% for the nine-month period as compared with the same 2005 periods. Increased gas sales volumes are primarily due to timing of cash receipts, prior period volume adjustments and production from new wells, partially offset by natural production decline.

Sales Prices

Oil

The average oil price increased 29% to $65.39 per Bbl for the third quarter and 26% to $58.71 per Bbl for the nine-month period. Oil prices were higher for the third quarter and for the nine-month period primarily because of increasing global demand and supply shortage concerns, political instability, reduced production as a result of tropical storms in the Gulf of Mexico in 2005 and inadequate sour crude refining capacity. Rising tension in the Middle East caused oil prices to increase to record levels in July 2006, exceeding $78.00 per Bbl. Rising crude oil supplies, reduced geopolitical tensions and the potential for lower demand in a slowing U.S. economy have caused recent oil prices to drop below $57.00 per Bbl. The average NYMEX price for August and September 2006 was $68.70 per Bbl. At October 30, 2006, the average NYMEX futures price for the following twelve months was $63.53 per Bbl. Recent trust oil prices have averaged approximately 8% lower than the NYMEX price.

Gas

Gas prices for the third quarter decreased 20% to $7.25 per Mcf and for the nine-month period increased 11% to $8.36 per Mcf. Gas prices were lower for third quarter 2006 primarily because of an adequate natural gas supply inventory due to the warmer than normal weather during the winter of 2005-2006 and the absence of hurricane activity in the Gulf of Mexico in 2006. Gas prices were higher for the nine-month period primarily because of increased demand and declining North American production. Prices will continue to be affected by weather, the U.S. economy, the level of North American production, crude oil prices and import levels of liquified natural gas, and are expected to remain volatile. The third quarter 2006 gas price is primarily related to production from April through June 2006, when the average NYMEX price was $6.66 per MMBtu. Increased gas inventories, speculative activity in NYMEX gas markets and mild weather have caused recent prices to decline. The average NYMEX price for July through September 2006 was $6.17 per MMBtu. At October 30, 2006, the average NYMEX futures price for the following twelve months was $7.61 per MMBtu. Recent trust gas prices have been approximately 22% higher than the NYMEX price.

Costs

Taxes

Taxes, transportation and other increased 50% for the third quarter and 48% for the nine-month period primarily because of increased production taxes related to higher revenues and increased property taxes related to the timing of cash disbursements.

Production Expense

Production expense was 10% higher for the third quarter and 23% higher for the nine-month period primarily because of increased power and fuel, maintenance, overhead and other costs as well as the timing of projects and cash disbursements.

Development

Development costs increased 18% for the third quarter and 71% for the nine-month period primarily because of increased activity and costs related to properties underlying the 75% net profits interests.

State of Texas Margin Tax

In May 2006, the State of Texas passed legislation to implement a new margin tax of 1% to be imposed on revenues less certain costs, as specified in the legislation, generated from Texas activities beginning in 2007. Entities subject to the tax generally include trusts, unless otherwise exempt, and various other types of entities. Trusts that meet statutory requirements are generally exempt from the margin tax as “passive entities;” however, there is currently no clear authority that the trust meets requirements for the margin tax exemption as a passive entity. Additional legislative action or issuance of applicable administrative rules by the state comptroller may be necessary to determine if the trust is exempt. Approximately 30% of the trust’s net profits income is generated from underlying properties in Texas.

If the trust is exempt from the margin tax at the trust level as a passive entity, each unitholder that is a taxable entity would generally include its share of the trust’s revenues in its margin tax computation. If, however, the margin tax is imposed on the trust at the trust level, each unitholder would generally exclude its share of the trust’s net income from the margin tax calculation. Unitholders should consult their tax advisors regarding their individual tax situation.

Reversion Agreement

Certain of the properties underlying the 90% net profits interests are subject to a reversion agreement between XTO Energy and an unrelated third party. The agreement calls for XTO Energy to transfer 25% of its interest in those properties to the third party when net amounts received by XTO Energy from the properties subject to the agreement equal the purchase price of the properties plus a 1% per month return on the unrecouped purchase price, known as payout. At the time payout occurs and the 25% interest is transferred to the third party, net proceeds payable to the trust and trust distributions to unitholders will be reduced. Based on recent prices and sales volumes, XTO Energy has informed the trustee that payout could occur by the end of 2007, thereafter reducing monthly distributions by approximately 5%. Payout is affected by product prices and the level of development of properties subject to the reversion agreement.

Potential Litigation Settlement Proceeds

XTO Energy advised the trustee that it received lawsuit settlement proceeds in September 2006 related to underpayment of royalties on certain San Juan Basin properties. XTO Energy is in the process of determining the portion of this remittance that relates to the underlying properties, and currently estimates the amount attributable to the trust’s 90% net profits interests may range from approximately $1,200,000 to $1,900,000, or $0.20 to $0.32 per unit. This settlement may increase the trust’s November distribution payable to unitholders on December 14, 2006, and/or subsequent distributions, depending on when XTO Energy is able to determine the allocation of these proceeds by property.

Forward-Looking Statements

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements regarding the net profits interests, underlying properties, development activities, development, production and other costs and expenses, oil and gas prices and differentials to NYMEX prices, supply shortages, distributions to unitholders, timing of payout under the reversion agreement and reductions in distributions following payout and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated by this reference as though fully set forth herein. Although XTO Energy and the trustee believe that the expectations reflected in such forward-looking statements are reasonable, neither XTO Energy nor the trustee can give any assurance that such expectations will prove to be correct.

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

Items 2	through 5.

Not Applicable.

Item 6.	Exhibits.

(a) Exhibits.

Exhibit Number and Description
(15)	Awareness letter of KPMG LLP

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 1A and 7A to the Annual Report on Form 10-K for Cross Timbers Royalty Trust filed with the Securities and Exchange Commission on March 16, 2006 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSS TIMBERS ROYALTY TRUST By BANK OF AMERICA, N.A., TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

XTO ENERGY INC.

Date: November 3, 2006	By	/S/ LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President and Chief Financial Officer