Form 10-K
period 2006-12-31
CROSS TIMBERS ROYALTY TRUST
filed 2007-03-01
CIK 881787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006	Commission file number 1-10982

Cross Timbers Royalty Trust

(Exact name of registrant as specified in the Cross Timbers Royalty Trust Indenture)

Texas	75-6415930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Bank of America, N.A. Trustee P.O. Box 830650 Dallas, Texas	75283-0650
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (877) 228-5084

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units of Beneficial Interest	New York Stock Exchange

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

The aggregate market value of the units of beneficial interest of the trust, based on the closing price on the New York Stock Exchange as of June 30, 2006 (the last business day of its most recently completed second fiscal quarter), held by non-affiliates of the registrant on that date was approximately $259 million.

At February 28, 2007, there were 6,000,000 units of beneficial interest of the trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Listed below is the only document parts of which are incorporated herein by reference and the parts of this report into which the document is incorporated:

2006 Annual Report to Unitholders—Part II

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

Under the terms of each of the five conveyances, the trust receives net profits income from the net profits interests generally on the last business day of each month. Net profits income is determined by XTO Energy by multiplying the net profit percentage (90% or 75%) times net proceeds from the underlying properties for each conveyance during the previous month. Net proceeds are the gross proceeds received from the sale of production, less “production costs”, as defined in the conveyances. For the 90% net profits interests and the 75% net profits interests, production costs generally include applicable property taxes, transportation, marketing and other charges. For the 75% net profits interests only, production costs also include capital and operating costs paid (e.g., drilling, production and other direct costs of owning and operating the property) and a monthly overhead charge that is adjusted annually. The monthly overhead charge at December 31, 2006 was $25,308 ($18,981 net to the trust). XTO Energy also deducts an overhead charge as operator of the Penwell Unit. As of December 31, 2006, monthly overhead attributable to the Penwell Unit was $2,470 ($1,852 net to the trust). If production costs exceed gross proceeds for any conveyance, this excess is carried forward to future monthly computations of net proceeds until the excess costs (plus interest accrued as specified in the conveyances) are completely recovered. Excess production costs and related accrued interest from one conveyance cannot be used to reduce net proceeds from any other conveyance.

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

Approximately 68% of the net profits income received by the trust during 2006, as well as 64% of the estimated proved reserves of the net profits interests at December 31, 2006 (based on estimated future net cash flows using year-end oil and gas prices), is attributable to natural gas. There is generally a greater demand for gas during the winter. Otherwise, trust income is not subject to seasonal factors, nor dependent upon patents, licenses, franchises or concessions. The trust conducts no research activities.

Item 1A.     Risk Factors

The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by the trustee from time to time. Such factors, among others, may have a material adverse effect upon the trust’s financial condition, distributable income and changes in trust corpus.

The following discussion of risk factors should be read in conjunction with the financial statements and related notes included in the trust’s annual report to unitholders for the year ended December 31, 2006. Because of these and other factors, past financial performance should not be considered an indication of future performance.

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

Production expense and development costs are deducted in the calculation of the trust’s share of net proceeds from properties underlying the 75% net profits interests. Accordingly, higher or lower production expense and development costs, without concurrent changes in revenue, will directly decrease or increase the amount received by the trust for its 75% net profits interests. If development costs and production expense for properties underlying the 75% net profits in a particular state exceed the production proceeds from the properties, the trust will not receive net proceeds for those properties until future proceeds from production in that state exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs.

Proved reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in reserve estimates or underlying assumptions could cause the quantities and net present value of the reserves to be overstated.

Estimating proved oil and gas reserves is inherently uncertain. Petroleum engineers consider many factors and make assumptions in estimating reserves and future net cash flows. Those factors and assumptions include historical production from the area compared with production rates from similar producing areas, the effects of governmental regulation, assumptions about future commodity prices, production expense and development costs, taxes and capital expenditures, the availability of enhanced recovery techniques and relationships with landowners, working interest partners, pipeline companies and others. Lower oil and gas prices generally cause lower estimates of proved reserves. Ultimately, actual production, revenues and expenditures for the underlying properties will vary from estimates and those variances could be material. Because the trust owns net profits interests, it does not own a specific percentage of the oil and gas reserves. Estimated proved reserves for the net profits interests are based on estimates of reserves for the underlying properties and an allocation method that considers estimated future net proceeds and oil and gas prices. Because trust reserve quantities are determined using an allocation formula, increases or decreases in oil and gas prices can significantly affect estimated reserves of the 75% net profits interests.

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

The assets of the trust represent interests in depleting assets and, if XTO Energy or any other operators developing the underlying properties do not perform additional successful development projects, the assets may deplete faster than expected. Eventually, the assets of the trust will cease to produce in commercial quantities and the trust will cease to receive proceeds from such assets.

The net proceeds payable to the trust are derived from the sale of depleting assets. Eventually, the properties underlying the trust’s net profits interests will cease to produce in commercial quantities and the trust will, therefore, cease to receive any net proceeds therefrom. The reduction in proved reserve quantities is a common measure of the depletion. Future maintenance and development projects on the underlying properties will affect the quantity of proved reserves. The timing and size of these projects will depend on the market prices of oil and natural gas. If XTO Energy or other operators of the properties do not implement additional maintenance and successful development projects, the future rate of production decline of proved reserves may be higher than the rate currently estimated.

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

While these risks do not expose the trust to liabilities of the drilling contractor or operator of the well, they can reduce net proceeds payable to the trust and trust distributions by decreasing oil and gas revenues or increasing production expense or development costs from the underlying properties. Furthermore, these risks may cause the costs of development activities on properties underlying the 75% net profits interests to exceed the revenues therefrom, thereby reducing net proceeds payable to the trust and trust distributions.

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

If it is determined that the trust is subject to the Texas margin tax, the trustee may have to withhold a disproportionate amount from future distributions to pay the tax liability.

The trustee does not intend to pay any amounts for the new Texas margin tax, based on the assumption that the trust is exempt as a passive entity; however, there is currently no clear authority that the trust meets requirements for the margin tax exemption as a passive entity. If it is subsequently determined that the trust is not exempt from the margin tax, the trust would be required to deduct and withhold from future distributions the amounts necessary to pay the margin tax for the entire 2007 year, including the tax liability accruing on income distributed after January 2007 from which no tax was withheld. For more information about the margin tax, see “Regulation—State Income Tax Withholding” under Item 2 below.

Item 1B.     Unresolved Staff Comments

As of December 31, 2006, the trust did not have any unresolved Securities and Exchange Commission staff comments.

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

a)	producing royalty and overriding royalty interest properties in Texas, Oklahoma and New Mexico, and

b)	11.11% nonparticipating royalty interests in nonproducing properties located primarily in Texas and Oklahoma; and

the 75% net profits interests which are carved from working interests in four properties in Texas and three properties in Oklahoma.

All underlying royalties, underlying nonproducing royalties and underlying working interest properties are currently owned by XTO Energy. XTO Energy may sell all or any portion of the underlying properties at any time, subject to and burdened by the net profits interests. In January 2006, XTO Energy announced that it would consider selling its interests in the underlying properties that are subject to the Cross Timbers Royalty Trust net profits interests. However, XTO Energy advised the trustee in August 2006, that after a full review, it has decided to retain ownership of these underlying property interest at this time.

Producing Acreage, Wells and Drilling

Underlying Royalties.     The underlying royalties are royalty and overriding royalty interests primarily located in mature producing oil and gas fields. The most significant producing region in which the underlying royalties are located is the San Juan Basin in northwestern New Mexico. The trust’s estimated proved gas reserves from this region totaled 22.9 Bcf at December 31, 2006, or approximately 82% of trust total gas reserves at that date. XTO Energy estimates that underlying royalties in the San Juan Basin include more than 3,900 gross (approximately 40 net) wells, covering over 60,000 gross acres. Approximately half of these wells are operated by BP America Production Company or ConocoPhillips. Production from conventional gas wells is primarily from the Dakota, Mesaverde and Pictured Cliffs formations.

Approximately 18% of the trust’s 2006 gas sales volumes were from coal seam production in the San Juan Basin. In October 2002, regulatory authorities approved increasing the density of coal seam wells drilled in the San Juan Basin from one well to two wells per 320-acre spacing unit, doubling the number of drill wells allowed. Increasing the density of coal seam wells could impact a significant portion of the trust’s acreage. XTO Energy has informed the trustee that it believes operators will pursue increased density drilling, but the effect on the trust is unknown.

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

Underlying Working Interest Properties.     The underlying working interest properties, detailed below, are developed properties undergoing secondary or tertiary recovery operations:

Unit	County/State	Operator	Ownership of XTO Energy
			Working Interest	Revenue Interest
North Cowden	Ector/Texas	Occidental Permian, Ltd.	1.7%	1.4%
North Central Levelland	Hockley/Texas	Apache Corporation	3.2%	2.1%
Penwell	Ector/Texas	XTO Energy Inc.	5.2%	4.6%
Sharon Ridge Canyon	Borden/Texas	Occidental Permian, Ltd.	4.3%	2.8%
Hewitt	Carter/Oklahoma	ExxonMobil Corporation	11.3%	9.9%
Wildcat Jim Penn	Carter/Oklahoma	Noble Energy Production, Inc.	8.6%	7.5%
South Graham Deese	Carter/Oklahoma	Lamamco Drilling Company	9.2%	8.7%

The underlying working interest properties consist of 60,154 gross (2,290 net) producing acres. As of December 31, 2006, there were 1,542 gross (72.6 net) productive oil wells and one gross (0.0 net) wells in process of drilling on these properties. Total wells drilled were nine gross (0.2 net) wells in 2006, five gross (0.4 net) wells in 2005 and seven gross (0.6 net) wells in 2004.

Oil and Natural Gas Production

Trust production is recognized in the period net profits income is received, which is the month following receipt by XTO Energy, and generally two months after the time of oil production and three months after gas production. Oil and gas production and average sales prices attributable to the underlying properties and the net profits interests for the three years ended December 31, 2006 were as follows:

	90% Net Profits Interests			75% Net Profits Interests			Total
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Production

Underlying Properties

Oil—Sales (Bbls)	80,992	69,784	72,038	189,120	200,741	203,754	270,112	270,525	275,792
Average per day (Bbls)	222	191	197	518	550	557	740	741	754
Gas—Sales (Mcf)	2,577,732	2,157,785	2,506,195	88,745	94,576	78,619	2,666,477	2,252,361	2,584,814
Average per day (Mcf)	7,062	5,912	6,847	243	259	215	7,305	6,171	7,062

Net Profits Interests

Oil—Sales (Bbls)	69,469	60,068	62,950	73,598	85,630	73,658	143,067	145,698	136,608
Average per day (Bbls)	190	164	172	202	235	201	392	399	373
Gas—Sales (Mcf)	2,300,325	1,925,342	2,242,031	29,278	40,234	30,822	2,329,603	1,965,576	2,272,853
Average per day (Mcf)	6,302	5,275	6,126	80	110	84	6,382	5,385	6,210

Average Sales Price
Oil (per Bbl)	$58.62	$50.34	$35.62	$59.23	$49.47	$35.70	$59.05	$49.70	$35.68
Gas (per Mcf)	$8.97	$7.87	$5.79	$3.63	$5.09	$4.02	$8.79	$7.76	$5.73

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

Oil and Natural Gas Reserves

General

Miller and Lents, Ltd., independent petroleum engineers, has estimated oil and gas reserves attributable to the underlying properties as of December 31, 2006, 2005, 2004 and 2003. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

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

Year-end oil prices used to determine the standardized measure were based on a West Texas Intermediate crude oil posted price of $57.75 per Bbl in 2006, $57.75 per Bbl in 2005, $40.25 per Bbl in 2004 and $29.25 per Bbl in 2003. The year-end weighted average realized gas prices used to determine the standardized measure were $5.01 per Mcf in 2006, $7.70 per Mcf in 2005, $5.14 per Mcf in 2004 and $5.15 per Mcf in 2003.

Proved Reserves

	Net Profits Interests						Underlying Properties
(in thousands)	90% Net Profits Interests		75% Net Profits Interests		Total
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Balance, December 31, 2003	620.7	30,641.2	991.4	430.2	1,612.1	31,071.4	3,495.9	35,294.0
Extensions, additions and discoveries	2.1	802.7	-0-	-0-	2.1	802.7	2.3	891.1
Revisions of prior estimates	71.0	426.7	154.0	66.2	225.0	492.9	235.0	555.5
Production	(62.9)	(2,242.1)	(73.7)	(30.8)	(136.6)	(2,272.9)	(275.8)	(2,584.8)

Balance, December 31, 2004	630.9	29,628.5	1,071.7	465.6	1,702.6	30,094.1	3,457.4	34,155.8
Extensions, additions and discoveries	6.8	702.7	-0-	-0-	6.8	702.7	7.6	780.6
Revisions of prior estimates	(76.7)	162.3	204.1	79.1	127.4	241.4	104.9	257.6
Production	(60.1)	(1,925.4)	(85.6)	(40.2)	(145.7)	(1,965.6)	(270.5)	(2,252.4)

Balance, December 31, 2005	500.9	28,568.1	1,190.2	504.5	1,691.1	29,072.6	3,299.4	32,941.6
Extensions, additions and discoveries	11.3	873.2	-0-	-0-	11.3	873.2	12.6	970.9
Revisions of prior estimates	87.4	647.3	(247.7)	(135.4)	(160.3)	511.9	(56.6)	635.1
Production	(69.5)	(2,300.3)	(73.6)	(29.3)	(143.1)	(2,329.6)	(270.1)	(2,666.5)

Balance, December 31, 2006	530.1	27,788.3	868.9	339.8	1,399.0	28,128.1	2,985.3	31,881.1

Extensions, additions and discoveries of proved gas reserves are primarily because of development in the San Juan Basin. Revisions of prior estimates are primarily related to changes in year-end prices and costs. See “General” above. As of December 31, 2005 and 2006, proved reserves for the underlying properties and attributable to the 90% net profits interests have been reduced to reflect anticipated payout under the reversion agreement in which 25% of XTO Energy’s interest in certain underlying royalties will transfer to a third party when payout occurs. See “Reversion Agreement” below. Year-end 2005 was the first time estimated proved reserves were adjusted for the effect of the reversion agreement, since anticipated payout was accelerated in 2005 by higher product prices and increased development of properties subject to the reversion agreement. The effect of anticipated payout was to reduce December 31, 2005 gas reserves for the underlying properties and net profits interests by approximately 2%, oil reserves for the underlying properties by approximately 4% and oil reserves for the net profits interests by approximately 6%. The effect of the reversion agreement is included in 2005 revisions and is offset by increased reserves related to higher year-end product prices.

Proved Developed Reserves

	Net Profits Interests						Underlying Properties
(in thousands)	90% Net Profits Interests		75% Net Profits Interests		Total
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
December 31, 2003	619.3	29,802.8	991.4	430.2	1,610.7	30,233.0	3,494.3	34,362.5

December 31, 2004	630.9	29,210.5	1,071.7	465.6	1,702.6	29,676.1	3,457.4	33,691.3

December 31, 2005	500.9	28,568.1	1,190.2	504.5	1,691.1	29,072.6	3,299.4	32,941.6

December 31, 2006	530.1	27,788.3	866.9	335.3	1,397.0	28,123.6	2,974.8	31,857.4

Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

(in thousands)	90% Net Profits Interests			75% Net Profits Interests			Total
	December 31			December 31			December 31
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Net Profits Interests

Future cash inflows	$166,093	$250,137	$177,911	$48,802	$68,872	$45,192	$214,895	$319,009	$223,103
Future production taxes	(14,698)	(21,274)	(13,894)	(3,577)	(4,828)	(3,045)	(18,275)	(26,102)	(16,939)

Future net cash flows	151,395	228,863	164,017	45,225	64,044	42,147	196,620	292,907	206,164
10% discount factor	(77,841)	(120,548)	(85,161)	(21,391)	(31,749)	(20,412)	(99,232)	(152,297)	(105,573)

Standardized measure	$73,554	$108,315	$78,856	$23,834	$32,295	$21,735	$97,388	$140,610	$100,591

Underlying Properties

Future cash inflows							$319,605	$437,017	$313,937
Future production costs							(91,088)	(97,333)	(75,500)

Future net cash flows							228,517	339,684	238,437
10% discount factor							(115,013)	(176,274)	(121,839)

Standardized measure							$113,504	$163,410	$116,598

Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

(in thousands)	90% Net Profits Interests			75% Net Profits Interests			Total
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Net Profits Interests

Standardized measure, January 1	$108,315	$78,856	$78,193	$32,295	$21,735	$15,662	$140,610	$100,591	$93,855
Extensions, additions and discoveries	2,626	2,647	1,906	-0-	-0-	-0-	2,626	2,647	1,906
Accretion of discount	9,036	6,615	6,578	2,845	1,909	1,398	11,881	8,524	7,976
Revisions of prior estimates, changes in price and other	(25,383)	35,649	4,732	(7,090)	12,834	7,344	(32,473)	48,483	12,076
Net profits income	(21,040)	(15,452)	(12,553)	(4,216)	(4,183)	(2,669)	(25,256)	(19,635)	(15,222)

Standardized measure, December 31	$73,554	$108,315	$78,856	$23,834	$32,295	$21,735	$97,388	$140,610	$100,591

Underlying Properties

Standardized measure, January 1							$163,410	$116,598	$107,764

Revisions:
Prices and costs							(39,501)	57,635	14,539
Quantity estimates							2,645	(266)	882
Accretion of discount							13,834	9,895	9,149
Future development costs							(783)	(642)	(339)
Other							(19)	(6)	(7)

Net revisions							(23,824)	66,616	24,224
Extensions, additions and discoveries							2,918	2,942	2,117
Production							(29,724)	(23,388)	(17,846)
Development costs							724	642	339

Net change							(49,906)	46,812	8,834

Standardized measure, December 31							$113,504	$163,410	$116,598

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

State Income Tax Withholding

In May 2006, the State of Texas passed legislation to implement a new margin tax of 1% to be imposed on revenues less certain costs, as specified in the legislation, generated from Texas activities beginning in 2007. Entities subject to the tax generally include trusts, unless otherwise exempt, and various other types of entities. Trusts that meet statutory requirements are generally exempt from the margin tax as “passive entities”; however, there is currently no clear authority that the trust meets requirements for the margin tax exemption as a passive entity. Additional legislative action or issuance of applicable administrative rules by the state comptroller may be necessary to determine if the trust is exempt. The trust does not currently intend to pay the margin tax, based on the assumption that it is exempt as a passive entity. However, if it is subsequently determined that the trust is not exempt from the margin tax, the trust would be required to deduct and withhold from future distributions the amounts necessary to pay the margin tax for the entire 2007 year, including the tax liability accruing on income distributed after January 2007 from which no tax was withheld. Approximately 30% of the trust’s net profits income is generated from underlying properties in Texas.

If the trust is exempt from the margin tax at the trust level as a passive entity, each unitholder that is a taxable entity would generally include its share of the trust’s revenues in its margin tax computation. If, however, the margin tax is imposed on the trust at the trust level, each unitholder subject to the margin tax would generally exclude its share of the trust’s net income from the margin tax calculation. Unitholders should consult their tax advisors regarding their individual tax situation.

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

No matters were submitted to a vote of unitholders during 2006.

PART II

Item 5.	Market for Units of the Trust, Related Security Holder Matters and Trust Purchases of Units

The section entitled “Units of Beneficial Interest” in the trust’s annual report to unitholders for the year ended December 31, 2006 is incorporated herein by reference.

The trust has no equity compensation plans, nor has it purchased any units during the period covered by this report.

Item 6.	Selected Financial Data

	Year Ended December 31
	2006	2005	2004	2003	2002
Net Profits Income	$25,767,154	$20,607,961	$15,222,417	$12,944,047	$9,049,271
Distributable Income	25,448,178	20,267,436	14,924,058	12,688,746	8,822,310
Distributable Income per Unit	4.241363	3.377906	2.487343	2.114791	1.470385
Distributions per Unit	4.241363	3.377906	2.487343	2.114791	1.470385
Total Assets at Year-End	21,655,260	23,318,733	24,284,184	25,660,147	27,805,823

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The “Trustee’s Discussion and Analysis” of financial condition and results of operations for each of the years in the three-year period ended December 31, 2006 in the trust’s annual report to unitholders for the year ended December 31, 2006 is incorporated herein by reference.

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

Contractual Obligations

As shown below, the trust had no obligations and commitments to make future contractual payments as of December 31, 2006, other than the December distribution payable to unitholders in January 2006, as shown in the statement of assets, liabilities and trust corpus.

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Distribution payable to unitholders	$1,975,758	$1,975,758	$—	$—	$—

Related Party Transactions

The underlying properties are currently owned by XTO Energy. XTO Energy deducts an overhead charge from monthly net proceeds as reimbursement for costs associated with monitoring the 75% net profits interests. As of December 31, 2006, this monthly charge was $25,308 ($18,981 net to the trust). XTO Energy also deducts an overhead charge as operator of the Penwell Unit. As of December 31, 2006, monthly overhead attributable to the Penwell Unit was $2,470 ($1,852 net to the trust). These overhead charges are subject to annual adjustment based on an oil and gas industry index. For further information regarding the trust’s relationship with XTO Energy, see Note 5 to Financial Statements in the trust’s annual report to unitholders for the year ended December 31, 2006.

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

This comprehensive basis of accounting other than U.S. generally accepted accounting principles corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. For further information regarding the trust’s basis of accounting, see Note 2 to Financial Statements in the trust’s annual report to unitholders for the year ended December 31, 2006.

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

Forward-Looking Statements

Certain information included in this annual report and other materials filed, or to be filed, by the trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements may concern, among other things, development activities, future development plans, increased density drilling, maintenance projects, development, production and other costs, oil and gas prices, pricing differentials, proved reserves, payout on reversion properties, production levels, litigation, regulatory matters and competition. Such forward-looking statements are based on XTO Energy’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “expects,” “intends,” “plans,” “projects,” “anticipates,” “predicts,” “believes,” “goals,” “estimates,” “should,” “could,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. Some of the risk factors that could cause actual results to differ materially are explained in Item 1A.

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

The financial statements of the trust and the notes thereto, together with the related reports of KPMG LLP dated February 28, 2007, appearing in the trust’s annual report to unitholders for the year ended December 31, 2006, are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with the trust’s independent registered public accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended December 31, 2006.

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

Trustee’s Report on Internal Control Over Financial Reporting

The trustee, Bank of America, N.A., is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The trustee conducted an evaluation of the effectiveness of the trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the trustee’s evaluation under the framework in Internal Control—Integrated Framework, the trustee concluded that the trust’s internal control over financial reporting was effective as of December 31, 2006. The trustee’s assessment of the effectiveness of the trust’s internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report in the trust’s annual report to unitholders for the year ended December 31, 2006, which is incorporated herein by reference.

There were no changes in the trust’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the trust’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Section 16(a) of the Securities Exchange Act of 1934 requires that beneficial owners of more than 10% of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. The Securities and Exchange Commission has taken the position that executive officers and directors of XTO Energy must also file initial ownership reports and reports of changes in beneficial ownership. Copies of the reports must be provided to the trust. To the trustee’s knowledge, based solely on the information furnished to the trust, the trust is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the trust units of beneficial interest during and for the year ended December 31, 2006.

Because the trust has no employees, it does not have a code of ethics. Employees of the trustee, Bank of America, N.A., must comply with the bank’s code of ethics, a copy of which will be provided to unitholders, without charge, upon request by appointment at Bank of America Plaza, 17th Floor, 901 Main Street, Dallas, Texas 75202.

Item 11.	Executive Compensation

The trustee received the following annual compensation from 2004 through 2006 as specified in the trust indenture:

Name and Principal Position	Year	Other Annual Compensation (1)
Bank of America, N.A., Trustee	2006	$12,884
	2005	10,304
	2004	7,611

(1)	Under the trust indenture, the trustee is entitled to an administrative fee of: (i) 1/20 of 1% of the first $100 million of the annual gross revenue of the trust, and 1/30 of 1% of the annual gross revenue of the trust in excess of $100 million, and (ii) trustee’s standard hourly rates for time in excess of 300 hours annually.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The trust has no equity compensation plans.

(a) Security Ownership of Certain Beneficial Owners.    The trustee is not aware of any person who beneficially owns more than 5% of the outstanding units.

(b) Security Ownership of Management.    The trust has no directors or executive officers. As of February 22, 2007, Bank of America, N.A. owned, in various fiduciary capacities, 49,941 units with a shared right to vote 26,986 of these units and no right to vote 22,955 of these units. Bank of America, N.A. disclaims any beneficial interests in these units. The number of units reflected in this paragraph includes units held by all branches of Bank of America, N.A.

(c) Changes in Control.    The trustee knows of no arrangements which may subsequently result in a change in control of the trust.

Item 13.	Certain Relationships and Related Transactions

In computing net profits income paid to the trust for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This charge at December 31, 2006 was $25,308 per month, or $303,696 annually (net to the trust of $227,772 annually). XTO Energy also deducts an overhead charge as operator of the Penwell Unit. As of December 31, 2006, overhead attributable to the Penwell Unit was $2,470 per month, or $29,640 annually (net to the trust of $22,230 annually). These overhead charges are subject to annual adjustment based on an oil and gas industry index.

See Item 11 for the remuneration received by the trustee from 2004 through 2006 and Item 12(b) for information concerning units owned by the trustee, Bank of America, N.A., in various fiduciary capacities.

Item 14.	Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2006 and 2005 are:

	2006	2005
Audit fees	$71,750	$66,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$71,750	$66,000

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

Independent Registered Public Accounting Firm Reports

Statements of Assets, Liabilities and Trust Corpus at December 31, 2006 and 2005

Statements of Distributable Income for the years ended December 31, 2006, 2005 and 2004

Statements of Changes in Trust Corpus for the years ended December 31, 2006, 2005 and 2004

Notes to Financial Statements

2.	Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.	Exhibits

(4) (a)	Cross Timbers Royalty Trust Indenture amended and restated on January 13, 1992 by NationsBank, N.A. (now Bank of America, N.A.), as trustee, heretofore filed as Exhibit 3.1 to the trust’s Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

(b)	Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust, 90% - Texas) from South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross Timbers Partners, L.P. (predecessors of XTO Energy) to NCNB Texas National Bank (now Bank of America, N.A.), as trustee, dated February 12, 1991 (without Schedules A and B), heretofore filed as Exhibit 10.1 to the trust’s Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

(c)	Correction to Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust, 90% - Texas) from South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross Timbers Partners, L.P. (predecessors of XTO Energy) to NCNB Texas National Bank (now Bank of America, N.A.), as trustee, dated September 23, 1991 (without Schedules A and B), heretofore filed as Exhibit 10.2 to the trust’s Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

(d)	Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust, 75% - Texas) from South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross Timbers Partners, L.P. (predecessors of XTO Energy) to NCNB Texas National Bank (now Bank of America, N.A.), as trustee, dated February 12, 1991 (without Schedules A and B), heretofore filed as Exhibit 10.5 to the trust’s Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

(13)	Cross Timbers Royalty Trust annual report to unitholders for the year ended December 31, 2006

(23.1)	Consent of KPMG LLP

(23.2)	Consent of Miller and Lents, Ltd.

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

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

CROSS TIMBERS ROYALTY TRUST By BANK OF AMERICA, N.A., TRUSTEE

By	/s/ NANCY G. WILLIS
Nancy G. Willis Vice President

XTO ENERGY INC.

Date: March 1, 2007	By	/s/ LOUIS G. BALDWIN
Louis G. Baldwin Executive Vice President and Chief Financial Officer

(The trust has no directors or executive officers.)