Form 10-Q
period 2007-03-31
CROSS TIMBERS ROYALTY TRUST
filed 2007-04-30
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Outstanding as of April 1, 2007

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at March 31, 2007, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2007 and 2006, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

REPORT OF INDEPENDEN T REGISTERED PUBLIC ACCOUNTING FIRM

Bank of America, N.A., as Trustee

for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of March 31, 2007 and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2007 and 2006. These condensed financial statements are the responsibility of the trustee.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of December 31, 2006, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein), included in the trust’s 2006 Annual Report on Form 10-K, and in our report dated February 28, 2007, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2006 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus included in the trust’s 2006 Annual Report on Form 10-K from which it has been derived.

KPMG LLP

Dallas, Texas

April 26, 2007

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS

Cash and short-term investments	$1,604,941	$1,970,795

Interest to be received	3,857	4,963

Net profits interests in oil and gas properties - net (Note 1)	19,346,823	19,679,502

	$20,955,621	$21,655,260

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$1,608,798	$1,975,758

Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	19,346,823	19,679,502

	$20,955,621	$21,655,260

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended March 31
	2007	2006
Net profits income	$4,699,186	$7,149,251

Interest income	9,772	15,282

Total income	4,708,958	7,164,533

Administration expense	160,508	112,781

Distributable income	$4,548,450	$7,051,752

Distributable income per unit (6,000,000 units)	$0.758075	$1.175292

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended March 31
	2007	2006
Trust corpus, beginning of period	$19,679,502	$21,204,723

Amortization of net profits interests	(332,679)	(425,974)

Distributable income	4,548,450	7,051,752

Distributions declared	(4,548,450)	(7,051,752)

Trust corpus, end of period	$19,346,823	$20,778,749

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value on February 12, 1991, the creation date of the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $41,753,626 as of March 31, 2007 and $41,420,947 of December 31, 2006.

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

Certain of the properties underlying the 90% net profits interests are subject to a reversion agreement between XTO Energy and an unrelated party. The agreement calls for XTO Energy to transfer 25% of its interest in those properties to the third party when net amounts received by XTO Energy from the properties subject to the agreement equal the purchase price of the properties plus a 1% per month return on the unrecouped purchase price, known as payout. At the time payout occurs and the 25% interest is transferred to the third party, net proceeds payable to the trust and trust distributions to unitholders will be reduced. Based on recent prices and sales volumes, XTO Energy has informed the trustee that payout could occur by the end of 2007, thereafter reducing monthly distributions by approximately 5%. Payout is affected by product prices and the level of development of properties subject to the reversion agreement.

Item 2.	T rustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the trustee’s discussion and analysis contained in the trust’s 2006 annual report, as well as the condensed financial statements and notes thereto included in this quarterly report on Form 10-Q. The trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the trust’s web site at www.crosstimberstrust.com.

Distributable Income

For the quarter ended March 31, 2007, net profits income was $4,699,186 compared to $7,149,251 for first quarter 2006. This 34% decrease in net profits income is the result of lower oil and gas prices and decreased oil and gas sales volumes. See “Net Profits Income” below.

After considering interest income of $9,772 and administration expense of $160,508, distributable income for the quarter ended March 31, 2007 was $4,548,450, or $0.758075 per unit of beneficial interest. Administration expense for the quarter increased 42% from the prior year quarter primarily because of costs related to additional unitholder tax reporting. For first quarter 2006, distributable income was $7,051,752, or $1.175292 per unit. Distributions to unitholders for the quarter ended March 31, 2007 were:

Record Date	Payment Date	Distribution per Unit
January 31, 2007	February 14, 2007	$0.225083
February 28, 2007	March 14, 2007	0.264859
March 30, 2007	April 16, 2007	0.268133

		$0.758075

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

Because properties underlying the 90% net profits interests are royalty and overriding royalty interests, the calculation of net profits income from these interests only includes deductions for production and property taxes, legal costs, and marketing and transportation charges. In addition to these costs, the calculation of net profits income from the 75% net profits interests includes deductions for production expense and development costs since the related underlying properties are working interests.

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended March 31 (a)		Increase (Decrease)
	2007	2006
Sales Volumes
Oil (Bbls) (b)
Underlying properties	65,005	68,822	(6)%
Average per day	707	748	(5)%
Net profits interests	29,468	32,708	(10)%

Gas (Mcf) (b)
Underlying properties	608,703	797,891	(24)%
Average per day	6,616	8,673	(24)%
Net profits interests	527,564	692,084	(24)%

Average Sales Prices
Oil (per Bbl)	$51.69	$54.78	(6)%
Gas (per Mcf)	$7.40	$9.29	(20)%

Revenues
Oil sales	$3,359,911	$3,770,355	(11)%
Gas sales	4,504,081	7,412,845	(39)%

Total Revenues	7,863,992	11,183,200	(30)%

Costs
Taxes, transportation and other	1,071,371	1,707,099	(37)%
Production expense (c)	963,330	1,058,352	(9)%
Development costs	468,551	259,679	80%

Total Costs	2,503,252	3,025,130	(17)%

Net Proceeds	$5,360,740	$8,158,070	(34)%

Net Profits Income	$4,699,186	$7,149,251	(34)%

(a)	Because of the interval between time of production and receipt of royalty income by the trust, oil and gas sales for the quarter ended March 31 generally represent oil production for the period November through January and gas production for the period October through December.

(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. Changes in any of these factors may result in disproportionate fluctuations in volumes allocated to the net profits interests. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)	Includes an overhead charge which is deducted and retained by XTO Energy. As of March 31, 2007, this charge was $27,844 per month (including a monthly overhead charge of $2,536 which XTO Energy deducts as operator of the Penwell Unit) and is subject to adjustment each May based on an oil and gas industry index.

The following are explanations of significant variances on the underlying properties from first quarter 2006 to first quarter 2007:

Sales Volumes

Oil

Oil sales volumes decreased 6% from first quarter 2006 to first quarter 2007 primarily because of natural production decline, partially offset by the timing of cash receipts and increased production from new wells and workovers.

Gas

Gas sales volumes decreased 24% from first quarter 2006 to first quarter 2007 primarily because of cash receipts from four purchasers during first quarter 2006 related to prior period gas sales from new wells. Excluding the effect of these prior period gas sales, first quarter 2007 gas sales volumes increased approximately 10% primarily because of the timing of cash receipts, partially offset by natural production decline.

Sales Prices

Oil

The first quarter 2007 average oil price was $51.69 per Bbl, a 6% decrease from the first quarter 2006 average price of $54.78 per Bbl. Oil prices decreased from first quarter 2006 to first quarter 2007 primarily because of warmer than normal temperatures in January 2007. With the onset of colder temperatures in February 2007 and rising tension in the Middle East, recent NYMEX oil prices have fluctuated between $60.00 and $66.00 per Bbl. Oil prices are expected to remain volatile. The average NYMEX price for February and March 2007 was $60.15 per Bbl. At April 18, 2007, the average NYMEX futures price for the following twelve months was $67.19 per Bbl. Recent trust oil prices have averaged approximately 12% lower than the NYMEX price.

Gas

The first quarter 2007 average gas price was $7.40 per Mcf, a 20% decrease from the first quarter 2006 average price of $9.29 per Mcf. Gas prices decreased primarily due to the effect of 2005 Gulf of Mexico hurricanes on first quarter 2006 gas prices, versus the absence of 2006 Gulf of Mexico hurricane activity affecting first quarter 2007 gas prices. Much colder temperatures during February 2007 caused prices to increase. Prices will continue to be affected by weather, the U.S. economy, the level of North American production and import levels of liquified natural gas. Natural gas prices are expected to remain volatile. The first quarter 2007 gas price is primarily related to production from October through December 2006, when the average NYMEX price was $6.56. The average NYMEX price for January through March 2007 was $6.77 per MMBtu. At April 18, 2007, the average NYMEX futures price for the following twelve months was $8.49 per MMBtu. Recent trust gas prices have averaged approximately 12% higher than the NYMEX price.

Costs

Taxes

Taxes, transportation and other decreased 37% for the first quarter primarily because of lower production taxes related to lower oil and gas revenues and lower property taxes related to the timing of disbursements.

Production Expense

Production expense was 9% lower for the first quarter primarily because of decreased power and fuel, carbon dioxide injection and other costs, as well as the timing of cash disbursements.

Development

Development costs increased 80% for the first quarter primarily because of increased activity and costs related to properties underlying the 75% net profits interests.

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

Reversion Agreement

Certain of the properties underlying the 90% net profits interests are subject to a reversion agreement between XTO Energy and an unrelated party. The agreement calls for XTO Energy to transfer 25% of its interest in those properties to the third party when net amounts received by XTO Energy from the properties subject to the agreement equal the purchase price of the properties plus a 1% per month return on the unrecouped purchase price, known as payout. At the time payout occurs and the 25% interest is transferred to the third party, net proceeds payable to the trust and trust distributions to unitholders will be reduced.

Based on recent prices and sales volumes, XTO Energy has informed the trustee that payout could occur by the end of 2007, thereafter reducing monthly distributions by approximately 5%. Payout is affected by product prices and the level of development of properties subject to the reversion agreement.

Forward-Looking Statements

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements regarding the net profits interests, underlying properties, development activities, development, production and other costs and expenses, oil and gas prices and differentials to NYMEX prices, supply shortages, distributions to unitholders, timing of payout under the reversion agreement and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2006, which is incorporated by this reference as though fully set forth herein. Although XTO Energy and the trustee believe that the expectations reflected in such forward-looking statements are reasonable, neither XTO Energy nor the trustee can give any assurance that such expectations will prove to be correct.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the trust’s market risks, as disclosed in Part II, Item 7A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.	Co ntrols and Procedures.

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

PA RT II - OTHER INFORMATION

Item 1.

Not applicable.

Ite m 1A.	Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2006.

Items 2 through 5.

Not applicable.

Item 6.	Exhibits.

(a) Exhibits.

Exhibit Number and Description
(15)	Awareness letter of KPMG LLP

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 1A, 7 and 7A to the Annual Report on Form 10-K for Cross Timbers Royalty Trust filed with the Securities and Exchange Commission on March 1, 2007 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSS TIMBERS ROYALTY TRUST By BANK OF AMERICA, N.A., TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

XTO ENERGY INC.

Date: April 30, 2007	By	/S/ LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President and Chief Financial Officer