Form 10-Q
period 2007-06-30
CROSS TIMBERS ROYALTY TRUST
filed 2007-07-20
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Outstanding as of July 1, 2007

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at June 30, 2007, and the distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2007 and 2006, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of America, N.A., as Trustee

    for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of June 30, 2007 and the related condensed statements of distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2007 and 2006. These condensed financial statements are the responsibility of the trustee.

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

KPMG LLP

Dallas, Texas

July 19, 2007

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and short-term investments	$1,778,101	$1,970,795

Interest to be received	3,581	4,963

Net profits interests in oil and gas properties—net (Note 1)	19,024,493	19,679,502

	$20,806,175	$21,655,260

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$1,781,682	$1,975,758

Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	19,024,493	19,679,502

	$20,806,175	$21,655,260

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net profits income	$5,222,836	$5,216,449	$9,922,022	$12,365,700

Interest income	10,040	10,859	19,812	26,141

Total income	5,232,876	5,227,308	9,941,834	12,391,841

Administration expense	155,916	163,134	316,424	275,915

Distributable income	$5,076,960	$5,064,174	$9,625,410	$12,115,926

Distributable income per unit (6,000,000 units)	$0.846160	$0.844029	$1.604235	$2.019321

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Trust corpus, beginning of period	$19,346,823	$20,778,749	$19,679,502	$21,204,723

Amortization of net profits interests	(322,330)	(326,381)	(655,009)	(752,355)

Distributable income	5,076,960	5,064,174	9,625,410	12,115,926

Distributions declared	(5,076,960)	(5,064,174)	(9,625,410)	(12,115,926)

Trust corpus, end of period	$19,024,493	$20,452,368	$19,024,493	$20,452,368

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value on February 12, 1991, the creation date of the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $42,075,956 as of June 30, 2007 and $41,420,947 as of December 31, 2006.

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

In May 2006, the State of Texas passed legislation to implement a new margin tax of 1% to be imposed on revenues less certain costs, as specified in the legislation, generated from Texas activities beginning in 2007. Entities subject to the tax generally include trusts, unless otherwise exempt, and various other types of entities. Trusts that meet statutory requirements are generally exempt from the margin tax as “passive entities”. Recent legislative action has clarified that the trust is exempt from margin tax as a passive entity. However, each unitholder that is a business entity subject to the margin tax is generally required to include its share of the trust’s revenues in its margin tax computation.

Unitholders are urged to consult their own tax advisors regarding the requirements for filing state tax returns.

3.	Reversion Agreement

Certain of the properties underlying the 90% net profits interests are subject to a reversion agreement between XTO Energy and an unrelated party. The agreement calls for XTO Energy to transfer 25% of its interest in those properties to the third party when net amounts received by XTO Energy from the properties subject to the agreement equal the purchase price of the properties plus a 1% per month return on the unrecouped purchase price, known as payout. At the time payout occurs and the 25% interest is transferred to the third party, net proceeds payable to the trust and trust distributions to unitholders will be reduced. Based on recent prices and sales volumes, XTO Energy has informed the trustee that payout occurred effective with the July 2007 distribution, payable on August 14, 2007, reducing the July 2007 distribution and future distributions by approximately 5%.

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

Distributable Income

Quarter

For the quarter ended June 30, 2007, net profits income was $5,222,836 compared to $5,216,449 for second quarter 2006. Net profits income remained relatively unchanged as increased gas sales volumes and lower production expense were partially offset by lower gas prices and higher development costs. See “Net Profits Income” on the following page.

After considering interest income of $10,040 and administration expense of $155,916, distributable income for the quarter ended June 30, 2007 was $5,076,960, or $0.846160 per unit of beneficial interest. For second quarter 2006, distributable income was $5,064,174, or $0.844029 per unit. Distributions to unitholders for the quarter ended June 30, 2007 were:

Record Date	Payment Date	Distribution per Unit
April 30, 2007	May 14, 2007	$0.260278
May 31, 2007	June 14, 2007	0.288935
June 29, 2007	July 16, 2007	0.296947

		$0.846160

Six Months

For the six months ended June 30, 2007, net profits income was $9,922,022 compared to $12,365,700 for the same 2006 period. This 20% decrease in net profits income is the result of lower gas and oil prices, decreased gas and oil sales volumes and higher development costs, partially offset by lower production and property taxes. See “Net Profits Income” on the following page.

After considering interest income of $19,812 and administration expense of $316,424, distributable income for the six months ended June 30, 2007 was $9,625,410, or $1.604235 per unit of beneficial interest. Administrative expense for the six months ended June 30, 2007 increased 15% from the prior year six-month period primarily because of costs related to additional unitholder tax reporting. For the six months ended June 30, 2006, distributable income was $12,115,926, or $2.019321 per unit.

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

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended June 30 (a)		Increase (Decrease)	Six Months Ended June 30 (a)		Increase (Decrease)
	2007	2006		2007	2006
Sales Volumes
Oil (Bbls) (b)
Underlying properties	66,748	68,207	(2)%	131,753	137,029	(4)%
Average per day	750	766	(2)%	728	757	(4)%
Net profits interests	29,727	36,037	(18)%	59,195	68,745	(14)%
Gas (Mcf) (b)
Underlying properties	627,538	547,119	15%	1,236,241	1,345,010	(8)%
Average per day	6,973	6,079	15%	6,793	7,390	(8)%
Net profits interests	550,203	478,852	15%	1,077,767	1,170,936	(8)%

Average Sales Prices
Oil (per Bbl)	$55.37	$55.95	(1)%	$53.55	$55.36	(3)%
Gas (per Mcf)	$7.85	$8.45	(7)%	$7.63	$8.95	(15)%

Revenues
Oil sales	$3,696,120	$3,815,929	(3)%	$7,056,031	$7,586,284	(7)%
Gas sales	4,929,197	4,624,046	7%	9,433,278	12,036,891	(22)%

Total Revenues	8,625,317	8,439,975	2%	16,489,309	19,623,175	(16)%

Costs
Taxes, transportation and other	1,083,431	1,168,294	(7)%	2,154,802	2,875,393	(25)%
Production expense (c)	1,010,758	1,147,521	(12)%	1,974,088	2,205,873	(11)%
Development costs	601,061	123,032	389%	1,069,612	382,711	179%

Total Costs	2,695,250	2,438,847	11%	5,198,502	5,463,977	(5)%

Net Proceeds	$5,930,067	$6,001,128	(1)%	$11,290,807	$14,159,198	(20)%

Net Profits Income	$5,222,836	$5,216,449	—	$9,922,022	$12,365,700	(20)%

(a)	Because of the interval between time of production and receipt of royalty income by the trust, (1) oil and gas sales for the quarter ended June 30 generally represent oil production for the period February through April and gas production for the period January through March and (2) oil and gas sales for the six months ended June 30 generally represent oil production for the period November through April and gas production for the period October through March.

(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. Changes in any of these factors may result in disproportionate fluctuations in volumes allocated to the net profits interests. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)	Includes an overhead charge which is deducted and retained by XTO Energy. As of June 30, 2007, this charge was $28,515 per month (including a monthly overhead charge of $2,699 which XTO Energy deducts as operator of the Penwell Unit) and is subject to adjustment each May based on an oil and gas industry index.

The following are explanations of significant variances on the underlying properties from second quarter 2006 to second quarter 2007 and from the first six months of 2006 to the comparable period in 2007:

Sales Volumes

Oil

Oil sales volumes decreased 2% for second quarter 2007 and decreased 4% for the first six months of 2007 as compared with the same 2006 periods primarily because of natural production decline and the timing of cash receipts which were partially offset by prior period volume adjustments in 2006.

Gas

Gas sales volumes increased 15% for second quarter 2007 and decreased 8% for the first six months of 2007 as compared with the same 2006 periods. Increased gas sales volumes for the quarter are primarily because of the timing of cash receipts and production from new wells and workovers, partially offset by prior period volume adjustments in 2007 and natural production decline. Decreased gas sales volumes for the six-month period are primarily because of prior period volume adjustments in 2007, timing of cash receipts and natural production decline, partially offset by production from new wells and workovers.

Sales Prices

Oil

The average oil price decreased 1% to $55.37 per Bbl for the second quarter and 3% to $53.55 per Bbl for the six-month period. Declining gasoline supplies, strong global demand and geopolitical concerns have caused recent oil prices to fluctuate between $65.00 and $74.00 per Bbl. Oil prices are expected to remain volatile. The average NYMEX price for May and June 2007 was $65.52 per Bbl. At July 16, 2007, the average NYMEX futures price for the following twelve months was $73.45 per Bbl. Recent trust oil prices have averaged approximately 12% lower than the NYMEX price.

Gas

Gas prices for the second quarter decreased 7% to $7.85 per Mcf and for the six-month period decreased 15% to $7.63 per Mcf. The aftermath of 2005 Gulf of Mexico hurricane activity elevated 2006 prices, while the lack of such activity in 2006 contributed to lower prices in 2007. Prices will continue to be affected by weather, the U.S. economy, the level of North American production and import levels of liquified natural gas. Natural gas prices are expected to remain volatile. The second quarter 2007 gas price is primarily related to production from January through March 2007, when the average NYMEX price was $6.77 per MMBtu. The average NYMEX price for May and June 2007 was $7.55 per MMBtu. At July 16, 2007, the average NYMEX futures price for the following twelve months was $7.63 per MMBtu. Recent trust gas prices have been approximately 14% higher than the NYMEX price.

Costs

Taxes

Taxes, transportation and other decreased 7% for the second quarter and 25% for the six-month period. The decrease in taxes for the quarter and six-month period is primarily due to lower property taxes related to the timing of cash disbursements. In addition, the decrease for the six-month period also includes lower production taxes as a result of lower oil and gas revenues.

Production Expense

Production expense was 12% lower for the second quarter and 11% lower for the six-month period primarily because of decreased power and fuel and carbon dioxide injection costs, as well as the timing of cash disbursements.

Development

Development costs increased 389% for the second quarter and 179% for the six-month period primarily because of increased activity and costs related to Texas and Oklahoma properties underlying the 75% net profits interests.

State of Texas Margin Tax

In May 2006, the State of Texas passed legislation to implement a new margin tax of 1% to be imposed on revenues less certain costs, as specified in the legislation, generated from Texas activities beginning in 2007. Entities subject to the tax generally include trusts, unless otherwise exempt, and various other types of entities. Trusts that meet statutory requirements are generally exempt from the margin tax as “passive entities”. Recent legislative action has clarified that the trust is exempt from margin tax as a passive entity. However, each unitholder that is a business entity subject to the margin tax is generally required to include its share of the trust’s revenues in its margin tax computation.

Unitholders are urged to consult their own tax advisors regarding the requirements for filing state tax returns.

Reversion Agreement

Certain of the properties underlying the 90% net profits interests are subject to a reversion agreement between XTO Energy and an unrelated party. The agreement calls for XTO Energy to transfer 25% of its interest in those properties to the third party when net amounts received by XTO Energy from the properties subject to the agreement equal the purchase price of the properties plus a 1% per month return on the unrecouped purchase price, known as payout. At the time payout occurs and the 25% interest is transferred to the third party, net proceeds payable to the trust and trust distributions to unitholders will be reduced. Based on recent prices and sales volumes, XTO Energy has informed the trustee that payout occurred effective with the July 2007 distribution, payable on August 14, 2007, reducing the July 2007 distribution and future distributions by approximately 5%.

Forward-Looking Statements

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements regarding the net profits interests, underlying properties, development activities, development, production and other costs and expenses, oil and gas prices and differentials to NYMEX prices, supply shortages, distributions to unitholders, timing of payout under the reversion agreement, the impact on future payments as a result of the reversion of properties under the reversion agreement and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2006, which is incorporated by this reference as though fully set forth herein. Although XTO Energy and the trustee believe that the expectations reflected in such forward-looking statements are reasonable, neither XTO Energy nor the trustee can give any assurance that such expectations will prove to be correct.

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

Items 2 through 5.

Not applicable.

Item 6. Exhibits.

(a) Exhibits.

Exhibit Number	and Description
(15)	Awareness letter of KPMG LLP
(31)	Rule 13a-14(a)/15d-14(a) Certification
(32)	Section 1350 Certification
(99)	Items 1A, 7 and 7A to the Annual Report on Form 10-K for Cross Timbers Royalty Trust filed with the Securities and Exchange Commission on March 1, 2006 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSS TIMBERS ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

		By	/s/ NANCY G. WILLIS
Nancy G. Willis
Vice President

XTO ENERGY INC.

Date:	July 20, 2007	By	/s/ LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President and Chief Financial Officer