Form 10-Q
period 2007-09-30
CROSS TIMBERS ROYALTY TRUST
filed 2007-10-19
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Outstanding as of October 1, 2007

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at September 30, 2007, and the distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2007 and 2006, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of America, N.A., as Trustee

    for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of September 30, 2007 and the related condensed statements of distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2007 and 2006. These condensed financial statements are the responsibility of the trustee.

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

KPMG LLP

Dallas, Texas

October 18, 2007

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and short-term investments	$1,491,141	$1,970,795

Interest to be received	3,477	4,963

Net profits interests in oil and gas properties—net (Note 1)	18,729,137	19,679,502

	$20,223,755	$21,655,260

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$1,494,618	$1,975,758

Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	18,729,137	19,679,502

	$20,223,755	$21,655,260

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Net profits income	$5,029,646	$6,178,866	$14,951,668	$18,544,566

Interest income	11,088	16,548	30,900	42,689

Total income	5,040,734	6,195,414	14,982,568	18,587,255

Administration expense	58,094	48,498	374,518	324,413

Distributable income	$4,982,640	$6,146,916	$14,608,050	$18,262,842

Distributable income per unit (6,000,000 units)	$0.830440	$1.024486	$2.434675	$3.043807

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Trust corpus, beginning of period	$19,024,493	$20,452,368	$19,679,502	$21,204,723

Amortization of net profits interests	(295,356)	(416,424)	(950,365)	(1,168,779)

Distributable income	4,982,640	6,146,916	14,608,050	18,262,842

Distributions declared	(4,982,640)	(6,146,916)	(14,608,050)	(18,262,842)

Trust corpus, end of period	$18,729,137	$20,035,944	$18,729,137	$20,035,944

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1. Basis of Accounting

The financial statements of Cross Timbers Royalty Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”):

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

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value on February 12, 1991, the creation date of the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $42,371,312 as of September 30, 2007 and $41,420,947 as of December 31, 2006.

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

Certain of the properties underlying the 90% net profits interests were subject to a reversion agreement between XTO Energy and an unrelated party. The agreement called for XTO Energy to transfer 25% of its interest in those properties to the third party when net amounts received by XTO Energy from the properties subject to the agreement equal the purchase price of the properties plus a 1% per month return on the unrecouped purchase price, known as payout. At the time payout occurred, net proceeds payable to the trust and trust distributions to unitholders were reduced. XTO Energy informed the trustee that payout occurred effective with the July 2007 distribution, which was paid on August 14, 2007, thereby reducing the July 2007 distribution and all future distributions by approximately 5%.

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

Distributable Income

Quarter

For the quarter ended September 30, 2007, net profits income was $5,029,646 compared to $6,178,866 for third quarter 2006. The 19% decrease in net profits income is primarily the result of decreased gas and oil sales volumes and higher development costs, partially offset by higher gas prices. See “Net Profits Income” on the following page.

After considering interest income of $11,088 and administration expense of $58,094, distributable income for the quarter ended September 30, 2007 was $4,982,640, or $0.830440 per unit of beneficial interest. For third quarter 2006, distributable income was $6,146,916, or $ 1.024486 per unit. Distributions to unitholders for the quarter ended September 30, 2007 were:

Record Date	Payment Date	Distribution per Unit
July 31, 2007	August 14, 2007	$0.290567
August 31, 2007	September 17, 2007	0.290770
September 28, 2007	October 15, 2007	0.249103

		$0.830440

Nine Months

For the nine months ended September 30, 2007, net profits income was $14,951,668 compared to $18,544,566 for the same 2006 period. This 19% decrease in net profits income is primarily the result of decreased gas and oil sales volumes, lower gas and oil prices and higher development costs, partially offset by lower production and property taxes. See “Net Profits Income” on the following page.

After considering interest income of $30,900 and administration expense of $374,518, distributable income for the nine months ended September 30, 2007 was $14,608,050, or $2.434675 per unit of beneficial interest. Administrative expense for the nine months ended September 30, 2007 increased 15% from the prior year nine-month period primarily because of costs related to additional unitholder tax reporting. For the nine months ended September 30, 2006, distributable income was $18,262,842, or $3.043807 per unit.

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

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended September 30 (a)		Increase (Decrease)	Nine Months Ended September 30 (a)		Increase (Decrease)
	2007	2006		2007	2006
Sales Volumes
Oil (Bbls) (b)
Underlying properties	56,012	68,694	(18)%	187,765	205,723	(9)%
Average per day	609	747	(18)%	688	754	(9)%
Net profits interests	23,716	40,323	(41)%	82,911	109,068	(24)%

Gas (Mcf) (b)
Underlying properties	563,488	708,589	(20)%	1,799,729	2,053,599	(12)%
Average per day	6,192	7,787	(20)%	6,592	7,522	(12)%
Net profits interests	495,323	624,471	(21)%	1,573,090	1,795,407	(12)%

Average Sales Prices
Oil(per Bbl)	$61.32	$65.39	(6)%	$55.87	$58.71	(5)%
Gas (per Mcf)	$8.90	$7.25	23%	$8.03	$8.36	(4)%

Revenues
Oil sales	$3,434,851	$4,492,028	(24)%	$10,490,882	$12,078,312	(13)%
Gas sales	5,014,438	5,136,225	(2)%	14,447,716	17,173,116	(16)%

Total Revenues	8,449,289	9,628,253	(12)%	24,938,598	29,251,428	(15)%

Costs
Taxes, transportation and other	1,171,561	1,366,431	(14)%	3,326,363	4,241,824	(22)%
Production expense (c)	972,555	954,605	2%	2,946,643	3,160,478	(7)%
Development costs	580,812	151,369	284%	1,650,424	534,080	209%

Total Costs	2,724,928	2,472,405	10%	7,923,430	7,936,382	—

Net Proceeds	$5,724,361	$7,155,848	(20)%	$17,015,168	$21,315,046	(20)%

Net Profits Income	$5,029,646	$6,178,866	(19)%	$14,951,668	$18,544,566	(19)%

(a)	Because of the interval between time of production and receipt of royalty income by the trust, (1) oil and gas sales for the quarter ended September 30 generally represent oil production for the period May through July and gas production for the period April through June and (2) oil and gas sales for the nine months ended September 30 generally represent oil production for the period November through July and gas production for the period October through June.

(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. Changes in any of these factors may result in disproportionate fluctuations in volumes allocated to the net profits interests. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)	Includes an overhead charge which is deducted and retained by XTO Energy. As of September 30, 2007, this charge was $31,258 per month (including a monthly overhead charge of $2,793 which XTO Energy deducts as operator of the Penwell Unit) and is subject to adjustment each May based on an oil and gas industry index.

The following are explanations of significant variances on the underlying properties from third quarter 2007 to third quarter 2006 and from the first nine months of 2007 to the comparable period in 2006:

Sales Volumes

Oil

Oil sales volumes decreased 18% for third quarter 2007 and decreased 9% for the first nine months of 2007 as compared with the same 2006 periods primarily because of the timing of cash receipts and natural production decline. In addition, the third quarter 2007 and first nine months of 2007 had decreased volumes as a result of payout occurring under the reversion agreement. See “Reversion Agreement” below.

Gas

Gas sales volumes decreased 20% for third quarter 2007 and decreased 12% for the first nine months of 2007 as compared with the same 2006 periods primarily because of the timing of cash receipts and natural production decline, partially offset by increased production from new wells and workovers. In addition, the third quarter 2007 and first nine months of 2007 had decreased volumes as a result of payout occurring under the reversion agreement. See “Reversion Agreement” below.

Sales Prices

Oil

The average oil price decreased 6% to $61.32 per Bbl for the third quarter and 5% to $55.87 per Bbl for the nine-month period. Oil prices during the third quarter fluctuated between approximately $69.00 and $84.00 per Bbl. In October 2007, rising tension in the Middle East, weakness in the dollar and strong demand caused oil prices to increase to record levels of $90.00 per Bbl. Oil prices are expected to remain volatile. The average NYMEX price for August and September 2007 was $75.75 per Bbl. At October 15, 2007, the average NYMEX futures price for the following twelve months was $82.16 per Bbl. Recent trust oil prices have averaged approximately 11% lower than the NYMEX price.

Gas

Gas prices for the third quarter increased 23% to $8.90 per Mcf and for the nine-month period decreased 4% to $8.03 per Mcf. The aftermath of 2005 Gulf of Mexico hurricane activity elevated 2006 prices, while the lack of such activity in 2006 contributed to lower prices in 2007. Prices will continue to be affected by weather, the U.S. economy, the level of North American production and import levels of liquified natural gas. Natural gas prices are expected to remain volatile. The third quarter 2007 gas price is primarily related to production from April through June 2007, when the average NYMEX price was $7.55 per MMBtu. The average NYMEX price for July and August 2007 was $6.52 per MMBtu. At October 15, 2007, the average NYMEX futures price for the following twelve months was $7.99 per MMBtu. Recent trust gas prices have been approximately 15% higher than the NYMEX price.

Costs

Taxes, Transportation and Other

Taxes, transportation and other decreased 14% for the third quarter and 22% for the nine-month period. The decrease in taxes for the quarter and nine-month period is primarily due to lower production taxes and other purchaser deductions related to lower oil and gas revenues as well as lower property taxes related to the timing of cash disbursements.

Production Expense

Production expense was 7% lower for the nine-month period primarily because of decreased power and fuel costs.

Development

Development costs increased 284% for the third quarter and 209% for the nine-month period because of increased activity and costs related to Texas and Oklahoma properties underlying the 75% net profits interests.

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

Reversion Agreement

Certain of the properties underlying the 90% net profits interests were subject to a reversion agreement between XTO Energy and an unrelated party. The agreement called for XTO Energy to transfer 25% of its interest in those properties to the third party when net amounts received by XTO Energy from the properties subject to the agreement equal the purchase price of the properties plus a 1% per month return on the unrecouped purchase price, known as payout. At the time payout occurred, net proceeds payable to the trust and trust distributions to unitholders were reduced. XTO Energy informed the trustee that payout occurred effective with the July 2007 distribution, which was paid on August 14, 2007, thereby reducing the July 2007 distribution and all future distributions by approximately 5%.

Other

Trustee Brand Change

On October 15, 2007, the Bank of America private wealth management group officially became known as “U.S. Trust, Bank of America Private Wealth Management” as a result of Bank of America’s acquisition of U.S. Trust Corporation. This change is a brand name change only and the legal entity that serves as the trustee for the trust will continue to be Bank of America, N. A.

Forward-Looking Statements

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements regarding the net profits interests, underlying properties, development activities, development, production and other costs and expenses, oil and gas prices and differentials to NYMEX prices, supply shortages, distributions to unitholders, the impact on future payments as a result of the reversion of properties under the reversion agreement and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2006, which is incorporated by this reference as though fully set forth herein. Although XTO Energy and the trustee believe that the expectations reflected in such forward-looking statements are reasonable, neither XTO Energy nor the trustee can give any assurance that such expectations will prove to be correct.

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

CROSS TIMBERS ROYALTY TRUST By BANK OF AMERICA, N.A., TRUSTEE

	By	/s/ NANCY G. WILLIS
Nancy G. Willis
Vice President

XTO ENERGY INC.

Date: October 19, 2007	By	/s/ LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President
and Chief Financial Officer