Form 10-K
period 2007-12-31
CROSS TIMBERS ROYALTY TRUST
filed 2008-02-26
CIK 881787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007	Commission file number 1-10982

Cross Timbers Royalty Trust

(Exact name of registrant as specified in the Cross Timbers Royalty Trust Indenture)

Texas	75-6415930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

U.S. Trust, Bank of America Private Wealth Management Trustee P.O. Box 830650 Dallas, Texas	75283-0650
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (877) 228-5084

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒

The aggregate market value of the units of beneficial interest of the trust, based on the closing price on the New York Stock Exchange as of June 29, 2007 (the last business day of its most recently completed second fiscal quarter), held by non-affiliates of the registrant on that date was approximately $241 million.

At February 25, 2008, there were 6,000,000 units of beneficial interest of the trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Listed below is the only document parts of which are incorporated herein by reference and the parts of this report into which the document is incorporated:

2007 Annual Report to Unitholders—Part II

PART I

Item 1.	Business

Cross Timbers Royalty Trust is an express trust created under the laws of Texas pursuant to the Cross Timbers Royalty Trust Indenture entered into on February 12, 1991 between predecessors of XTO Energy Inc. (formerly known as Cross Timbers Oil Company), as grantors, and NCNB Texas National Bank, as trustee. Bank of America, N.A. is now the trustee of the trust. In 2007 the Bank of America private wealth management group officially became known as “U.S. Trust, Bank of America Private Wealth Management.” The legal entity that serves as the trustee of the trust did not change, and references in this Form 10-K to U.S. Trust, Bank of America Private Wealth Management shall describe the legal entity Bank of America, N.A. The principal office of the trust is located at 901 Main Street, Dallas, Texas 75202 (telephone number 877-228-5084).

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

Under the terms of each of the five conveyances, the trust receives net profits income from the net profits interests generally on the last business day of each month. Net profits income is determined by XTO Energy by multiplying the net profit percentage (90% or 75%) times net proceeds from the underlying properties for each conveyance during the previous month. Net proceeds are the gross proceeds received from the sale of production, less “production costs”, as defined in the conveyances. For the 90% net profits interests and the 75% net profits interests, production costs generally include applicable property taxes, transportation, marketing and other charges. For the 75% net profits interests only, production costs also include capital and operating costs paid (e.g., drilling, production and other direct costs of owning and operating the property) and a monthly overhead charge that is adjusted annually. The monthly overhead charge at December 31, 2007 was $25,966 ($19,474 net to the trust). XTO Energy also deducts an overhead charge as operator of the Penwell Unit. As of December 31, 2007, monthly overhead attributable to the Penwell Unit was $2,628 ($1,971 net to the trust). If production costs exceed gross proceeds for any conveyance, this excess is carried forward to future monthly computations of net proceeds until the excess costs (plus interest accrued as specified in the conveyances) are completely recovered.

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

Approximately 69% of the net profits income received by the trust during 2007, as well as 53% of the estimated proved reserves of the net profits interests at December 31, 2007 (based on estimated future net cash flows using year-end oil and gas prices), is attributable to natural gas. There is generally a greater demand for gas during the winter. Otherwise, trust income is not subject to seasonal factors, nor dependent upon patents, licenses, franchises or concessions. The trust conducts no research activities.

Item 1A.	Risk Factors

The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by the trustee from time to time. Such factors, among others, may have a material adverse effect upon the trust’s financial condition, distributable income and changes in trust corpus.

The following discussion of risk factors should be read in conjunction with the financial statements and related notes included in the trust’s annual report to unitholders for the year ended December 31, 2007. Because of these and other factors, past financial performance should not be considered an indication of future performance.

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

Financial information of the trust is not prepared in accordance with U.S. GAAP.

The financial statements of the trust are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles, or U.S. GAAP. Although this basis of accounting is permitted for royalty trusts by the Securities and Exchange Commission, the financial statements of the trust differ from U.S. GAAP financial statements because net profits income is not accrued in the month of production, expenses are not recognized when incurred and cash reserves may be established for certain contingencies that would not be recorded in U.S. GAAP financial statements.

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

As of December 31, 2007, the trust did not have any unresolved Securities and Exchange Commission staff comments.

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

Producing Acreage, Wells and Drilling

Underlying Royalties.    The underlying royalties are royalty and overriding royalty interests primarily located in mature producing oil and gas fields. The most significant producing region in which the underlying royalties are located is the San Juan Basin in northwestern New Mexico. The trust’s estimated proved gas reserves from this region totaled 22.5 Bcf at December 31, 2007, or approximately 81% of trust total gas reserves at that date. XTO Energy estimates that underlying royalties in the San Juan Basin include more than 3,900 gross (approximately 40 net) wells, covering over 60,000 gross acres. Approximately half of these wells are operated by BP America Production Company or ConocoPhillips. Production from conventional gas wells is primarily from the Dakota, Mesaverde and Pictured Cliffs formations.

Approximately 22% of the trust’s 2007 gas sales volumes were from coal seam production in the San Juan Basin. In October 2002, regulatory authorities approved increasing the density of coal seam wells drilled in the San Juan Basin from one well to two wells per 320-acre spacing unit, doubling the number of drill wells allowed. Increasing the density of coal seam wells could impact a significant portion of the trust’s acreage. XTO Energy has informed the trustee that it believes operators will continue to pursue increased density drilling, but the effect on the trust is unknown.

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

The underlying working interest properties consist of 60,154 gross (2,290 net) producing acres. As of December 31, 2007, there were 1,527 gross (70.6 net) productive oil wells and no wells in process of drilling on these properties. Total wells drilled were eleven gross (0.4 net) wells in 2007, nine gross (0.2 net) wells in 2006 and five gross (0.4 net) wells in 2005.

Oil and Natural Gas Production

Trust production is recognized in the period net profits income is received, which is the month following receipt by XTO Energy, and generally two months after the time of oil production and three months after gas production. Oil and gas production and average sales prices attributable to the underlying properties and the net profits interests for the three years ended December 31, 2007 were as follows:

	90% Net Profits Interests			75% Net Profits Interests			Total
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Production

Underlying Properties

Oil—Sales (Bbls)	72,140	80,992	69,784	174,826	189,120	200,741	246,966	270,112	270,525
Average per day (Bbls)	198	222	191	479	518	550	677	740	741
Gas—Sales (Mcf)	2,288,853	2,577,732	2,157,785	79,064	88,745	94,576	2,367,917	2,666,477	2,252,361
Average per day (Mcf)	6,271	7,062	5,912	216	243	259	6,487	7,305	6,171

Net Profits Interests

Oil—Sales (Bbls)	62,547	69,469	60,068	48,760	73,598	85,630	111,307	143,067	145,698
Average per day (Bbls)	171	190	164	134	202	235	305	392	399
Gas—Sales (Mcf)	2,053,924	2,300,325	1,925,342	18,955	29,278	40,234	2,072,879	2,329,603	1,965,576
Average per day (Mcf)	5,627	6,302	5,275	52	80	110	5,679	6,382	5,385

Average Sales Price
Oil (per Bbl)	$59.95	$58.62	$50.34	$59.60	$59.23	$49.47	$59.70	$59.05	$49.70
Gas (per Mcf)	$8.13	$8.97	$7.87	$4.70	$3.63	$5.09	$8.01	$8.79	$7.76

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

Oil and Natural Gas Reserves

General

Miller and Lents, Ltd., independent petroleum engineers, has estimated oil and gas reserves attributable to the underlying properties as of December 31, 2007, 2006, 2005 and 2004. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

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

Year-end oil prices used to determine the standardized measure were based on a West Texas Intermediate crude oil posted price of $92.70 per Bbl in 2007, $57.75 per Bbl in 2006, $57.75 per Bbl in 2005 and $40.25 per Bbl in 2004. The year-end weighted average realized gas prices used to determine the standardized measure were $6.41 per Mcf in 2007, $5.01 per Mcf in 2006, $7.70 per Mcf in 2005 and $5.14 per Mcf in 2004.

Proved Reserves

	Net Profits Interests
(in thousands)	90% Net Profits Interests		75% Net Profits Interests		Total		Underlying Properties
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Balance, December 31, 2004	630.9	29,628.5	1,071.7	465.6	1,702.6	30,094.1	3,457.4	34,155.8
Extensions, additions and discoveries	6.8	702.7	-0-	-0-	6.8	702.7	7.6	780.6
Revisions of prior estimates	(76.7)	162.3	204.1	79.1	127.4	241.4	104.9	257.6
Production	(60.1)	(1,925.4)	(85.6)	(40.2)	(145.7)	(1,965.6)	(270.5)	(2,252.4)

Balance, December 31, 2005	500.9	28,568.1	1,190.2	504.5	1,691.1	29,072.6	3,299.4	32,941.6
Extensions, additions and discoveries	11.3	873.2	-0-	-0-	11.3	873.2	12.6	970.9
Revisions of prior estimates	87.4	647.3	(247.7)	(135.4)	(160.3)	511.9	(56.6)	635.1
Production	(69.5)	(2,300.3)	(73.6)	(29.3)	(143.1)	(2,329.6)	(270.1)	(2,666.5)

Balance, December 31, 2006	530.1	27,788.3	868.9	339.8	1,399.0	28,128.1	2,985.3	31,881.1
Extensions, additions and discoveries	10.1	1,151.3	-0-	-0-	10.1	1,151.3	11.2	1,279.0
Revisions of prior estimates	27.9	316.5	411.7	135.7	439.6	452.2	356.1	409.7
Production	(62.5)	(2,053.9)	(48.8)	(19.0)	(111.3)	(2,072.9)	(247.0)	(2,367.9)

Balance, December 31, 2007	505.6	27,202.2	1,231.8	456.5	1,737.4	27,658.7	3,105.6	31,201.9

Extensions, additions and discoveries of proved gas reserves are primarily because of development in the San Juan Basin. Revisions of prior estimates are primarily related to changes in year-end prices and costs. See “General” above. During 2007, payout occurred under the reversion agreement in which 25% of XTO Energy’s interest in certain underlying royalties were transferred to a third party when payout occurred. As a result, the December 31, 2007 proved reserves for the underlying properties attributable to the 90% net profits interest have been reduced to reflect payout. Previously, December 31, 2005 and 2006, proved reserves for the underlying properties and attributable to the 90% net profits interests were reduced to reflect anticipated payout under the reversion agreement. See “Reversion Agreement” below.

Proved Developed Reserves

	Net Profits Interests
(in thousands)	90% Net Profits Interests		75% Net Profits Interests		Total		Underlying Properties
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
December 31, 2004	630.9	29,210.5	1,071.7	465.6	1,702.6	29,676.1	3,457.4	33,691.3

December 31, 2005	500.9	28,568.1	1,190.2	504.5	1,691.1	29,072.6	3,299.4	32,941.6

December 31, 2006	530.1	27,788.3	866.9	335.3	1,397.0	28,123.6	2,974.8	31,857.4

December 31, 2007	505.6	27,202.2	1,229.1	450.3	1,734.7	27,652.5	3,098.5	31,185.8

Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

(in thousands)	90% Net Profits Interests			75% Net Profits Interests			Total
	December 31			December 31			December 31
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Net Profits Interests
Future cash inflows	$220,416	$166,093	$250,137	$110,659	$48,802	$68,872	$331,075	$214,895	$319,009
Future production taxes	(17,674)	(14,698)	(21,274)	(7,240)	(3,577)	(4,828)	(24,914)	(18,275)	(26,102)

Future net cash flows	202,742	151,395	228,863	103,419	45,225	64,044	306,161	196,620	292,907
10% discount factor	(106,209)	(77,841)	(120,548)	(54,651)	(21,391)	(31,749)	(160,860)	(99,232)	(152,297)

Standardized measure	$96,533	$73,554	$108,315	$48,768	$23,834	$32,295	$145,301	$97,388	$140,610

Underlying Properties

Future cash inflows							$473,361	$319,605	$437,017
Future production costs							(110,200)	(91,088)	(97,333)

Future net cash flows							363,161	228,517	339,684
10% discount factor							(190,878)	(115,013)	(176,274)

Standardized measure							$172,283	$113,504	$163,410

Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	90% Net Profits Interests			75% Net Profits Interests			Total
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Net Profits Interests
Standardized measure, January 1	$73,554	$108,315	$78,856	$23,834	$32,295	$21,735	$97,388	$140,610	$100,591
Extensions, additions and discoveries	3,788	2,626	2,647	-0-	-0-	-0-	3,788	2,626	2,647
Accretion of discount	6,133	9,036	6,615	2,101	2,845	1,909	8,234	11,881	8,524
Revisions of prior estimates, changes in price and other	30,411	(25,383)	35,649	25,669	(7,090)	12,834	56,080	(32,473)	48,483
Net profits income	(17,353)	(21,040)	(15,452)	(2,836)	(4,216)	(4,183)	(20,189)	(25,256)	(19,635)

Standardized measure, December 31	$96,533	$73,554	$108,315	$48,768	$23,834	$32,295	$145,301	$97,388	$140,610

Underlying Properties

Standardized measure, January 1							$113,504	$163,410	$116,598

Revisions:
Prices and costs							66,041	(39,501)	57,635
Quantity estimates							4,117	2,645	(266)
Accretion of discount							9,610	13,834	9,895
Future development costs							(2,151)	(783)	(642)
Other							16	(19)	(6)

Net revisions							77,633	(23,824)	66,616
Extensions, additions and discoveries							4,209	2,918	2,942
Production							(25,262)	(29,724)	(23,388)
Development costs							2,199	724	642

Net change							58,779	(49,906)	46,812

Standardized measure, December 31							$172,283	$113,504	$163,410

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

Regulation

Natural Gas Regulation

The interstate transportation and sale for resale of natural gas is subject to federal regulation, including transportation rates charged and various other matters, by the Federal Energy Regulatory Commission. Federal price controls on wellhead sales of domestic natural gas terminated on January 1, 1993. On August 8, 2005, Congress enacted the Energy Policy Act of 2005. The Energy Policy Act, among other things, amended the Natural Gas Act to prohibit market manipulation by any entity, to direct FERC to facilitate market transparency in the market for sale or transportation of physical natural gas in interstate commerce, and to significantly increase the penalties for violations of the Natural Gas Act, the Natural Gas Act of 1978, or FERC rules, regulations or orders thereunder. FERC has promulgated new regulations to implement the Energy Policy Act. While natural gas prices are currently unregulated, Congress historically has been active in the area of natural gas regulation. It is impossible to predict whether new legislation to regulate natural gas might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, such proposals might have on the operations of the underlying properties.

Federal Regulation of Oil

Sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at market prices. The net price received from the sale of these products is affected by market transportation costs. Under rules adopted by FERC effective January 1995, interstate oil pipelines can change rates based on an inflation index, though other rate mechanisms may be used in specific circumstances.

On December 19, 2007, the President signed into law the Energy Independence & Security Act of 2007 (PL 110-140). The EISA, among other things, prohibits market manipulation by any person in connection with the purchase or sale of crude oil, gasoline or petroleum distillates at wholesale in contravention of such rules and regulations that the Federal Trade Commission may prescribe, directs the Federal Trade Commission to enforce the regulations, and establishes penalties for violations thereunder. We cannot predict the impact of future government regulation on any natural gas facilities.

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

State Tax Withholding

Several states have enacted legislation to require state income tax withholding from nonresident recipients of oil and gas proceeds. After consultation with its state tax counsel, XTO Energy has advised the trustee that it believes the trust is not subject to these withholding requirements. However, regulations are subject to change by the various states, which could change the conclusion. Should the trust be required to withhold state taxes, distributions to the unitholders would be reduced by the required amount, subject to the unitholder’s right to file a state tax return to claim any refund due.

In May 2006, the State of Texas passed legislation to implement a new margin tax of 1% to be imposed on revenues less certain costs, as specified in the legislation, generated from Texas activities beginning in 2007. Entities subject to the tax generally include trusts, unless otherwise exempt, and various other types of entities. Trusts that meet statutory requirements are generally exempt from the margin tax as “passive entities.” Recent legislative action has clarified that the trust is exempt from margin tax as a passive entity. However, each unitholder that is a business entity subject to the margin tax is generally required to include its share of the trust’s revenues in its margin tax computation.

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

No matters were submitted to a vote of unitholders during 2007.

PART II

Item 5.	Market for Units of the Trust, Related Security Holder Matters and Trust Purchases of Units

The section entitled “Units of Beneficial Interest” in the trust’s annual report to unitholders for the year ended December 31, 2007 is incorporated herein by reference.

The trust has no equity compensation plans, nor has it purchased any units during the period covered by this report.

Item 6.	Selected Financial Data

	Year Ended December 31
	2007	2006	2005	2004	2003
Net Profits Income	$20,189,267	$25,767,154	$20,607,961	$15,222,417	$12,944,047
Distributable Income	19,805,724	25,448,178	20,267,436	14,924,058	12,688,746
Distributable Income per Unit	3.300954	4.241363	3.377906	2.487343	2.114791
Distributions per Unit	3.300954	4.241363	3.377906	2.487343	2.114791
Total Assets at Year-End	20,147,900	21,655,260	23,318,733	24,284,184	25,660,147

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The “Trustee’s Discussion and Analysis” of financial condition and results of operations for each of the years in the three-year period ended December 31, 2007 in the trust’s annual report to unitholders for the year ended December 31, 2007 is incorporated herein by reference.

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

Contractual Obligations

As shown below, the trust had no obligations and commitments to make future contractual payments as of December 31, 2007, other than the December distribution payable to unitholders in January 2008, as shown in the statement of assets, liabilities and trust corpus.

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Distribution payable to unitholders	$1,760,148	$1,760,148	$—	$—	$—

Related Party Transactions

The underlying properties are currently owned by XTO Energy. XTO Energy deducts an overhead charge from monthly net proceeds as reimbursement for costs associated with monitoring the 75% net profits interests. As of December 31, 2007, this monthly charge was $25,966 ($19,474 net to the trust). XTO Energy also deducts an overhead charge as operator of the Penwell Unit. As of December 31, 2007, monthly overhead attributable to the Penwell Unit was $2,628 ($1,971 net to the trust). These overhead charges are subject to annual adjustment based on an oil and gas industry index. For further information regarding the trust’s relationship with XTO Energy, see Note 5 to Financial Statements in the trust’s annual report to unitholders for the year ended December 31, 2007.

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

Basis of Accounting

The trust’s financial statements are prepared on a modified cash basis, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles. This method of accounting is consistent with reporting of taxable income to trust unitholders. The most significant differences between the trust’s financial statements and those prepared in accordance with U.S. generally accepted accounting principles are:

—	Net profits income is recognized in the month received rather than accrued in the month of production.

—	Expenses are recognized when paid rather than when incurred.

—	Cash reserves may be established by the trustee for certain contingencies that would not be recorded under U.S. generally accepted accounting principles.

This comprehensive basis of accounting other than U.S. generally accepted accounting principles corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. For further information regarding the trust’s basis of accounting, see Note 2 to Financial Statements in the trust’s annual report to unitholders for the year ended December 31, 2007.

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

The standardized measure of discounted future net cash flows and changes in such cash flows, as reported in Item 2, is prepared using assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission. Such assumptions include using year-end oil and gas prices and year-end costs for estimated future development and production expenditures. Discounted future net cash flows are calculated using a 10% rate. Changes in any of these assumptions, including consideration of other factors, could have a significant impact on the standardized measure. Accordingly, the standardized measure does not represent XTO Energy’s or the trustee’s estimated current market value of proved reserves.

Forward-Looking Statements

Certain information included in this annual report and other materials filed, or to be filed, by the trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements may concern, among other things, development activities, future development plans, increased density drilling, maintenance projects, development, production and other costs, oil and gas prices, pricing differentials, proved reserves, amount of reduction of distributions due to payout on reversion properties, production levels, litigation, regulatory matters and competition. Such forward-looking statements are based on XTO Energy’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “expects,” “intends,” “plans,” “projects,” “anticipates,” “predicts,” “believes,” “goals,” “estimates,” “should,” “could,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. Some of the risk factors that could cause actual results to differ materially are explained in Item 1A.

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

The financial statements of the trust and the notes thereto, together with the related reports of KPMG LLP dated February 25, 2008, appearing in the trust’s annual report to unitholders for the year ended December 31, 2007, are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with the trust’s independent registered public accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended December 31, 2007.

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

Trustee’s Report on Internal Control Over Financial Reporting

The trustee, Bank of America, N.A., also known as U.S. Trust, Bank of America Private Wealth Management, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The trustee conducted an evaluation of the effectiveness of the trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the trustee’s evaluation under the framework in Internal Control—Integrated Framework, the trustee concluded that the trust’s internal control over financial reporting was effective as of December 31, 2007. The effectiveness of the trust’s internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report in the trust’s annual report to unitholders for the year ended December 31, 2007, which is incorporated herein by reference.

There were no changes in the trust’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the trust’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

The trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Section 16(a) of the Securities Exchange Act of 1934 requires that beneficial owners of more than 10% of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. The Securities and Exchange Commission has taken the position that executive officers and directors of XTO Energy must also file initial ownership reports and reports of changes in beneficial ownership. Copies of the reports must be provided to the trust. To the trustee‘s knowledge, based solely on the information furnished to the trust, the trust is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the trust units of beneficial interest during and for the year ended December 31, 2007.

Because the trust has no employees, it does not have a code of ethics. Employees of the trustee, U.S. Trust, Bank of America Private Wealth Management, must comply with the bank‘s code of ethics, a copy of which will be provided to unitholders, without charge, upon request by appointment at Bank of America Plaza, 17th Floor, 901 Main Street, Dallas, Texas 75202.

Item 11.	Executive Compensation

The trustee received the following annual compensation from 2005 through 2007 as specified in the trust indenture:

Name and Principal Position	Year	Other Annual Compensation (1)
U.S. Trust, Bank of America	2007	$10,095
Private Wealth Management, Trustee	2006	12,884
	2005	10,304

(1)	Under the trust indenture, the trustee is entitled to an administrative fee of: (i) 1/20 of 1% of the first $100 million of the annual gross revenue of the trust, and 1/30 of 1% of the annual gross revenue of the trust in excess of $100 million, and (ii) trustee‘s standard hourly rates for time in excess of 300 hours annually.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The trust has no equity compensation plans.

(a) Security Ownership of Certain Beneficial Owners.    The trustee is not aware of any person who beneficially owns more than 5% of the outstanding units.

(b) Security Ownership of Management.    The trust has no directors or executive officers. As of January 23, 2008 Bank of America, N.A. owned, in various fiduciary capacities, 51,141 units with a shared right to vote 28,161 of these units and no right to vote 22,980 of these units. Bank of America, N.A. disclaims any beneficial interests in these units. The number of units reflected in this paragraph includes units held by all branches of Bank of America, N.A.

(c) Changes in Control.    The trustee knows of no arrangements which may subsequently result in a change in control of the trust.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In computing net profits income paid to the trust for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This charge at December 31, 2007 was $25,966 per month, or $311,592 annually (net to the trust of $233,694 annually). XTO Energy also deducts an overhead charge as operator of the Penwell Unit. As of December 31, 2007, overhead attributable to the Penwell Unit was $2,628 per month, or $31,536 annually (net to the trust of $23,652 annually). These overhead charges are subject to annual adjustment based on an oil and gas industry index.

See Item 11 for the remuneration received by the trustee from 2005 through 2007 and Item 12(b) for information concerning units owned by the trustee, in various fiduciary capacities.

As noted in Item 10, the trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Item 14.	Principal Accountant Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2007 and 2006 are:

	2007	2006
Audit fees	$71,750	$71,750
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$71,750	$71,750

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

Independent Registered Public Accounting Firm Reports

Statements of Assets, Liabilities and Trust Corpus at December 31, 2007 and 2006

Statements of Distributable Income for the years ended December 31, 2007, 2006 and 2005

Statements of Changes in Trust Corpus for the years ended December 31, 2007, 2006 and 2005

Notes to Financial Statements

2.	Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.	Exhibits

(4) (a)	Cross Timbers Royalty Trust Indenture amended and restated on January 13, 1992 by NationsBank, N.A. (now Bank of America, N.A.), as trustee, heretofore filed as Exhibit 3.1 to the trust‘s Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

(b)	Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust, 90% - Texas) from South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross Timbers Partners, L.P. (predecessors of XTO Energy) to NCNB Texas National Bank (now Bank of America, N.A.), as trustee, dated February 12, 1991 (without Schedules A and B), heretofore filed as Exhibit 10.1 to the trust‘s Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

(c)	Correction to Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust, 90% - Texas) from South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross Timbers Partners, L.P. (predecessors of XTO Energy) to NCNB Texas National Bank (now Bank of America, N.A.), as trustee, dated September 23, 1991 (without Schedules A and B), heretofore filed as Exhibit 10.2 to the trust‘s Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

(d)	Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust, 75% - Texas) from South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross Timbers Partners, L.P. (predecessors of XTO Energy) to NCNB Texas National Bank (now Bank of America, N.A.), as trustee, dated February 12, 1991 (without Schedules A and B), heretofore filed as Exhibit 10.5 to the trust‘s Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

(13)	Cross Timbers Royalty Trust annual report to unitholders for the year ended December 31, 2007

(23.1)	Consent of KPMG LLP

(23.2)	Consent of Miller and Lents, Ltd.

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

Copies of the above Exhibits are available to any unitholder, at the actual cost of reproduction, upon written request to the trustee, U.S. Trust, Bank of America Private Wealth Management, P.O. Box 830650, Dallas, Texas 75283-0650.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSS TIMBERS ROYALTY TRUST By BANK OF AMERICA, N.A., TRUSTEE

	By	/s/ NANCY G. WILLIS
Nancy G. Willis Vice President

XTO ENERGY INC.

Date: February 26, 2008	By	/s/ LOUIS G. BALDWIN
Louis G. Baldwin Executive Vice President and Chief Financial Officer

(The trust has no directors or executive officers.)