Form 10-Q
period 2008-03-31
CROSS TIMBERS ROYALTY TRUST
filed 2008-04-25
CIK 881787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-10982

Cross Timbers Royalty Trust

(Exact name of registrant as specified in its charter)

Texas	75-6415930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

U.S. Trust, Bank of America Private Wealth Management P.O. Box 830650, Dallas, Texas	75283-0650
(Address of principal executive offices)	(Zip Code)

                            (877) 228-5084

(Registrant’s telephone number, including area code)

                                                     NONE

(Former name, former address and former fiscal year, if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of April 1, 2008

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION

It em 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at March 31, 2008, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2008 and 2007, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of America, N.A., as Trustee

  for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of March 31, 2008 and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2008 and 2007. These condensed financial statements are the responsibility of the trustee.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of December 31, 2007, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein), included in the trust’s 2007 Annual Report on Form 10-K, and in our report dated February 25, 2008, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2007 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus included in the trust’s 2007 Annual Report on Form 10-K from which it has been derived.

KPMG LLP

Fort Worth, Texas

April 24, 2008

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Cash and short-term investments	$1,913,378	$1,757,903

Interest to be received	1,360	2,245

Net profits interests in oil and gas properties - net (Note 1)	18,093,224	18,387,752

	$20,007,962	$20,147,900

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$1,914,738	$1,760,148

Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	18,093,224	18,387,752

	$20,007,962	$20,147,900

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended
	March 31
	2008	2007

Net profits income	$6,885,854	$4,699,186

Interest income	6,478	9,772

Total income	6,892,332	4,708,958

Administration expense	126,054	160,508

Distributable income	$6,766,278	$4,548,450

Distributable income per unit (6,000,000 units)	$1.127713	$0.758075

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended
	March 31
	2008	2007

Trust corpus, beginning of period	$18,387,752	$19,679,502

Amortization of net profits interests	(294,528)	(332,679)

Distributable income	6,766,278	4,548,450

Distributions declared	(6,766,278)	(4,548,450)

Trust corpus, end of period	$18,093,224	$19,346,823

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

-	Net profits income is computed separately for each of five conveyances under which the net profits interests were conveyed to the trust. If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from the other conveyances.

-	Interest income, interest to be received and distribution payable to unitholders include interest to be earned on net profits income from the monthly record date (last business day of the month) through the date of the next distribution to unitholders.

-	Trust expenses are recorded based on liabilities paid and cash reserves established by the trustee for liabilities and contingencies.

-	Distributions to unitholders are recorded when declared by the trustee.

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

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value on February 12, 1991, the creation date of the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $43,007,225 as of March 31, 2008 and $42,712,697 of December 31, 2007.

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

4.	Lawsuit Settlements

From time-to-time, XTO Energy receives net proceeds for the underlying properties related to significant lawsuit settlements, including related interest income. Because of the size and nature of these settlements, XTO Energy has informed the trustee that it believes these should be considered one-time, or nonrecurring, events. Since most of the properties in the trust are nonoperated, these adjustments are generally not known to XTO Energy until reported by the purchaser. These settlements are included and reported in net profits income in the month received by the trust, which is generally the month following receipt by XTO Energy.

In January 2008, the calculation of net profits income includes a lawsuit settlement of $827,446 related to underpayment of royalties on underlying properties in the San Juan Basin. Included in this settlement was estimated interest of $212,654 and additional gas revenue of $614,792. The total settlement, net to the trust, was $744,702, or $0.12 per unit. Based on additional information received by XTO Energy in April 2008, the amount allocated to interest income was increased to $348,916. This reallocation did not change the total lawsuit settlement.

In second quarter 2008, the trust received additional proceeds from a lawsuit settlement of approximately $700,000 related to the underpayment of royalties on underlying properties in the San Juan Basin. The total settlement, net to the trust, will be approximately $630,000, or $0.11 per unit.

Item 2. Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the trustee’s discussion and analysis contained in the trust’s 2007 annual report, as well as the condensed financial statements and notes thereto included in this quarterly report on Form 10-Q. The trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the trust’s web site at www.crosstimberstrust.com.

Distributable Income

For the quarter ended March 31, 2008, net profits income was $6,885,854 compared to $4,699,186 for first quarter 2007. This 47% increase in net profits income is the result of higher oil and gas prices and lawsuit settlement proceeds included in first quarter 2008, partially offset by decreased oil and gas production primarily due to payout occurring under the reversion agreement. See “Net Profits Income”, “Other Proceeds” and “Reversion Agreement” below.

After considering interest income of $6,478 and administration expense of $126,054, distributable income for the quarter ended March 31, 2008 was $6,766,278, or $1.127713 per unit of beneficial interest. Administration expense for the quarter decreased 21% from the prior year quarter primarily because of the timing of expenditures. For first quarter 2007, distributable income was $4,548,450, or $0.758075 per unit. Distributions to unitholders for the quarter ended March 31, 2008 were:

Record Date	Payment Date	Distribution per Unit
January 31, 2008	February 14, 2008	$0.459769
February 29, 2008	March 14, 2008	0.348821
March 31, 2008	April 14, 2008	0.319123

		$1.127713

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

The following is a summary of the calculation of net profits income received by the trust:

	Three Months
	Ended March 31 (a)		Increase
	2008	2007	(Decrease)
Sales Volumes
Oil (Bbls) (b)
Underlying properties	57,619	65,005	(11%)
Average per day	626	707	(11%)
Net profits interests	32,787	29,468	11%

Gas (Mcf) (b)
Underlying properties	503,759	608,703	(17%)
Average per day	5,476	6,616	(17%)
Net profits interests	448,374	527,564	(15%)

Average Sales Prices
Oil (per Bbl)	$85.60	$51.69	66%
Gas (per Mcf) (c)	$10.55	$7.40	43%

Revenues
Oil sales	$4,932,096	$3,359,911	47%
Gas sales (c)	5,313,683	4,504,081	18%

Total Revenues	10,245,779	7,863,992	30%

Costs
Taxes, transportation and other	1,156,988	1,071,371	8%
Production expense (d)	944,516	963,330	(2%)
Development costs	353,661	468,551	(25%)

Total Costs	2,455,165	2,503,252	(2%)

Other Proceeds
Interest Income (c)	212,654	-	-

Net Proceeds	$8,003,268	$5,360,740	49%

Net Profits Income	$6,885,854	$4,699,186	47%

(a)	Because of the interval between time of production and receipt of royalty income by the trust, oil and gas sales for the quarter ended March 31 generally represent oil production for the period November through January and gas production for the period October through December.

(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. Changes in any of these factors may result in disproportionate fluctuations in volumes allocated to the net profits interests. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)	In first quarter 2008, $827,446 was received related to a lawsuit settlement for underpayment of royalties on certain San Juan Basin properties. Included in this settlement was estimated interest of $212,654. This settlement increased the average gas sales price by $1.22 for the quarter ended March 31, 2008. The total one-time settlement, net to trust, was $744,702, or $0.12 per unit.

(d)	Includes an overhead charge which is deducted and retained by XTO Energy. As of March 31, 2008, this charge was $28,524 per month (including a monthly overhead charge of $2,558 which XTO Energy deducts as operator of the Penwell Unit) and is subject to adjustment each May based on an oil and gas industry index.

The following are explanations of significant variances on the underlying properties from first quarter 2007 to first quarter 2008:

Sales Volumes

Oil

Oil sales volumes decreased 11% from first quarter 2007 to first quarter 2008 primarily because of payout occurring under the reversion agreement and natural production decline, partially offset by the timing of cash receipts. See “Reversion Agreement” below.

Gas

Gas sales volumes decreased 17% from first quarter 2007 to first quarter 2008 primarily because of payout occurring under the reversion agreement, natural production decline and the timing of cash receipts. See “Reversion Agreement” below.

Sales Prices

Oil

The first quarter 2008 average oil price was $85.60 per Bbl, a 66% increase from the first quarter 2007 average price of $51.69 per Bbl. Oil prices have risen primarily because of increasing global demand and supply shortage concerns, inadequate sour crude refining capacity and political instability. In the last few months of 2007 and early 2008, rising tension in the Middle East, weakness in the U.S. dollar and strong demand caused prices to reach record levels of almost $120.00 per Bbl. Oil prices are expected to remain volatile. The average NYMEX price for February and March 2008 was $100.03 per Bbl. At April 18, 2008, the average NYMEX futures price for the following twelve months was $113.29 per Bbl. Recent trust oil prices have averaged approximately 7% lower than the NYMEX price.

Gas

The first quarter 2008 average gas price was $10.55 per Mcf, a 43% increase from the first quarter 2007 average price of $7.40 per Mcf. Excluding the effects of the lawsuit settlement in first quarter 2008, the average price was $9.33. See “Other Proceeds” below. Although the U.S. went into the winter with above average gas in storage, a normal winter and lower liquified natural gas imports have led to normal gas storage levels. As a result, recent gas prices have increased to almost $11.00 per MMBtu. Prices will continue to be affected by weather, the U.S. economy, the level of North American production and import levels of liquified natural gas. Natural gas prices are expected to remain volatile. The first quarter 2008 gas price is primarily related to production from October through December 2007, when the average NYMEX price was $6.97. The average NYMEX price for January through March 2008 was $8.03 per MMBtu. At April 18, 2008, the average NYMEX futures price for the following twelve months was $11.04 per MMBtu. Recent trust gas prices have averaged approximately 35% higher than the NYMEX price.

Costs

Taxes, Transportation and Other

Taxes, transportation and other increased 8% for the first quarter primarily because of higher production taxes related to higher oil and gas revenues.

Development

Development costs decreased 25% for the first quarter primarily because of decreased activity and costs related to Texas and Oklahoma properties underlying the 75% net profits interests.

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

Other Proceeds

In January 2008, the calculation of net profits income includes a lawsuit settlement of $827,446 related to underpayment of royalties on underlying properties in the San Juan Basin. Included in this settlement was estimated interest of $212,654 and additional gas revenue of $614,792. The total settlement, net to the trust, was $744,702, or $0.12 per unit. Based on additional information received by XTO Energy in April 2008, the amount allocated to interest income was increased to $348,916. This reallocation did not change the total lawsuit settlement.

In second quarter 2008, the trust received additional proceeds from a lawsuit settlement of approximately $700,000 related to the underpayment of royalties on underlying properties in the San Juan Basin. The total settlement, net to the trust, will be approximately $630,000, or $0.11 per unit.

Forward-Looking Statements

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements regarding the net profits interests, underlying properties, development activities, development, production and other costs and expenses, oil and gas prices and differentials to NYMEX prices, supply shortages, distributions to unitholders, timing of payout under the reversion agreement and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2007, which is incorporated by this reference as though fully set forth herein. Although XTO Energy and the trustee believe that the expectations reflected in such forward-looking statements are reasonable, neither XTO Energy nor the trustee can give any assurance that such expectations will prove to be correct.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the trust’s market risks, as disclosed in Part II, Item 7A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the trustee carried out an evaluation of the effectiveness of the trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the trustee concluded that the trust’s disclosure controls and procedures are effective in timely alerting the trustee to material information relating to the trust required to be included in the trust’s periodic filings with the Securities and Exchange Commission. In its evaluation of disclosure controls and procedures, the trustee has relied, to the extent considered reasonable, on information provided by XTO Energy Inc. There has not been any change in the trust’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the trust’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2007

Items 2 through 5.

Not applicable.

It em 6. Exhibits.

(a)	Exhibits.

Exhibit Number

and Description

(15)	Awareness letter of KPMG LLP

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 1A, 7 and 7A to the Annual Report on Form 10-K for Cross Timbers Royalty Trust filed with the Securities and Exchange Commission on February 26, 2008 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSS TIMBERS ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	/s/ NANCY G. WILLIS
Nancy G. Willis
Vice President

XTO ENERGY INC.

Date: April 25, 2008	By	/s/ LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President and Chief Financial Officer