Form 10-Q
period 2008-06-30
CROSS TIMBERS ROYALTY TRUST
filed 2008-07-22
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Outstanding as of July 1, 2008

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at June 30, 2008, and the distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2008 and 2007, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of America, N.A., as Trustee

  for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of June 30, 2008 and the related condensed statements of distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2008 and 2007. These condensed financial statements are the responsibility of the trustee.

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

KPMG LLP

Fort Worth, Texas

July 21, 2008

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and short-term investments	$3,865,946	$1,757,903
Interest to be received	1,972	2,245
Net profits interests in oil and gas properties - net (Note 1)	17,830,889	18,387,752

	$21,698,807	$20,147,900

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$3,867,918	$1,760,148
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	17,830,889	18,387,752

	$21,698,807	$20,147,900

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net profits income	$8,528,354	$5,222,836	$15,414,208	$9,922,022
Interest income	4,556	10,040	11,034	19,812

Total income	8,532,910	5,232,876	15,425,242	9,941,834
Administration expense	152,596	155,916	278,650	316,424

Distributable income	$8,380,314	$5,076,960	$15,146,592	$9,625,410

Distributable income per unit (6,000,000 units)	$1.396719	$0.846160	$2.524432	$1.604235

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Trust corpus, beginning of period	$18,093,224	$19,346,823	$18,387,752	$19,679,502
Amortization of net profits interests	(262,335)	(322,330)	(556,863)	(655,009)
Distributable income	8,380,314	5,076,960	15,146,592	9,625,410
Distributions declared	(8,380,314)	(5,076,960)	(15,146,592)	(9,625,410)

Trust corpus, end of period	$17,830,889	$19,024,493	$17,830,889	$19,024,493

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value on February 12, 1991, the creation date of the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $43,269,560 as of June 30, 2008 and $42,712,697 as of December 31, 2007.

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

In first quarter 2008, the calculation of net profits income included a lawsuit settlement of $827,446 related to underpayment of royalties on underlying properties in the San Juan Basin. Included in this settlement was interest of $212,654 and additional gas revenue of $614,792. The total settlement, net to the trust, was $744,702, or $0.12 per unit. Based on additional information received by XTO Energy in April 2008, the amount allocated to interest income was increased by $136,262 in second quarter 2008. This reallocation did not change the total lawsuit settlement.

In second quarter 2008, the calculation of net profits income included another lawsuit settlement of $1,602,880 related to underpayment of royalties on underlying properties in the San Juan Basin. Included in this settlement was interest of $675,899 and additional gas revenue of $926,981. The total settlement, net to the trust, was $1,442,592 or $0.24 per unit.

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

Distributable Income

Quarter

For the quarter ended June 30, 2008, net profits income was $8,528,354 compared to $5,222,836 for second quarter 2007. This 63% increase in net profits income is the result of higher oil and gas prices and lawsuit settlement proceeds included in second quarter 2008, partially offset by decreased oil and gas sales volumes. See “Net Profits Income” and “Other Proceeds” below.

After considering interest income of $4,556 and administration expense of $152,596, distributable income for the quarter ended June 30, 2008 was $8,380,314, or $1.396719 per unit of beneficial interest. For second quarter 2007, distributable income was $5,076,960, or $0.846160 per unit. Distributions to unitholders for the quarter ended June 30, 2008 were:

Record Date	Payment Date	Distribution per Unit
April 30, 2008	May 14, 2008	$0.326024
May 30, 2008	June 13, 2008	0.426042
June 30, 2008	July 15, 2008	0.644653

		$1.396719

Six Months

For the six months ended June 30, 2008, net profits income was $15,414,208 compared to $9,922,022 for the same 2007 period. This 55% increase in net profits income is the result of higher oil and gas prices and lawsuit settlement proceeds included in the first six months of 2008, partially offset by decreased oil and gas sales volumes. See “Net Profits Income” and “Other Proceeds” below.

After considering interest income of $11,034 and administration expense of $278,650, distributable income for the six months ended June 30, 2008 was $15,146,592, or $2.524432 per unit of beneficial interest. Administrative expense for the six months ended June 30, 2008 decreased 12% from the prior year six-month period primarily because of the timing of expenditures. For the six months ended June 30, 2007, distributable income was $9,625,410, or $1.604235 per unit.

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

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended June 30 (a)		Increase (Decrease)	Six Months Ended June 30 (a)		Increase (Decrease)
	2008	2007		2008	2007
Sales Volumes
Oil (Bbls) (b)
Underlying properties	58,851	66,748	(12)%	116,470	131,753	(12)%
Average per day	654	750	(13)%	640	728	(12)%
Net profits interests	34,713	29,727	17%	67,500	59,195	14%

Gas (Mcf) (b)
Underlying properties	547,615	627,538	(13)%	1,051,374	1,236,241	(15)%
Average per day	6,018	6,973	(14)%	5,745	6,793	(15)%
Net profits interests	468,719	550,203	(15)%	917,093	1,077,767	(15)%

Average Sales Prices
Oil (per Bbl)	$94.30	$55.37	70%	$90.00	$53.55	68%
Gas (per Mcf) (c)(d)	$11.67	$7.85	49%	$11.13	$7.63	46%

Revenues
Oil sales	$5,549,772	$3,696,120	50%	$10,481,868	$7,056,031	49%
Gas sales (c)(d)	6,390,629	4,929,197	30%	11,704,312	9,433,278	24%

Total Revenues	11,940,401	8,625,317	38%	22,186,180	16,489,309	35%

Costs
Taxes, transportation and other	1,216,499	1,083,431	12%	2,373,487	2,154,802	10%
Production expense (e)	1,339,012	1,010,758	32%	2,283,528	1,974,088	16%
Development costs	425,536	601,061	(29)%	779,197	1,069,612	(27)%

Total Costs	2,981,047	2,695,250	11%	5,436,212	5,198,502	5%

Other Proceeds
Interest Income (c)(d)	812,161	—	—	1,024,815	—	—

Net Proceeds	$9,771,515	$5,930,067	65%	$17,774,783	$11,290,807	57%

Net Profits Income	$8,528,354	$5,222,836	63%	$15,414,208	$9,922,022	55%

(a)	Because of the interval between time of production and receipt of royalty income by the trust, (1) oil and gas sales for the quarter ended June 30 generally represent oil production for the period February through April and gas production for the period January through March and (2) oil and gas sales for the six-months ended June 30 generally represent oil production for the period November through April and gas production for the period October through March.

(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. Changes in any of these factors may result in disproportionate fluctuations in volumes allocated to the net profits interests. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)	In second quarter 2008, $1,602,880 was received related to a lawsuit settlement for underpayment of royalties on certain San Juan Basin properties. Interest income for the quarter includes interest of $675,899 from the settlement and $136,262 reallocated from a settlement received in first quarter 2008. These settlements increased the average gas sales price by $1.44 for the quarter ended June 30, 2008. The second quarter settlement, net to trust, was $1,442,592, or $0.24 per unit.

(d)	In the six-months ended June 30, 2008, $2,430,326 was received related to lawsuit settlements for underpayment of royalties on certain San Juan Basin properties. Included in these settlements was interest of $1,024,815. These settlements increased the average gas sales price by $1.33 for the six-months ended June 30, 2008. The total settlements, net to trust, was $2,187,294, or $0.36 per unit.

(e)	Includes an overhead charge which is deducted and retained by XTO Energy. As of June 30, 2008, this charge was $29,405 per month (including a monthly overhead charge of $2,438 which XTO Energy deducts as operator of the Penwell Unit) and is subject to adjustment each May based on an oil and gas industry index.

The following are explanations of significant variances on the underlying properties from second quarter 2007 to second quarter 2008 and from the first six months of 2007 to the comparable period in 2008:

Sales Volumes

Oil

Oil sales volumes decreased 12% for second quarter 2008 and the first six months of 2008 as compared with the same 2007 periods. Decreased oil sales volumes for the quarter are primarily because of payout occurring under the reversion agreement and natural production decline, partially offset by the timing of cash receipts. Decreased oil sales volumes for the six-month period are primarily because of payout occurring under the reversion agreement, natural production decline and the timing of cash receipts. See “Reversion Agreement” below.

Gas

Gas sales volumes decreased 13% for second quarter 2008 and 15% for the first six months of 2008 as compared with the same 2007 periods primarily because of payout occurring under the reversion agreement, natural production decline and the timing of cash receipts. See “Reversion Agreement” below.

Sales Prices

Oil

The average oil price increased 70% to $94.30 per Bbl for the second quarter and 68% to $90.00 per Bbl for the six-month period. Oil prices have risen primarily because of increasing global demand and supply shortage concerns, inadequate sour crude refining capacity and political instability. In the last few months of 2007 and first half of 2008, continued tension in the Middle East, weakness in the U.S. dollar and strong demand caused prices to reach record levels of above $147.00 per Bbl. Oil prices are expected to remain volatile. The second quarter 2008 oil price is primarily related to production from February through April 2008, when the average NYMEX price was $104.21 per Bbl. The average NYMEX price for May and June 2008 was $130.14 per Bbl. At July 15, 2008, the average NYMEX futures price for the following twelve months was $140.40 per Bbl. Recent trust oil prices have averaged approximately 6% lower than the NYMEX price.

Gas

Gas prices for the second quarter increased 49% to $11.67 per Mcf and for the six-month period increased 46% to $11.13 per Mcf. Excluding the effects of the lawsuit settlement in first and second quarters 2008, the average gas price was $10.23 per Mcf in second quarter 2008 and $9.80 per Mcf for the first six months of 2008. See “Other Proceeds” below. Although the U.S. entered winter with above average gas in storage, a normal winter and lower liquified natural gas imports led to normal gas storage levels. As a result of tighter storage levels and higher oil prices, recent gas prices have reached as high as $13.00 per MMBtu. Prices will continue to be affected by weather, oil prices, the U.S. economy, the level of North American production and import levels of liquified natural gas. Natural gas prices are expected to remain volatile. The second quarter 2008 gas price is primarily related to production from January through March 2008, when the average NYMEX price was $8.03 per MMBtu. The average NYMEX price for May and June 2008 was $11.60 per MMBtu. At July 15, 2008, the average NYMEX futures price for the following twelve months was $11.64 per MMBtu. Recent trust gas prices have been approximately 40% higher than the NYMEX price.

Costs

Taxes, Transportation and Other

Taxes, transportation and other increased 12% for the second quarter and 10% for the six-month period primarily because of increased production taxes related to higher oil and gas revenues, partially offset by lower property taxes.

Production Expense

Production expense was 32% higher for the second quarter and 16% higher for the six-month period primarily because of increased power, fuel and labor costs as well as the timing of cash disbursements, partially offset by decreased maintenance costs.

Development

Development costs decreased 29% for the second quarter and 27% for the six-month period primarily because of decreased activity and costs related to Texas and Oklahoma properties underlying the 75% net profits interests.

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

Other Proceeds

In first quarter 2008, the calculation of net profits income included a lawsuit settlement of $827,446 related to underpayment of royalties on underlying properties in the San Juan Basin. Included in this settlement was interest of $212,654 and additional gas revenue of $614,792. The total settlement, net to the trust, was $744,702, or $0.12 per unit. Based on additional information received by XTO Energy in April 2008, the amount allocated to interest income was increased by $136,262 in second quarter 2008. This reallocation did not change the total lawsuit settlement.

In second quarter 2008, the calculation of net profits income included another lawsuit settlement of $1,602,880 related to underpayment of royalties on underlying properties in the San Juan Basin. Included in this settlement was interest of $675,899 and additional gas revenue of $926,981. The total settlement, net to the trust, was $1,442,592, or $0.24 per unit.

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

As of the end of the period covered by this report, the trustee carried out an evaluation of the effectiveness of the trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the trustee concluded that the trust’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the periods required and that this information is accumulated and communicated to allow timely decisions regarding required disclosures. In its evaluation of disclosure controls and procedures, the trustee has relied, to the extent considered reasonable, on information provided by XTO Energy. There has not been any change in the trust’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the trust’s internal control over financial reporting.

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

CROSS TIMBERS ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	/s/ NANCY G. WILLIS
Nancy G. Willis
Vice President

XTO ENERGY INC.

Date: July 22, 2008	By	/s/ LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President
and Chief Financial Officer