Form 10-Q
period 2008-09-30
CROSS TIMBERS ROYALTY TRUST
filed 2008-10-29
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Outstanding as of October 1, 2008

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at September 30, 2008, and the distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2008 and 2007, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of America, N.A., as Trustee

  for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of September 30, 2008 and the related condensed statements of distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2008 and 2007. These condensed financial statements are the responsibility of the trustee.

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

KPMG LLP

Fort Worth, Texas

October 29, 2008

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Cash and short-term investments	$3,322,465	$1,757,903

Interest to be received	2,633	2,245

Net profits interests in oil and gas properties—net (Note 1)	17,525,221	18,387,752

	$20,850,319	$20,147,900

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$3,325,098	$1,760,148

Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	17,525,221	18,387,752

	$20,850,319	$20,147,900

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007

Net profits income	$9,163,997	$5,029,646	$24,578,205	$14,951,668

Interest income	7,221	11,088	18,255	30,900

Total income	9,171,218	5,040,734	24,596,460	14,982,568

Administration expense	57,008	58,094	335,658	374,518

Distributable income	$9,114,210	$4,982,640	$24,260,802	$14,608,050

Distributable income per unit (6,000,000 units)	$1.519035	$0.830440	$4.043467	$2.434675

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007

Trust corpus, beginning of period	$17,830,889	$19,024,493	$18,387,752	$19,679,502

Amortization of net profits interests	(305,668)	(295,356)	(862,531)	(950,365)

Distributable income	9,114,210	4,982,640	24,260,802	14,608,050

Distributions declared	(9,114,210)	(4,982,640)	(24,260,802)	(14,608,050)

Trust corpus, end of period	$17,525,221	$18,729,137	$17,525,221	$18,729,137

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value on February 12, 1991, the creation date of the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $43,575,228 as of September 30, 2008 and $42,712,697 as of December 31, 2007.

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

4.	Lawsuit Settlement

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

In the first nine months of 2008, the calculation of net profits income included lawsuit settlements of $2,430,326 related to underpayment of royalties on underlying properties in the San Juan Basin. Included in these settlements was interest of $1,024,815 and additional gas revenue of $1,405,511. The total settlements, net to the trust, were $2,187,294, or $0.36 per unit.

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

Distributable Income

Quarter

For the quarter ended September 30, 2008, net profits income was $9,163,997 compared to $5,029,646 for third quarter 2007. This 82% increase in net profits income is primarily the result of higher oil and gas prices, partially offset by decreased gas sales volumes. See “Net Profits Income” below.

After considering interest income of $7,221 and administration expense of $57,008, distributable income for the quarter ended September 30, 2008 was $9,114,210, or $1.519035 per unit of beneficial interest. For third quarter 2007, distributable income was $4,982,640, or $0.830440 per unit. Distributions to unitholders for the quarter ended September 30, 2008 were:

Record Date	Payment Date	Distribution per Unit
July 31, 2008	August 14, 2008	$0.411533
August 29, 2008	September 15, 2008	0.553319
September 30, 2008	October 15, 2008	0.554183

		$1.519035

Nine Months

For the nine months ended September 30, 2008, net profits income was $24,578,205 compared to $14,951,668 for the same 2007 period. This 64% increase in net profits income is primarily the result of higher oil and gas prices and lawsuit settlement proceeds included in the first nine months of 2008, partially offset by decreased oil and gas sales volumes. See “Net Profits Income” and “Other Proceeds” below.

After considering interest income of $18,255 and administration expense of $335,658, distributable income for the nine months ended September 30, 2008 was $24,260,802, or $4.043467 per unit of beneficial interest. Administrative expense for the nine months ended September 30, 2008 decreased 10% from the prior year nine-month period primarily because of the timing of expenditures. For the nine months ended September 30, 2007, distributable income was $14,608,050, or $2.434675 per unit.

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

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended September 30 (a)		Increase (Decrease)	Nine Months Ended September 30 (a)		Increase (Decrease)
	2008	2007		2008	2007
Sales Volumes
Oil (Bbls) (b)
Underlying properties	56,223	56,012	—	172,693	187,765	(8%)
Average per day	611	609	—	630	688	(8%)
Net profits interests	35,749	23,716	51%	103,249	82,911	25%

Gas (Mcf) (b)
Underlying properties	527,589	563,488	(6%)	1,578,963	1,799,729	(12%)
Average per day	5,798	6,192	(6%)	5,763	6,592	(13%)
Net profits interests	468,863	495,323	(5%)	1,385,956	1,573,090	(12%)

Average Sales Prices
Oil (per Bbl)	$123.68	$61.32	102%	$100.96	$55.87	81%
Gas (per Mcf) (c)	$12.69	$8.90	43%	$11.65	$8.03	45%

Revenues
Oil sales	$6,953,498	$3,434,851	102%	$17,435,366	$10,490,882	66%
Gas sales (c)	6,694,294	5,014,438	34%	18,398,606	14,447,716	27%

Total Revenues	13,647,792	8,449,289	62%	35,833,972	24,938,598	44%

Costs
Taxes, transportation and other	1,531,571	1,171,561	31%	3,905,058	3,326,363	17%
Production expense (d)	989,266	972,555	2%	3,272,794	2,946,643	11%
Development costs	413,713	580,812	(29%)	1,192,910	1,650,424	(28%)

Total Costs	2,934,550	2,724,928	8%	8,370,762	7,923,430	6%

Other Proceeds
Interest Income (c)	—	—	—	1,024,815	—	—

Net Proceeds	$10,713,242	$5,724,361	87%	$28,488,025	$17,015,168	67%

Net Profits Income	$9,163,997	$5,029,646	82%	$24,578,205	$14,951,668	64%

(a)	Because of the interval between time of production and receipt of royalty income by the trust, (1) oil and gas sales for the quarter ended September 30 generally represent oil production for the period May through July and gas production for the period April through June and (2) oil and gas sales for the nine months ended September 30 generally represent oil production for the period November through July and gas production for the period October through June.

(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. Changes in any of these factors may result in disproportionate fluctuations in volumes allocated to the net profits interests. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)	In the nine-months ended September 30, 2008, $2,430,326 was received related to lawsuit settlements for underpayment of royalties on certain San Juan Basin properties. Included in these settlements was interest of $1,024,815. These settlements increased the average gas sales price by $0.89 for the nine-months ended September 30, 2008. The total settlements, net to trust, were $2,187,294, or $0.36 per unit.

(d)	Includes an overhead charge which is deducted and retained by XTO Energy. As of September 30, 2008, this charge was $31,831 per month (including a monthly overhead charge of $2,830 which XTO Energy deducts as operator of the Penwell Unit) and is subject to adjustment each May based on an oil and gas industry index.

The following are explanations of significant variances on the underlying properties from third quarter 2008 to third quarter 2007 and from the first nine months of 2007 to the comparable period in 2008:

Sales Volumes

Oil

Oil sales volumes remained relatively unchanged for third quarter 2008 as the timing of cash receipts was offset by natural production decline. Oil sales volumes decreased 8% for the nine-month period primarily because of natural production decline, partially offset by the timing of cash receipts.

Gas

Gas sales volumes decreased 6% for third quarter 2008 and 12% for the first nine months of 2008 as compared with the same 2007 periods primarily because of natural production decline and the timing of cash receipts, partially offset by prior period volume adjustments in 2007.

Sales Prices

Oil

The average oil price increased 102% to $123.68 per Bbl for the third quarter and 81% to $100.96 per Bbl for the nine-month period. In the last few months of 2007 and the first half of 2008, continued tension in the Middle East, weakness in the U.S. dollar and strong demand caused prices to reach record levels of above $147.00 per Bbl. However, rising crude oil supplies, the tightened credit markets and the potential for lower demand in slowing U.S. and global economies have caused recent oil prices to decline. Oil prices are expected to remain volatile. The third quarter 2008 oil price is primarily related to production from May through July 2008, when the average NYMEX price was $131.56 per Bbl. The average NYMEX price for August and September 2008 was $110.57 per Bbl. At October 15, 2008, the average NYMEX futures price for the following twelve months was $76.66 per Bbl. Recent trust oil prices have averaged approximately 5% lower than the NYMEX price.

Gas

Gas prices for the third quarter increased 43% to $12.69 per Mcf and for the nine-month period increased 45% to $11.65 per Mcf. Excluding the effects of the lawsuit settlements in the first nine months of 2008, the average gas price was $10.76 per Mcf. See “Other Proceeds” below. Although the U.S. entered the winter with above average gas storage, a normal winter and lower liquefied natural gas imports led to normal storage levels. As a result of tighter storage levels and higher oil prices, gas prices reached as high as $13.00 per MMBtu. Due to concerns of oversupply from shale gas development, falling oil prices and a mild summer which led to increased gas in storage, recent gas prices have declined. Prices will continue to be affected by weather, oil prices, the U.S. economy, the level of North American production and import levels of liquified natural gas. Natural gas prices are expected to remain volatile. The third quarter 2008 gas price is primarily related to production from April through June 2008, when the average NYMEX price was $10.92 per MMBtu. The average NYMEX price for July and August 2008 was $11.16 per MMBtu. At October 15, 2008, the average NYMEX futures price for the following twelve months was $7.09 per MMBtu. Recent trust gas prices have been approximately 19% higher than the NYMEX price.

Costs

Taxes, Transportation and Other

Taxes, transportation and other increased 31% for the third quarter and 17% for the nine-month period primarily because of increased production taxes related to higher oil and gas revenues, partially offset by lower property taxes.

Production

Production expense increased 11% for the first nine months of 2008 primarily due to the timing of cash disbursements, increased power, fuel and workover costs, partially offset by decreased maintenance costs.

Development

Development costs decreased 29% for the third quarter and 28% for the nine-month period primarily because of decreased activity and costs related to Texas and Oklahoma properties underlying the 75% net profits interests.

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

Other Proceeds

In the first nine months of 2008, the calculation of net profits income included lawsuit settlements of $2,430,326 related to underpayment of royalties on underlying properties in the San Juan Basin. Included in these settlements was interest of $1,024,815 and additional gas revenue of $1,405,511. The total settlements, net to the trust, were $2,187,294, or $0.36 per unit.

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

CROSS TIMBERS ROYALTY TRUST By BANK OF AMERICA, N.A., TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis Vice President

XTO ENERGY INC.

Date: October 29, 2008	By	/S/ LOUIS G. BALDWIN
Louis G. Baldwin Executive Vice President and Chief Financial Officer