Form 10-K
period 2008-12-31
CROSS TIMBERS ROYALTY TRUST
filed 2009-02-25
CIK 881787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008	Commission file number 1-10982

Cross Timbers Royalty Trust

(Exact name of registrant as specified in the Cross Timbers Royalty Trust Indenture)

Texas	75-6415930
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The aggregate market value of the units of beneficial interest of the trust, based on the closing price on the New York Stock Exchange as of June 30, 2008 (the last business day of its most recently completed second fiscal quarter), held by non-affiliates of the registrant on that date was approximately $388 million.

At February 25, 2009, there were 6,000,000 units of beneficial interest of the trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Listed below is the only document parts of which are incorporated herein by reference and the parts of this report into which the document is incorporated:

2008 Annual Report to Unitholders—Part II

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

Under the terms of each of the five conveyances, the trust receives net profits income from the net profits interests generally on the last business day of each month. Net profits income is determined by XTO Energy by multiplying the net profit percentage (90% or 75%) times net proceeds from the underlying properties for each conveyance during the previous month. Net proceeds are the gross proceeds received from the sale of production, less “production costs”, as defined in the conveyances. For the 90% net profits interests and the 75% net profits interests, production costs generally include applicable property taxes, transportation, marketing and other charges. For the 75% net profits interests only, production costs also include capital and operating costs paid (e.g., drilling, production and other direct costs of owning and operating the property) and a monthly overhead charge that is adjusted annually. The monthly overhead charge at December 31, 2008 was $31,831 ($23,873 net to the trust). XTO Energy also deducts an overhead charge as operator of the Penwell Unit. As of December 31, 2008, monthly overhead attributable to the Penwell Unit was $2,830 ($2,123 net to the trust). If production costs exceed gross proceeds for any conveyance, this excess is carried forward to future monthly computations of net proceeds until the excess costs (plus interest accrued as specified in the conveyances) are completely recovered. Excess production costs and related accrued interest from one conveyance cannot be used to reduce net proceeds from any other conveyance.

Costs exceeded revenues on properties underlying the Texas working interest in January and February 2009 and on properties underlying the Oklahoma working interest in February 2009. For further information on excess costs, see “Trustee’s Discussion and Analysis” of financial conditions and results of operations for the three-year period ended December 31, 2008 in the trust’s annual report to unitholders for the year ended December 31, 2008.

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
(3)	cash available as a result of reduction of cash reserves, and
(4)	other cash receipts, then

Subtracting—

(1)	liabilities paid and
(2)	the reduction in cash available due to establishment of or increase in any cash reserve.

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

Approximately 59% of the net profits income received by the trust during 2008, as well as 77% of the estimated proved reserves of the net profits interests at December 31, 2008 (based on estimated future net cash flows using year-end oil and gas prices), is attributable to natural gas. There is generally a greater demand for gas during the winter. Otherwise, trust income is not subject to seasonal factors, nor dependent upon patents, licenses, franchises or concessions. The trust conducts no research activities.

Item 1A.	Risk Factors

The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by the trustee from time to time. Such factors, among others, may have a material adverse effect upon the trust’s financial condition, distributable income and changes in trust corpus.

The following discussion of risk factors should be read in conjunction with the financial statements and related notes included in the trust’s annual report to unitholders for the year ended December 31, 2008. Because of these and other factors, past financial performance should not be considered an indication of future performance.

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

Production expense and development costs are deducted in the calculation of the trust’s share of net proceeds from properties underlying the 75% net profits interests. Accordingly, higher or lower production expense and development costs, without concurrent changes in revenue, will directly decrease or increase the amount received by the trust for its 75% net profits interests. If development costs and production expense for properties underlying the 75% net profits in a particular state exceed the production proceeds from the properties (as was the case with respect to the properties underlying the Texas working interest in January and February 2009 and properties underlying the Oklahoma working interest in February 2009), the trust will not receive net proceeds for those properties until future proceeds from production in that state exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs.

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

Cash held by the trustee is not fully insured by the Federal Deposit Insurance Corporation, and future royalty income may be subject to risks relating to the creditworthiness of third parties.

Currently, cash held by the trustee as a reserve for liabilities and for the payment of expenses and distributions to unitholders is invested in Bank of America certificates of deposit which are backed by the good faith of Bank of America, N.A., but are only insured by the Federal Deposit Insurance Corporation up to $250,000. The trust does not lend money and has limited ability to borrow money, which the trustee believes limits the trust’s risk from the current tightening of credit markets. The trust’s future royalty income, however, may be subject to risks relating to the creditworthiness of the operators of the underlying properties and other purchasers of the crude oil and natural gas produced from the underlying properties, as well as risks associated with fluctuations in the price of crude oil and natural gas.

Trust unitholders and the trustee have no influence over the operations on, or future development of, the underlying properties.

Because XTO Energy does not operate most of the underlying properties, it is unable to significantly influence the operations or future development of the underlying properties. Neither the trustee nor the trust unitholders can influence or control the operation or future development of the underlying properties. The failure of an operator to conduct its operations or discharge its obligations in a proper manner could have an adverse effect on the net proceeds payable to the trust. Although XTO Energy and the other operators of the underlying properties must adhere to the standard of a prudent operator, they are under no obligation to continue operating the properties. Neither the trustee nor trust unitholders have the right to replace an operator.

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

XTO Energy or any other operator of any underlying property may abandon the property, thereby terminating the related net profits interest payable to the trust.

XTO Energy or any other operator of the underlying properties, or any transferee thereof, may abandon any well or property without the consent of the trust or the trust unitholders if they reasonably believe that the well or property can no longer produce in commercially economic quantities. This could result in the termination of the net profits interest relating to the abandoned well or property.

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

Trust unitholders have limited voting rights and have limited ability to enforce the trust’s rights against XTO Energy or any other operator of the underlying properties.

The voting rights of a trust unitholder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of trust unitholders or for an annual or other periodic re-election of the trustee. Additionally, trust unitholders have no voting rights in XTO Energy.

The trust indenture and related trust law permit the trustee and the trust to sue XTO Energy or operators of the underlying properties to compel them to fulfill the terms of the conveyance of the net profits interests. If the trustee does not take appropriate action to enforce provisions of the conveyance, the recourse of the trust unitholders would likely be limited to bringing a lawsuit against the trustee to compel the trustee to take specified actions. Trust unitholders probably would not be able to sue XTO Energy or any other operator of the underlying properties.

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

Drilling oil and natural gas wells involves numerous risks, including the risk that commercially productive oil and natural gas reservoirs are not encountered. The presence of unanticipated pressures or irregularities in formations, miscalculations or accidents may cause drilling activities to be unsuccessful. In addition, there is often uncertainty as to the future cost or timing of drilling, completing and operating wells. Further, the development activities may be curtailed, delayed or canceled as a result of a variety of factors, including:

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

As of December 31, 2008, the trust did not have any unresolved Securities and Exchange Commission staff comments.

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

Producing Acreage, Wells and Drilling

Underlying Royalties.    The underlying royalties are royalty and overriding royalty interests primarily located in mature producing oil and gas fields. The most significant producing region in which the underlying royalties are located is the San Juan Basin in northwestern New Mexico. The trust’s estimated proved gas reserves from this region totaled 20.8 Bcf at December 31, 2008, or approximately 81% of trust total gas reserves at that date. XTO Energy estimates that underlying royalties in the San Juan Basin include more than 3,900 gross (approximately 40 net) wells, covering over 60,000 gross acres. Approximately half of these wells are operated by BP America Production Company or ConocoPhillips. Production from conventional gas wells is primarily from the Dakota, Mesaverde and Pictured Cliffs formations.

Most of the trust’s San Juan Basin gas has been approved for increased density drilling. In 1999, the Mesaverde was approved for increased density drilling, and in 2002 the Fruitland Coal was approved for increased density drilling, which doubled the number of drill wells allowed per spacing unit. XTO Energy has advised the trustee that the trust has received net proceeds from additional development wells in recent years and that it believes operators will continue to pursue increased density drilling, but the potential effect on the trust is unknown.

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

Underlying Working Interest Properties. The underlying working interest properties, detailed below, are developed properties undergoing secondary or tertiary recovery operations:

			Ownership of XTO Energy
Unit	County/State	Operator	Working Interest	Revenue Interest
North Cowden	Ector/Texas	Occidental Permian, Ltd.	1.7%	1.4%
North Central Levelland	Hockley/Texas	Apache Corporation	3.2%	2.1%
Penwell	Ector/Texas	XTO Energy Inc.	5.2%	4.6%
Sharon Ridge Canyon	Borden/Texas	Occidental Permian, Ltd.	4.3%	2.8%
Hewitt	Carter/Oklahoma	ExxonMobil Corporation	11.3%	9.9%
Wildcat Jim Penn	Carter/Oklahoma	Noble Energy Production, Inc.	8.6%	7.5%
South Graham Deese	Carter/Oklahoma	Linn Energy, LLC	9.2%	8.7%

The underlying working interest properties consist of 60,154 gross (2,290 net) producing acres. As of December 31, 2008, there were 1,523 gross (70.5 net) productive oil wells and no wells in process of drilling on these properties. Total wells drilled were three gross (0.3 net) wells in 2008, eleven gross (0.4 net) wells in 2007 and nine gross (0.2 net) wells in 2006.

Oil and Natural Gas Production

Trust production is recognized in the period net profits income is received, which is the month following receipt by XTO Energy, and generally two months after the time of oil production and three months after gas production. Oil and gas production and average sales prices attributable to the underlying properties and the net profits interests for the three years ended December 31, 2008 were as follows:

	90% Net Profits Interests			75% Net Profits Interests			Total
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Production

Underlying Properties

Oil—Sales (Bbls)	68,345	72,140	80,992	155,951	174,826	189,120	224,296	246,966	270,112
Average per day (Bbls)	187	198	222	426	479	518	613	677	740
Gas—Sales (Mcf)	2,017,442	2,288,853	2,577,732	61,908	79,064	88,745	2,079,350	2,367,917	2,666,477
Average per day (Mcf)	5,512	6,271	7,062	169	216	243	5,681	6,487	7,305

Net Profits Interests

Oil—Sales (Bbls)	59,597	62,547	69,469	69,444	48,760	73,598	129,041	111,307	143,067
Average per day (Bbls)	163	171	190	190	134	202	353	305	392
Gas—Sales (Mcf)	1,799,599	2,053,924	2,300,325	25,548	18,955	29,278	1,825,147	2,072,879	2,329,603
Average per day (Mcf)	4,917	5,627	6,302	70	52	80	4,987	5,679	6,382

Average Sales Price
Oil (per Bbl)	$100.53	$59.95	$58.62	$99.31	$59.60	$59.23	$99.68	$59.70	$59.05
Gas (per Mcf)	$11.84	$8.13	$8.97	$7.15	$4.70	$3.63	$11.70	$8.01	$8.79

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

Oil and Natural Gas Reserves

General

Miller and Lents, Ltd., independent petroleum engineers, has estimated oil and gas reserves attributable to the underlying properties as of December 31, 2008, 2007, 2006 and 2005. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

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

Year-end oil prices used to determine the standardized measure were based on a West Texas Intermediate crude oil posted price of $41.22 per Bbl in 2008, $92.70 per Bbl in 2007, $57.75 per Bbl in 2006 and $57.75 per Bbl in 2005. The year-end weighted average realized gas prices used to determine the standardized measure were $4.27 per Mcf in 2008, $6.41 per Mcf in 2007, $5.01 per Mcf in 2006 and $7.70 per Mcf in 2005.

Proved Reserves

	Net Profits Interests
(in thousands)	90% Net Profits Interests		75% Net Profits Interests		Total		Underlying Properties
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Balance, December 31, 2005	500.9	28,568.1	1,190.2	504.5	1,691.1	29,072.6	3,299.4	32,941.6
Extensions, additions and discoveries	11.3	873.2	-0-	-0-	11.3	873.2	12.6	970.9
Revisions of prior estimates	87.4	647.3	(247.7)	(135.4)	(160.3)	511.9	(56.6)	635.1
Production	(69.5)	(2,300.3)	(73.6)	(29.3)	(143.1)	(2,329.6)	(270.1)	(2,666.5)

Balance, December 31, 2006	530.1	27,788.3	868.9	339.8	1,399.0	28,128.1	2,985.3	31,881.1
Extensions, additions and discoveries	10.1	1,151.3	-0-	-0-	10.1	1,151.3	11.2	1,279.0
Revisions of prior estimates	27.9	316.5	411.7	135.7	439.6	452.2	356.1	409.7
Production	(62.5)	(2,053.9)	(48.8)	(19.0)	(111.3)	(2,072.9)	(247.0)	(2,367.9)

Balance, December 31, 2007	505.6	27,202.2	1,231.8	456.5	1,737.4	27,658.7	3,105.6	31,201.9
Extensions, additions and discoveries	9.1	915.1	-0-	-0-	9.1	915.1	10.1	1,016.5
Revisions of prior estimates	77.4	(854.6)	(845.6)	(336.1)	(768.2)	(1,190.7)	(772.5)	(1,303.1)
Production	(59.6)	(1,799.6)	(69.4)	(25.5)	(129.0)	(1,825.1)	(224.3)	(2,079.4)

Balance, December 31, 2008	532.5	25,463.1	316.8	94.9	849.3	25,558.0	2,118.9	28,835.9

Extensions, additions and discoveries of proved gas reserves are primarily because of development in the San Juan Basin. Revisions of prior estimates are primarily related to changes in year-end prices and costs. See “General” above. During 2007, payout occurred under the reversion agreement in which 25% of XTO Energy’s interest in certain underlying royalties were transferred to a third party when payout occurred. As a result, the December 31, 2008 and 2007 proved reserves for the underlying properties attributable to the 90% net profits interest have been reduced to reflect payout. Previously, December 31, 2005 and 2006, proved reserves for the underlying properties and attributable to the 90% net profits interests were reduced to reflect anticipated payout under the reversion agreement. See “Reversion Agreement” below.

Proved Developed Reserves

	Net Profits Interests
(in thousands)	90% Net Profits Interests		75% Net Profits Interests		Total		Underlying Properties
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
December 31, 2005	500.9	28,568.1	1,190.2	504.5	1,691.1	29,072.6	3,299.4	32,941.6

December 31, 2006	530.1	27,788.3	866.9	335.3	1,397.0	28,123.6	2,974.8	31,857.4

December 31, 2007	505.6	27,202.2	1,229.1	450.3	1,734.7	27,652.5	3,098.5	31,185.8

December 31, 2008	532.5	25,463.1	315.9	92.9	848.4	25,556.0	2,114.2	28,825.3

Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

(in thousands)	90% Net Profits Interests			75% Net Profits Interests			Total
	December 31			December 31			December 31
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Net Profits Interests
Future cash inflows	$128,401	$220,416	$166,093	$11,759	$110,659	$48,802	$140,160	$331,075	$214,895
Future production taxes	(10,681)	(17,674)	(14,698)	(736)	(7,240)	(3,577)	(11,417)	(24,914)	(18,275)

Future net cash flows	117,720	202,742	151,395	11,023	103,419	45,225	128,743	306,161	196,620
10% discount factor	(60,109)	(106,209)	(77,841)	(4,161)	(54,651)	(21,391)	(64,270)	(160,860)	(99,232)

Standardized measure	$57,611	$96,533	$73,554	$6,862	$48,768	$23,834	$64,473	$145,301	$97,388

Underlying Properties
Future cash inflows							$199,671	$473,361	$319,605
Future production costs							(54,174)	(110,200)	(91,088)

Future net cash flows							145,497	363,161	228,517
10% discount factor							(72,335)	(190,878)	(115,013)

Standardized measure							$73,162	$172,283	$113,504

Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

(in thousands)	90% Net Profits Interests			75% Net Profits Interests			Total
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Net Profits Interests
Standardized measure, January 1	$96,533	$73,554	$108,315	$48,768	$23,834	$32,295	$145,301	$97,388	$140,610
Extensions, additions and discoveries	1,918	3,788	2,626	-0-	-0-	-0-	1,918	3,788	2,626
Accretion of discount	8,087	6,133	9,036	4,174	2,101	2,845	12,261	8,234	11,881
Revisions of prior estimates, changes in price and other	(25,333)	30,411	(25,383)	(39,285)	25,669	(7,090)	(64,618)	56,080	(32,473)
Net profits income	(23,594)	(17,353)	(21,040)	(6,795)	(2,836)	(4,216)	(30,389)	(20,189)	(25,256)

Standardized measure, December 31	$57,611	$96,533	$73,554	$6,862	$48,768	$23,834	$64,473	$145,301	$97,388

Underlying Properties

Standardized measure, January 1							$172,283	$113,504	$163,410

Revisions:
Prices and costs							(69,652)	66,041	(39,501)
Quantity estimates							(9,421)	4,117	2,645
Accretion of discount							14,551	9,610	13,834
Future development costs							(1,451)	(2,151)	(783)
Other							(4)	16	(19)

Net revisions							(65,977)	77,633	(23,824)
Extensions, additions and discoveries							2,132	4,209	2,918
Production							(36,729)	(25,262)	(29,724)
Development costs							1,453	2,199	724

Net change							(99,121)	58,779	(49,906)

Standardized measure, December 31							$73,162	$172,283	$113,504

Reversion Agreement

Certain of the properties underlying the 90% net profits interests were subject to a reversion agreement between XTO Energy and an unrelated third party. The agreement called for XTO Energy to transfer 25% of its interest in those properties to the third party when net amounts received by XTO Energy from the properties subject to the agreement equal the purchase price of the properties plus a 1% per month return on the unrecouped purchase price, known as payout. At the time payout occurred, net proceeds payable to the trust and trust distributions to unitholders were reduced. XTO Energy informed the trustee that payout occurred effective with the July 2007 distribution, which was paid on August 14, 2007, thereby reducing the July 2007 distribution and all future distributions by approximately 5%.

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

In May 2006, the State of Texas modified its franchise tax to impose a “margin tax” of up to 1% on revenues less certain costs, as specified in the legislation, generated from Texas activities beginning in 2007. Entities subject to the tax generally include trusts, unless otherwise exempt, and various other types of entities. Trusts that meet statutory requirements are generally exempt from the margin tax as “passive entities.” The trust has been advised by Texas tax counsel that the trust is exempt from margin tax as a passive entity. However, each unitholder that is a business entity or limited liability entity subject to the margin tax is generally required to include its share of the trust’s revenues in its “margin tax” computation.

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

No matters were submitted to a vote of unitholders during 2008.

PART II

Item 5.	Market for Units of the Trust, Related Security Holder Matters and Trust Purchases of Units

The section entitled “Units of Beneficial Interest” in the trust’s annual report to unitholders for the year ended December 31, 2008 is incorporated herein by reference.

The trust has no equity compensation plans, nor has it purchased any units during the period covered by this report.

Item 6.	Selected Financial Data

	Year Ended December 31
	2008	2007	2006	2005	2004
Net Profits Income	$31,311,215	$20,189,267	$25,767,154	$20,607,961	$15,222,417
Distributable Income	30,942,420	19,805,724	25,448,178	20,267,436	14,924,058
Distributable Income per Unit	5.157070	3.300954	4.241363	3.377906	2.487343
Distributions per Unit	5.157070	3.300954	4.241363	3.377906	2.487343
Total Assets at Year-End	18,771,025	20,147,900	21,655,260	23,318,733	24,284,184

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The “Trustee’s Discussion and Analysis” of financial condition and results of operations for each of the years in the three-year period ended December 31, 2008 in the trust’s annual report to unitholders for the year ended December 31, 2008 is incorporated herein by reference.

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

Contractual Obligations

As shown below, the trust had no obligations and commitments to make future contractual payments as of December 31, 2008, other than the December distribution payable to unitholders in January 2009, as shown in the statement of assets, liabilities and trust corpus.

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Distribution payable to unitholders	$1,515,264	$1,515,264	$—	$—	$—

Related Party Transactions

The underlying properties are currently owned by XTO Energy. XTO Energy deducts an overhead charge from monthly net proceeds as reimbursement for costs associated with monitoring the 75% net profits interests. As of December 31, 2008, this monthly charge was $31,831 ($23,873 net to the trust). XTO Energy also deducts an overhead charge as operator of the Penwell Unit. As of December 31, 2008, monthly overhead attributable to the Penwell Unit was $2,830 ($2,123 net to the trust). These overhead charges are subject to annual adjustment based on an oil and gas industry index. For further information regarding the trust’s relationship with XTO Energy, see Note 5 to Financial Statements in the trust’s annual report to unitholders for the year ended December 31, 2008.

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

This comprehensive basis of accounting other than U.S. generally accepted accounting principles corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. For further information regarding the trust’s basis of accounting, see Note 2 to Financial Statements in the trust’s annual report to unitholders for the year ended December 31, 2008.

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

Pending Securities and Exchange Commission Rule

In December 2008, the Securities and Exchange Commission (SEC) released Final Rule, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. The effect of adopting the SEC rule has not been determined, but it is not expected to have a significant effect on our reported financial position or distributable income.

Forward-Looking Statements

Certain information included in this annual report and other materials filed, or to be filed, by the trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements may concern, among other things, development activities, future development plans, increased density drilling, reserve-to-production ratios, future net cash flows, maintenance projects, development, production and other costs, oil and gas prices, pricing differentials, proved reserves, production levels, litigation, regulatory matters and competition. Such forward-looking statements are based on XTO Energy’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “expects,” “intends,” “plans,” “projects,” “anticipates,” “predicts,” “believes,” “goals,” “estimates,” “should,” “could,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. Some of the risk factors that could cause actual results to differ materially are explained in Item 1A.

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

The financial statements of the trust and the notes thereto, together with the related reports of KPMG LLP dated February 25, 2009, appearing in the trust’s annual report to unitholders for the year ended December 31, 2008, are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with the trust’s independent registered public accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended December 31, 2008.

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

Trustee’s Report on Internal Control Over Financial Reporting

The trustee, Bank of America, N.A., also known as U.S. Trust, Bank of America Private Wealth Management, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The trustee conducted an evaluation of the effectiveness of the trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the trustee’s evaluation under the framework in Internal Control—Integrated Framework, the trustee concluded that the trust’s internal control over financial reporting was effective as of December 31, 2008. The effectiveness of the trust’s internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report in the trust’s annual report to unitholders for the year ended December 31, 2008, which is incorporated herein by reference.

There were no changes in the trust’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the trust’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Section 16(a) of the Securities Exchange Act of 1934 requires that beneficial owners of more than 10% of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. The Securities and Exchange Commission has taken the position that executive officers and directors of XTO Energy must also file initial ownership reports and reports of changes in beneficial ownership. Copies of the reports must be provided to the trustee. To the trustee’s knowledge, based solely on the information furnished to the trustee, the trustee is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the trust units of beneficial interest during and for the year ended December 31, 2008.

Because the trust has no employees, it does not have a code of ethics. Employees of the trustee, U.S. Trust, Bank of America Private Wealth Management, must comply with the bank’s code of ethics, a copy of which will be provided to unitholders, without charge, upon request by appointment at Bank of America Plaza, 17th Floor, 901 Main Street, Dallas, Texas 75202.

Item 11.	Executive Compensation

The trustee received the following annual compensation from 2006 through 2008 as specified in the trust indenture:

Name and Principal Position	Year	Other Annual Compensation (1)
U.S. Trust, Bank of America	2008	$15,656
Private Wealth Management, Trustee	2007	10,095
	2006	12,884

(1)	Under the trust indenture, the trustee is entitled to an administrative fee of: (i) 1/20 of 1% of the first $100 million of the annual gross revenue of the trust, and 1/30 of 1% of the annual gross revenue of the trust in excess of $100 million, and (ii) trustee’s standard hourly rates for time in excess of 300 hours annually.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The trust has no equity compensation plans.

(a) Security Ownership of Certain Beneficial Owners. The trustee is not aware of any person who beneficially owns more than 5% of the outstanding units.

(b) Security Ownership of Management. The trust has no directors or executive officers. As of February 10, 2009 Bank of America, N.A. owned, in various fiduciary capacities, 56,995 units with a shared right to vote 27,861 of these units and no right to vote 29,134 of these units. Bank of America, N.A. disclaims any beneficial interests in these units. The number of units reflected in this paragraph includes units held by all branches of Bank of America, N.A.

(c) Changes in Control. The trustee knows of no arrangements which may subsequently result in a change in control of the trust.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In computing net profits income paid to the trust for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This charge at December 31, 2008 was $31,831 per month, or $381,972 annually (net to the trust of $286,479 annually). XTO Energy also deducts an overhead charge as operator of the Penwell Unit. As of December 31, 2008, overhead attributable to the Penwell Unit was $2,830 per month, or $33,960 annually (net to the trust of $25,470 annually). These overhead charges are subject to annual adjustment based on an oil and gas industry index.

See Item 11 for the remuneration received by the trustee from 2006 through 2008 and Item 12(b) for information concerning units owned by the trustee, in various fiduciary capacities.

As noted in Item 10, the trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Item 14.	Principal Accountant Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2008 and 2007 are:

	2008	2007
Audit fees	$74,938	$71,750
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$74,938	$71,750

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

Independent Registered Public Accounting Firm Reports

Statements of Assets, Liabilities and Trust Corpus at December 31, 2008 and 2007

Statements of Distributable Income for the years ended December 31, 2008, 2007 and 2006

Statements of Changes in Trust Corpus for the years ended December 31, 2008, 2007 and 2006

Notes to Financial Statements

2.	Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.	Exhibits

(4) (a)	Cross Timbers Royalty Trust Indenture amended and restated on January 13, 1992 by NationsBank, N.A. (now Bank of America, N.A.), as trustee, heretofore filed as Exhibit 3.1 to the trust’s Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

(b)	Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust, 90% - Texas) from South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross Timbers Partners, L.P. (predecessors of XTO Energy) to NCNB Texas National Bank (now Bank of America, N.A.), as trustee, dated February 12, 1991 (without Schedules A and B), heretofore filed as Exhibit 10.1 to the trust’s Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

(c)	Correction to Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust, 90% -Texas) from South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross Timbers Partners, L.P. (predecessors of XTO Energy) to NCNB Texas National Bank (now Bank of America, N.A.), as trustee, dated September 23, 1991 (without Schedules A and B), heretofore filed as Exhibit 10.2 to the trust’s Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

(d)	Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust, 75% - Texas) from South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross Timbers Partners, L.P. (predecessors of XTO Energy) to NCNB Texas National Bank (now Bank of America, N.A.), as trustee, dated February 12, 1991 (without Schedules A and B), heretofore filed as Exhibit 10.5 to the trust’s Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

(13)	Cross Timbers Royalty Trust annual report to unitholders for the year ended December 31, 2008

(23.1)	Consent of KPMG LLP

(23.2)	Consent of Miller and Lents, Ltd.

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

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

CROSS TIMBERS ROYALTY TRUST By BANK OF AMERICA, N.A., TRUSTEE

	By	/s/ NANCY G. WILLIS
Nancy G. Willis Vice President

XTO ENERGY INC.

Date: February 25, 2009	By	/s/ LOUIS G. BALDWIN
Louis G. Baldwin Executive Vice President and Chief Financial Officer

(The trust has no directors or executive officers.)