Form 10-Q
period 2009-03-31
CROSS TIMBERS ROYALTY TRUST
filed 2009-04-29
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of April 1, 2009

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at March 31, 2009, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2009 and 2008, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of America, N.A., as Trustee

  for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of March 31, 2009 and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2009 and 2008. These condensed financial statements are the responsibility of the trustee.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of December 31, 2008, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein), included in the trust’s 2008 Annual Report on Form 10-K, and in our report dated February 25, 2009, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2008 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus included in the trust’s 2008 Annual Report on Form 10-K from which it has been derived.

KPMG LLP

Fort Worth, Texas

April 27, 2009

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS

Cash and short-term investments	$707,868	$1,514,797

Interest to be received	—	467

Net profits interests in oil and gas properties—net (Note 1)	17,070,957	17,255,761

	$17,778,825	$18,771,025

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$707,868	$1,515,264

Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	17,070,957	17,255,761

	$17,778,825	$18,771,025

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended March 31
	2009	2008
Net profits income	$2,805,299	$6,885,854

Interest income	72	6,478

Total income	2,805,371	6,892,332

Administration expense	135,581	126,054

Distributable income	$2,669,790	$6,766,278

Distributable income per unit (6,000,000 units)	$0.444965	$1.127713

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended March 31
	2009	2008

Trust corpus, beginning of period	$17,255,761	$18,387,752

Amortization of net profits interests	(184,804)	(294,528)

Distributable income	2,669,790	6,766,278

Distributions declared	(2,669,790)	(6,766,278)

Trust corpus, end of period	$17,070,957	$18,093,224

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

In December 2008, the Securities and Exchange Commission (SEC) released Final Rule, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. The effect of adopting the SEC rule has not been determined, but it is not expected to have a significant effect on the trust’s reported financial position or distributable income.

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value on February 12, 1991, the creation date of the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $44,029,492 as of March 31, 2009 and $43,844,688 of December 31, 2008.

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

3.	Lawsuit Settlements

Certain of the underlying properties are involved in various lawsuits and certain governmental proceedings arising in the ordinary course of business. XTO Energy has advised the trustee that it does not believe that the ultimate resolution of these claims will have a material effect on trust annual distributable income, financial position or liquidity.

In January 2008, the calculation of net profits income included a lawsuit settlement of $827,446 related to underpayment of royalties on underlying properties in the San Juan Basin. Included in this settlement was interest of $212,654 and additional gas revenue of $614,792. The total settlement, net to the trust, was $744,702, or $0.12 per unit. Based on additional information received by XTO Energy in April 2008, the amount allocated to interest income was increased to $348,916. This reallocation did not change the total lawsuit settlement.

4.	Excess Costs

Significantly lower oil prices and elevated costs caused costs to exceed revenues by a total of $196,211 ($147,158 net to the trust) on properties underlying the Texas working interest for January through March 2009 and by $244,677 ($183,508 net to the trust) on properties underlying the Oklahoma working interest in February and March 2009. However, these costs did not reduce net proceeds from the remaining conveyances. With continued downward pressure on realized oil prices from the U.S. and global recessions, excess costs are expected to continue over the near term resulting in lower monthly distributions.

Item 2. Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the trustee’s discussion and analysis contained in the trust’s 2008 annual report, as well as the condensed financial statements and notes thereto included in this quarterly report on Form 10-Q. The trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the trust’s web site at www.crosstimberstrust.com.

Distributable Income

For the quarter ended March 31, 2009, net profits income was $2,805,299 compared to $6,885,854 for first quarter 2008. This 59% decrease in net profits income is the result of lower oil and gas prices, lawsuit settlement proceeds included in first quarter 2008 and increased production expense, partially offset by excess costs on the Texas and Oklahoma working interest properties in first quarter 2009. See “Net Profits Income” and “Other Proceeds” below.

After considering interest income of $72 and administration expense of $135,581, distributable income for the quarter ended March 31, 2009 was $2,669,790, or $0.444965 per unit of beneficial interest. Administration expense for the quarter increased 8% from the prior year quarter primarily because of the timing of expenditures. For first quarter 2008, distributable income was $6,766,278, or $1.127713 per unit. Distributions to unitholders for the quarter ended March 31, 2009 were:

Record Date	Payment Date	Distribution per Unit
January 30, 2009	February 13, 2009	$0.222855
February 27, 2009	March 13, 2009	0.104132
March 31, 2009	April 14, 2009	0.117978

		$0.444965

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

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended March 31 (a)		Increase (Decrease)
	2009	2008
Sales Volumes
Oil (Bbls) (b)
Underlying properties	56,631	57,619	(2%)
Average per day	616	626	(2%)
Net profits interests	14,370	32,787	(56%)

Gas (Mcf) (b)
Underlying properties	504,727	503,759	—
Average per day	5,486	5,476	—
Net profits interests	435,785	448,374	(3%)

Average Sales Prices
Oil (per Bbl)	$41.50	$85.60	(52%)
Gas (per Mcf) (c)	$6.12	$10.55	(42%)

Revenues
Oil sales	$2,350,344	$4,932,096	(52%)
Gas sales (c)	3,087,310	5,313,683	(42%)

Total Revenues	5,437,654	10,245,779	(47%)

Costs
Taxes, transportation and other	906,910	1,156,988	(22%)
Production expense (d)	1,527,575	944,516	62%
Development costs	314,861	353,661	(11%)
Excess costs (e)	(440,888)	—	—

Total Costs	2,308,458	2,455,165	(6%)

Other Proceeds
Interest Income (c)	—	212,654	(100%)

Net Proceeds	$3,129,196	$8,003,268	(61%)

Net Profits Income	$2,805,299	$6,885,854	(59%)

(a)	Because of the interval between time of production and receipt of royalty income by the trust, oil and gas sales for the quarter ended March 31 generally represent oil production for the period November through January and gas production for the period October through December.

(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. Changes in any of these factors may result in disproportionate fluctuations in volumes allocated to the net profits interests. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)	In first quarter 2008, $827,446 was received related to a lawsuit settlement for underpayment of royalties on certain San Juan Basin properties. Included in this settlement was estimated interest of $212,654. This settlement increased the average gas sales price by $1.22 for the quarter ended March 31, 2008. The total one-time settlement, net to trust, was $744,702, or $0.12 per unit.

(d)	Includes an overhead charge which is deducted and retained by XTO Energy. As of March 31, 2009, this charge was $31,810 per month (including a monthly overhead charge of $2,809 which XTO Energy deducts as operator of the Penwell Unit) and is subject to adjustment each May based on an oil and gas industry index.

(e)	See note 4 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from first quarter 2008 to first quarter 2009:

Sales Volumes

Oil

Oil sales volumes decreased 2% from first quarter 2008 to first quarter 2009 primarily because of natural production decline, partially offset by the timing of cash receipts.

Gas

Gas sales volumes remained relatively flat from first quarter 2008 to first quarter 2009 as the timing of cash receipts and increased production from new wells and workovers were partially offset by natural production decline.

Sales Prices

Oil

The first quarter 2009 average oil price was $41.50 per Bbl, a 52% decrease from the first quarter 2008 average price of $85.60 per Bbl. Lower demand as a result of the U.S. recession and slowing global economy, the tightened credit markets and rising crude oil supplies have caused recent oil prices to decline. Oil prices are expected to remain volatile. The first quarter 2009 oil price is primarily related to production from November 2008 through January 2009, when the average NYMEX price was $46.91 per Bbl. The average NYMEX price for February and March 2009 was $43.77 per Bbl. At April 16, 2009, the average NYMEX futures price for the following twelve months was $57.67 per Bbl. Recent trust oil prices have averaged approximately 22% lower than the NYMEX price.

Gas

The first quarter 2009 average gas price was $6.12 per Mcf, a 42% decrease from the first quarter 2008 average price of $10.55 per Mcf. Excluding the effects of the lawsuit settlement in first quarter 2008, the average price was $9.33. See “Other Proceeds” below. Due to concerns of oversupply from shale gas development, declining demand due to the U.S. recession, falling oil prices and increased gas storage, recent gas prices have declined. Prices will continue to be affected by weather, oil prices, the U.S. economy, the level of North American production, storage levels and import levels of liquified natural gas. Natural gas prices are expected to remain volatile. The first quarter 2009 gas price is primarily related to production from October through December 2008, when the average NYMEX price was $6.94 per MMBtu. The average NYMEX price for January through March 2009 was $4.89 per MMBtu. At April 16, 2009, the average NYMEX futures price for the following twelve months was $4.76 per MMBtu. Recent trust gas prices have averaged approximately 14% lower than the NYMEX price.

Costs

Taxes, Transportation and Other

Taxes, transportation and other decreased 22% for the first quarter primarily because of lower production taxes related to lower oil and gas revenues, partially offset by increased property taxes related to the timing of expenditures.

Production Expense

Production expense increased 62% for the first quarter primarily because of increased overhead, maintenance and carbon dioxide injection costs, as well as the timing of expenditures.

Development

Development costs decreased 11% for the first quarter primarily because of decreased activity and costs related to Texas and Oklahoma properties underlying the 75% net profits interests.

Excess Costs

Significantly lower oil prices and elevated costs caused costs to exceed revenues by a total of $196,211 ($147,158 net to the trust) on properties underlying the Texas working interest for January through March 2009 and by $244,677 ($183,508 net to the trust) on properties underlying the Oklahoma working interest in February and March 2009. However, these costs did not reduce net proceeds from the remaining conveyances. With continued downward pressure on realized oil prices from the U.S. and global recessions, excess costs are expected to continue over the near term resulting in lower monthly distributions.

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

Other Proceeds

In January 2008, the calculation of net profits income included a lawsuit settlement of $827,446 related to underpayment of royalties on underlying properties in the San Juan Basin. Included in this settlement was interest of $212,654 and additional gas revenue of $614,792. The total settlement, net to the trust, was $744,702, or $0.12 per unit. Based on additional information received by XTO Energy in April 2008, the amount allocated to interest income was increased to $348,916. This reallocation did not change the total lawsuit settlement.

Pending Securities and Exchange Commission Rule

In December 2008, the Securities and Exchange Commission (SEC) released Final Rule, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. The effect of adopting the SEC rule has not been determined, but it is not expected to have a significant effect on the trust’s reported financial position or distributable income.

Forward-Looking Statements

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements regarding the net profits interests, underlying properties, development activities, development, production and other costs and expenses, oil and gas prices and differentials to NYMEX prices, distributions to unitholders and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2008, which is incorporated by this reference as though fully set forth herein. Although XTO Energy and the trustee believe that the expectations reflected in such forward-looking statements are reasonable, neither XTO Energy nor the trustee can give any assurance that such expectations will prove to be correct.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the trust’s market risks from the information disclosed in Part II, Item 7A of the trust’s annual report on Form 10-K for the year ended December 31, 2008 other than the addition of the market risk described below:

Currently, cash held by the trustee as a reserve for liabilities and for the payment of expenses and distributions to unitholders is invested in Bank of America, N.A. certificates of deposit which are backed by the good faith and credit of Bank of America, N.A., but are only insured by the Federal Deposit Insurance Corporation up to $250,000. Each unitholder should independently assess the creditworthiness of Bank of America, N.A. For more information about the credit rating of Bank of America, N.A., please refer to its periodic filings with the SEC. The trust does not lend money and has limited ability to borrow money, which the trustee believes limits the trust’s risk from the current tightening of credit markets. The trust’s future royalty income, however, may be subject to risks relating to the creditworthiness of the operators of the underlying properties and other purchasers of crude oil and natural gas produced from the underlying properties, as well as risks associated with fluctuations in the price of crude oil and natural gas. See “Item 1A — Risk Factors — Cash held by the trustee is not fully insured by the Federal Deposit Insurance Corporation, and future royalty income may be subject to risks relating to the creditworthiness of third parties.” Information contained in Bank of America, N.A’s periodic filings with the SEC is not incorporated by reference into this quarterly report on Form 10-Q and should not be considered part of this report or any other filing that the trust makes with the SEC.

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

PART II - OTHER INFORMATION

Item 1.

Not applicable.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes in the risk factors disclosed under Part I, Item 1A of the trust’s annual report on Form 10-K for the year ended December 31, 2008

Cash held by the trustee is not fully insured by the Federal Deposit Insurance Corporation, and future royalty income may be subject to risks relating to the creditworthiness of third parties.

Currently, cash held by the trustee as a reserve for liabilities and for the payment of expenses and distributions to unitholders is invested in Bank of America, N.A. certificates of deposit which are backed by the good faith and credit of Bank of America, N.A., but are only insured by the Federal Deposit Insurance Corporation up to $250,000. Each unitholder should independently assess the creditworthiness of Bank of America, N.A. For more information about the credit rating of Bank of America, N.A., please refer to its periodic filings with the SEC. The trust does not lend money and has limited ability to borrow money, which the trustee believes limits the trust’s risk from the current tightening of credit markets. The trust’s future royalty income, however, may be subject to risks relating to the creditworthiness of the operators of the underlying properties and other purchasers of crude oil and natural gas produced from the underlying properties, as well as risks associated with fluctuations in the price of crude oil and natural gas. Information contained in Bank of America, N.A’s periodic filings with the SEC is not incorporated by reference into this quarterly report on Form 10-Q and should not be considered part of this report or any other filing that the trust makes with the SEC.

Items 2 through 5.

Not applicable.

Item 6. Exhibits.

(a) Exhibits.

Exhibit Number and Description

(15)	Awareness letter of KPMG LLP

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 1A, 7 and 7A to the Annual Report on Form 10-K for Cross Timbers Royalty Trust filed with the Securities and Exchange Commission on February 25, 2009 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSS TIMBERS ROYALTY TRUST By BANK OF AMERICA, N.A., TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

XTO ENERGY INC.

Date: April 28, 2009	By	/S/ LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President
and Chief Financial Officer