Form 10-Q
period 2009-06-30
CROSS TIMBERS ROYALTY TRUST
filed 2009-07-21
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of July 1, 2009

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at June 30, 2009, and the distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2009 and 2008, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of America, N.A., as Trustee

    for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of June 30, 2009 and the related condensed statements of distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2009 and 2008. These condensed financial statements are the responsibility of the trustee.

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

KPMG LLP

Fort Worth, Texas

July 20, 2009

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

Cash and short-term investments	$832,468	$1,514,797

Interest to be received	2	467

Net profits interests in oil and gas properties - net (Note 1)	16,922,528	17,255,761

	$17,754,998	$18,771,025

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$832,470	$1,515,264

Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	16,922,528	17,255,761

	$17,754,998	$18,771,025

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008

Net profits income	$2,389,205	$8,528,354	$5,194,504	$15,414,208

Interest income	82	4,556	154	11,034

Total income	2,389,287	8,532,910	5,194,658	15,425,242

Administration expense	100,593	152,596	236,174	278,650

Distributable income	$2,288,694	$8,380,314	$4,958,484	$15,146,592

Distributable income per unit (6,000,000 units)	$0.381449	$1.396719	$0.826414	$2.524432

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008

Trust corpus, beginning of period	$17,070,957	$18,093,224	$17,255,761	$18,387,752

Amortization of net profits interests	(148,429)	(262,335)	(333,233)	(556,863)

Distributable income	2,288,694	8,380,314	4,958,484	15,146,592

Distributions declared	(2,288,694)	(8,380,314)	(4,958,484)	(15,146,592)

Trust corpus, end of period	$16,922,528	$17,830,889	$16,922,528	$17,830,889

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value on February 12, 1991, the creation date of the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $44,177,921 as of June 30, 2009 and $43,844,688 as of December 31, 2008.

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

Significantly lower oil prices and elevated costs caused costs to exceed revenues on properties underlying the Texas working interest for January through April 2009 and on properties underlying the Oklahoma working interest for February through April 2009. However, these excess costs did not reduce net proceeds from the remaining conveyances. XTO Energy advised the trustee that increased oil prices and decreased costs led to the partial recovery of excess costs, plus accrued interest, on the properties underlying the Texas and Oklahoma working interests during second quarter 2009. Remaining excess costs totaled $125,672 ($94,254 net to the trust) on properties underlying the Texas working interest and $274,363 ($205,772 net to the trust) on properties underlying the Oklahoma working interest at the end of second quarter 2009.

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

Distributable Income

Quarter

For the quarter ended June 30, 2009, net profits income was $2,389,205 compared to $8,528,354 for second quarter 2008. This 72% decrease in net profits income is the result of lower oil and gas prices, lawsuit settlement proceeds included in second quarter 2008 and lower oil and gas production. See “Net Profits Income” and “Other Proceeds” below.

After considering interest income of $82 and administration expense of $100,593, distributable income for the quarter ended June 30, 2009 was $2,288,694, or $0.381449 per unit of beneficial interest. Changes in interest income are attributable to fluctuations in net profits income and interest rates. Administrative expense for the quarter decreased 34% from the prior year quarter primarily because of the timing of expenditures. For second quarter 2008, distributable income was $8,380,314, or $1.396719 per unit. Distributions to unitholders for the quarter ended June 30, 2009 were:

Record Date	Payment Date	Distribution per Unit
April 30, 2009	May 14, 2009	$0.117955
May 29, 2009	June 12, 2009	0.124749
June 30, 2009	July 14, 2009	0.138745

		$0.381449

Six Months

For the six months ended June 30, 2009, net profits income was $5,194,504 compared to $15,414,208 for the same 2008 period. This 66% decrease in net profits income is the result of lower oil and gas prices, lawsuit settlement proceeds included in the first six months of 2008 and lower oil and gas production. See “Net Profits Income” and “Other Proceeds” below.

After considering interest income of $154 and administration expense of $236,174, distributable income for the six months ended June 30, 2009 was $4,958,484, or $0.826414 per unit of beneficial interest. Changes in interest income are attributable to fluctuations in net profits income and interest rates. Administrative expense for the six months ended June 30, 2009 decreased 15% from the prior year six-month period primarily because of the timing of expenditures. For the six months ended June 30, 2008, distributable income was $15,146,592, or $2.524432 per unit.

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

The following is a summary of the calculation of net profits income received by the trust:

	Three Months			Six Months
	Ended June 30 (a)		Increase	Ended June 30 (a)		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
Sales Volumes
Oil (Bbls) (b)
Underlying properties	54,260	58,851	(8)%	110,891	116,470	(5)%
Average per day	610	654	(7)%	613	640	(4)%
Net profits interests	16,527	34,713	(52)%	30,897	67,500	(54)%

Gas (Mcf) (b)
Underlying properties	471,287	547,615	(14)%	976,014	1,051,374	(7)%
Average per day	5,237	6,018	(13)%	5,363	5,745	(7)%
Net profits interests	415,004	468,719	(11)%	850,789	917,093	(7)%

Average Sales Prices
Oil (per Bbl)	$40.08	$94.30	(57)%	$40.81	$90.00	(55)%
Gas (per Mcf) (c)(d)	$5.37	$11.67	(54)%	$5.76	$11.13	(48)%

Revenues
Oil sales	$2,175,015	$5,549,772	(61)%	$4,525,359	$10,481,868	(57)%
Gas sales (c)(d)	2,532,645	6,390,629	(60)%	5,619,955	11,704,312	(52)%

Total Revenues	4,707,660	11,940,401	(61)%	10,145,314	22,186,180	(54)%

Costs
Taxes, transportation and other	754,740	1,216,499	(38)%	1,661,650	2,373,487	(30)%
Production expense (e)	1,149,792	1,339,012	(14)%	2,677,367	2,283,528	17%
Development costs	107,603	425,536	(75)%	422,464	779,197	(46)%
Excess costs (f)	40,853	—	—	(400,035)	—	—

Total Costs	2,052,988	2,981,047	(31)%	4,361,446	5,436,212	(20)%

Other Proceeds
Interest income (c)(d)	—	812,161	(100)%	—	1,024,815	(100)%

Net Proceeds	$2,654,672	$9,771,515	(73)%	$5,783,868	$17,774,783	(67)%

Net Profits Income	$2,389,205	$8,528,354	(72)%	$5,194,504	$15,414,208	(66)%

(a)	Because of the interval between time of production and receipt of royalty income by the trust, (1) oil and gas sales for the quarter ended June 30 generally represent oil production for the period February through April and gas production for the period January through March and (2) oil and gas sales for the six-months ended June 30 generally represent oil production for the period November through April and gas production for the period October through March.
(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. Changes in any of these factors may result in disproportionate fluctuations in volumes allocated to the net profits interests. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.
(c)	In second quarter 2008, $1,602,880 was received related to a lawsuit settlement for underpayment of royalties on certain San Juan Basin properties. Interest income for the quarter includes interest of $675,899 from the settlement and $136,262 reallocated from a settlement received in first quarter 2008. These settlements increased the average gas sales price by $1.44 for the quarter ended June 30, 2008. The second quarter settlement, net to trust, was $1,442,592, or $0.24 per unit.
(d)	In the six-months ended June 30, 2008, $2,430,326 was received related to lawsuit settlements for underpayment of royalties on certain San Juan Basin properties. Included in these settlements was interest of $1,024,815. These settlements increased the average gas sales price by $1.33 for the six-months ended June 30, 2008. The total settlements, net to trust, was $2,187,294, or $0.36 per unit.
(e)	Production expense is primarily from seven working interest properties in the 75% net profits interest. Six of these properties are not operated by XTO Energy. Production expense includes an overhead charge which is deducted and retained by XTO Energy. As of June 30, 2009, this charge was $34,055 per month (including a monthly overhead charge of $2,879 which XTO Energy deducts as operator of the Penwell Unit) and is subject to adjustment each May based on an oil and gas industry index.
(f)	See note 4 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from second quarter 2008 to second quarter 2009 and from the first six months of 2008 to the comparable period in 2009:

Sales Volumes

Oil

Oil sales volumes decreased 8% for second quarter 2009 and 5% for the first six months of 2009 as compared with the same 2008 periods primarily because of natural production decline and the timing of cash receipts, partially offset by increased production from new wells and workovers.

Gas

Gas sales volumes decreased 14% for second quarter 2009 and 7% for the first six months of 2009 as compared with the same 2008 periods primarily because of the timing of cash receipts and natural production decline, partially offset by increased production from new wells and workovers.

Sales Prices

Oil

The average oil price decreased 57% to $40.08 per Bbl for the second quarter and 55% to $40.81 per Bbl for the six-month period. Lower demand as a result of the global economic situation and rising crude oil supplies caused oil prices to decline in the first quarter of 2009. However, signs of possible economic improvement have resulted in higher recent oil prices. Oil prices are expected to remain volatile. The second quarter 2009 oil price is primarily related to production from February through April 2009, when the average NYMEX price was $46.01 per Bbl. The average NYMEX price for May and June 2009 was $64.51 per Bbl. At July 14, 2009, the average NYMEX futures price for the following twelve months was $63.91 per Bbl. Recent trust oil prices have averaged approximately 16% lower than the NYMEX price.

Gas

Gas prices for the second quarter decreased 54% to $5.37 per Mcf and for the six-month period decreased 48% to $5.76 per Mcf. Excluding the effects of the lawsuit settlement in first and second quarters 2008, the average gas price was $10.23 per Mcf in second quarter 2008 and $9.80 per Mcf for the first six months of 2008. See “Other Proceeds” below. Due to concerns of oversupply from shale gas development, declining demand due to the U.S. recession and increased gas storage, gas prices have declined. Prices will continue to be affected by the level of North American production, weather, oil prices, the U.S. economy, storage levels and import levels of liquified natural gas. Natural gas prices are expected to remain volatile. The second quarter 2009 gas price is primarily related to production from January through March 2009, when the average NYMEX price was $4.89 per MMBtu. The average NYMEX price for May and June 2009 was $3.43 per MMBtu. At July 14, 2009, the average NYMEX futures price for the following twelve months was $4.86 per MMBtu. Recent trust gas prices have been approximately 10% higher than the NYMEX price.

Costs

Taxes, Transportation and Other

Taxes, transportation and other decreased 38% for the second quarter and 30% for the six-month period primarily because of decreased production taxes related to lower oil and gas revenues, partially offset by increased other deductions. In addition, decreased taxes, transportation and other costs for the six-month period was partially offset by higher property taxes.

Production Expense

Production expense was 14% lower for the second quarter primarily because of the timing of expenditures and decreased power and fuel costs, partially offset by increased repairs and maintenance, carbon dioxide injection and overhead costs on nonoperated properties. Production expense was 17% higher for the six-month period primarily because of increased overhead, repairs and maintenance and carbon dioxide injection costs, partially offset by the timing of expenditures.

Development

Development costs decreased 75% for the second quarter and 46% for the six-month period primarily because of decreased activity and costs related to Texas and Oklahoma properties underlying the 75% net profits interests.

Excess Costs

Significantly lower oil prices and elevated costs caused costs to exceed revenues on properties underlying the Texas working interest for January through April 2009 and on properties underlying the Oklahoma working interest for February through April 2009. However, these excess costs did not reduce net proceeds from the remaining conveyances. XTO Energy advised the trustee that increased oil prices and decreased costs led to the partial recovery of excess costs, plus accrued interest, on the properties underlying the Texas and Oklahoma working interests during second quarter 2009. Remaining excess costs totaled $125,672 ($94,254 net to the trust) on properties underlying the Texas working interest and $274,363 ($205,772 net to the trust) on properties underlying the Oklahoma working interest at the end of second quarter 2009.

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

Currently, cash held by the trustee as a reserve for liabilities and for the payment of expenses and distributions to unitholders is invested in Bank of America, N.A. certificates of deposit which are backed by the good faith and credit of Bank of America, N.A., but are only insured by the Federal Deposit Insurance Corporation up to $250,000. Each unitholder should independently assess the creditworthiness of Bank of America, N.A. For more information about the credit rating of Bank of America, N.A., please refer to its periodic filings with the SEC. The trust does not lend money and has limited ability to borrow money, which the trustee believes limits the trust’s risk from the current tightening of credit markets. The trust’s future royalty income, however, may be subject to risks relating to the creditworthiness of the operators of the underlying properties and other purchasers of crude oil and natural gas produced from the underlying properties, as well as risks associated with fluctuations in the price of crude oil and natural gas. See “Item 1A — Risk Factors — Cash held by the trustee is not fully insured by the Federal Deposit Insurance Corporation, and future royalty income may be subject to risks relating to the creditworthiness of third parties.” Information contained in Bank of America, N.A.’s periodic filings with the SEC is not incorporated by reference into this quarterly report on Form 10-Q and should not be considered part of this report or any other filing that the trust makes with the SEC.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the trustee carried out an evaluation of the effectiveness of the trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the trustee concluded that the trust’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the trust in the reports that it files or submits under the Securities Exchange Act of 1934 and are effective in ensuring that information required to be disclosed by the trust in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the trustee to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the trustee has relied, to the extent considered reasonable, on information provided by XTO Energy. There has not been any change in the trust’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the trust’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Not applicable.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes in the risk factors disclosed under Part I, Item 1A of the trust’s annual report on Form 10-K for the year ended December 31, 2008.

Cash held by the trustee is not fully insured by the Federal Deposit Insurance Corporation, and future royalty income may be subject to risks relating to the creditworthiness of third parties.

Currently, cash held by the trustee as a reserve for liabilities and for the payment of expenses and distributions to unitholders is invested in Bank of America, N.A. certificates of deposit which are backed by the good faith and credit of Bank of America, N.A., but are only insured by the Federal Deposit Insurance Corporation up to $250,000. Each unitholder should independently assess the creditworthiness of Bank of America, N.A. For more information about the credit rating of Bank of America, N.A., please refer to its periodic filings with the SEC. The trust does not lend money and has limited ability to borrow money, which the trustee believes limits the trust’s risk from the current tightening of credit markets. The trust’s future royalty income, however, may be subject to risks relating to the creditworthiness of the operators of the underlying properties and other purchasers of crude oil and natural gas produced from the underlying properties, as well as risks associated with fluctuations in the price of crude oil and natural gas. Information contained in Bank of America, N.A.’s periodic filings with the SEC is not incorporated by reference into this quarterly report on Form 10-Q and should not be considered part of this report or any other filing that the trust makes with the SEC.

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

CROSS TIMBERS ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

XTO ENERGY INC.

Date: July 21, 2009	By	/S/ LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President and Chief Financial Officer