Form 10-Q
period 2009-09-30
CROSS TIMBERS ROYALTY TRUST
filed 2009-10-27
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Outstanding as of October 1, 2009

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

90% net profits interests B interests that entitle the trust to receive 90% of the net proceeds from the underlying properties that are royalty or overriding royalty interests in Texas, Oklahoma and New Mexico

75% net profits interests B interests that entitle the trust to receive 75% of the net proceeds from the underlying properties that are working interests in Texas and Oklahoma

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

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at September 30, 2009, and the distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2009 and 2008, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of America, N.A., as Trustee

  for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of September 30, 2009 and the related condensed statements of distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2009 and 2008. These condensed financial statements are the responsibility of the trustee.

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

KPMG LLP

Fort Worth, Texas
October 26, 2009

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	September 30, 2009	December 31, 2008
ASSETS	(Unaudited)

Cash and short-term investments	$1,162,331	$1,514,797

Interest to be received	13	467

Net profits interests in oil and gas properties - net (Note 1)	16,669,252	17,255,761

	$17,831,596	$18,771,025

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$1,162,344	$1,515,264

Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	16,669,252	17,255,761

	$17,831,596	$18,771,025

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008

Net profits income	$2,894,511	$9,163,997	$8,089,015	$24,578,205

Interest income	29	7,221	183	18,255

Total income	2,894,540	9,171,218	8,089,198	24,596,460

Administration expense	129,458	57,008	365,632	335,658

Distributable income	$2,765,082	$9,114,210	$7,723,566	$24,260,802

Distributable income per unit (6,000,000 units)	$0.460847	$1.519035	$1.287261	$4.043467

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008

Trust corpus, beginning of period	$16,922,528	$17,830,889	$17,255,761	$18,387,752

Amortization of net profits interests	(253,276)	(305,668)	(586,509)	(862,531)

Distributable income	2,765,082	9,114,210	7,723,566	24,260,802

Distributions declared	(2,765,082)	(9,114,210)	(7,723,566)	(24,260,802)

Trust corpus, end of period	$16,669,252	$17,525,221	$16,669,252	$17,525,221

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

In May 2009, the Financial Accounting Standards Board established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new rule sets forth the period after the balance sheet date during which management should evaluate any events or transactions for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize such events or transactions in its financial statements, and the disclosures that an entity should make about such events or transactions. We have evaluated subsequent events through October 26, 2009.

In December 2008, the Securities and Exchange Commission (SEC) released Final Rule, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements call for companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. The effect of adopting the SEC rule has not been determined, but it is not expected to have a significant effect on the trust’s reported financial position or distributable income.

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value on February 12, 1991, the creation date of the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $44,431,197 as of September 30, 2009 and $43,844,688 as of December 31, 2008.

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

Significantly lower oil prices and elevated costs caused costs to exceed revenues on properties underlying the Texas working interest for January through April 2009 and on properties underlying the Oklahoma working interest for February through April 2009. However, these excess costs did not reduce net proceeds from the remaining conveyances. XTO Energy advised the trustee that increased oil prices and decreased costs led to the full recovery of excess costs, plus accrued interest, during third quarter 2009, on properties underlying the Texas and Oklahoma working interests. Excess costs, plus accrued interest, recovered during third quarter 2009 totaled $128,359 ($96,269 net to the trust) on properties underlying the Texas working interest and $278,671 ($209,003 net to the trust) on properties underlying the Oklahoma working interest. Interest paid on these excess costs totaled $6,995 ($5,246 net to the trust) for the nine months ended September 30, 2009.

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

Distributable Income

Quarter

For the quarter ended September 30, 2009, net profits income was $2,894,511 compared to $9,163,997 for third quarter 2008. This 68% decrease in net profits income is primarily the result of lower oil and gas prices, recovery of excess costs, plus accrued interests, on the Texas and Oklahoma working interests properties in third quarter 2009 and increased production expense, partially offset by lower taxes, transportation and other costs and lower development costs. See “Net Profits Income” and “Excess Costs” below.

After considering interest income of $29 and administration expense of $129,458, distributable income for the quarter ended September 30, 2009 was $2,765,082, or $0.460847 per unit of beneficial interest. Changes in interest income are attributable to fluctuations in net profits income and interest rates. Administrative expense for the quarter increased 127% primarily because of the timing of expenditures. For third quarter 2008, distributable income was $9,114,210, or $1.519035 per unit. Distributions to unitholders for the quarter ended September 30, 2009 were:

Record Date	Payment Date	Distribution per Unit
July 31, 2009	August 14, 2009	$0.107027
August 31, 2009	September 15, 2009	0.160096
September 30, 2009	October 15, 2009	0.193724

		$0.460847

Nine Months

For the nine months ended September 30, 2009, net profits income was $8,089,015 compared to $24,578,205 for the same 2008 period. This 67% decrease in net profits income is primarily the result of lower oil and gas prices, lawsuit settlement proceeds included in the first nine months of 2008, increased production expense and decreased oil and gas sales volumes, partially offset by lower taxes, transportation and other costs and lower development costs. See “Net Profits Income” and “Other Proceeds” below.

After considering interest income of $183 and administration expense of $365,632, distributable income for the nine months ended September 30, 2009 was $7,723,566, or $1.287261 per unit of beneficial interest. Changes in interest income are attributable to fluctuations in net profits income and interest rates. Administrative expense for the nine months ended September 30, 2009 increased 9% from the prior year nine-month period primarily because of the timing of expenditures. For the nine months ended September 30, 2008, distributable income was $24,260,802, or $4.043467 per unit.

Net Profits Income

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy and generally two months after oil production and three months after gas production. Net profits income is generally affected by three major factors:

-	oil and gas sales volumes,

-	oil and gas sales prices, and

-	costs deducted in the calculation of net profits income.

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

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended September 30 (a)		Increase (Decrease)	Nine Months Ended September 30 (a)		Increase (Decrease)
	2009	2008		2009	2008
Sales Volumes
Oil (Bbls) (b)
Underlying properties	55,548	56,223	(1%)	166,439	172,693	(4%)
Average per day	604	611	(1%)	610	630	(3%)
Net profits interests	19,121	35,749	(47%)	50,018	103,249	(52%)

Gas (Mcf) (b)
Underlying properties	507,886	527,589	(4%)	1,483,900	1,578,963	(6%)
Average per day	5,581	5,798	(4%)	5,436	5,763	(6%)
Net profits interests	444,683	468,863	(5%)	1,295,472	1,385,956	(7%)

Average Sales Prices
Oil (per Bbl)	$56.90	$123.68	(54%)	$46.18	$100.96	(54%)
Gas (per Mcf) (c)	$5.34	$12.69	(58%)	$5.61	$11.65	(52%)

Revenues
Oil sales	$3,160,874	$6,953,498	(55%)	$7,686,233	$17,435,366	(56%)
Gas sales (c)	2,711,361	6,694,294	(59%)	8,331,316	18,398,606	(55%)

Total Revenues	5,872,235	13,647,792	(57%)	16,017,549	35,833,972	(55%)

Costs
Taxes, transportation and other	852,440	1,531,571	(44%)	2,514,090	3,905,058	(36%)
Production expense (d)	1,268,146	989,266	28%	3,945,513	3,272,794	21%
Development costs	79,665	413,713	(81%)	502,129	1,192,910	(58%)
Excess cost (e)	407,030	-	-	6,995	-	-

Total Costs	2,607,281	2,934,550	(11%)	6,968,727	8,370,762	(17%)

Other Proceeds
Interest Income (c)	-	-	-	-	1,024,815	(100%)

Net Proceeds	$3,264,954	$10,713,242	(70%)	$9,048,822	$28,488,025	(68%)

Net Profits Income	$2,894,511	$9,163,997	(68%)	$8,089,015	$24,578,205	(67%)

(a)	Because of the interval between time of production and receipt of royalty income by the trust, (1) oil and gas sales for the quarter ended September 30 generally represent oil production for the period May through July and gas production for the period April through June and (2) oil and gas sales for the nine months ended September 30 generally represent oil production for the period November through July and gas production for the period October through June.

(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. Changes in any of these factors may result in disproportionate fluctuations in volumes allocated to the net profits interests. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)	In the nine-months ended September 30, 2008, $2,430,326 was received related to lawsuit settlements for underpayment of royalties on certain San Juan Basin properties. Included in these settlements was interest of $1,024,815. These settlements increased the average gas sales price by $0.89 for the nine-months ended September 30, 2008. The total settlements, net to trust, were $2,187,294, or $0.36 per unit. See Note 3 to Consolidated Financial Statements.

(d)	Production expense is primarily from seven working interest properties in the 75% net profits interest. Six of these properties are not operated by XTO Energy. Production expense includes an overhead charge which is deducted and retained by XTO Energy. As of September 30, 2009, this charge was $33,919 per month (including a monthly overhead charge of $2,743 which XTO Energy deducts as operator of the Penwell Unit) and is subject to adjustment each May based on an oil and gas industry index.

(e)	See Note 4 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from third quarter 2008 to third quarter 2009 and from the first nine months of 2008 to the comparable period in 2009:

Sales Volumes

Oil

Oil sales volumes decreased 1% for third quarter 2009 and 4% for the first nine months of 2009 as compared with the same 2008 periods primarily because of the timing of cash receipts and natural production decline, partially offset by increased production from new wells and workovers.

Gas

Gas sales volumes decreased 4% for third quarter 2009 and 6% for the first nine months of 2009 as compared with the same 2008 periods. Decreased gas sales volumes for the quarter are primarily because of net prior period adjustments in 2009 and natural production decline, partially offset by the timing of cash receipts and increased production from new wells and workovers. Decreased gas sales volumes for the nine-month period are primarily because of the timing of cash receipts, natural production decline and net prior period adjustments in 2009, partially offset by increased production from new wells and workovers.

Sales Prices

Oil

The average oil price decreased 54% to $56.90 per Bbl for the third quarter and 54% to $46.18 per Bbl for the nine-month period. Lower demand as a result of the global economic situation and rising crude oil supplies caused oil prices to decline in the first part of 2009. However, signs of possible economic improvement have resulted in higher recent oil prices. Oil prices are expected to remain volatile. The third quarter 2009 oil price is primarily related to production from May through July 2009, when the average NYMEX price was $64.49 per Bbl. The average NYMEX price for August and September 2009 was $70.16 per Bbl. At October 15, 2009, the average NYMEX futures price for the following twelve months was $80.02 per Bbl. Recent trust oil prices have averaged approximately 12% lower than the NYMEX price.

Gas

Gas prices for the third quarter decreased 58% to $5.34 per Mcf and for the nine-month period decreased 52% to $5.61 per Mcf. Excluding the effects of the lawsuit settlement in the first nine months of 2008, the average gas price was $10.76 per Mcf. See “Other Proceeds” below. Due to higher than average gas in storage caused by shale gas development and declining demand due to the U.S. recession, gas prices have declined. Prices will continue to be affected by the level of North American production, weather, oil prices, the U.S. economy, storage levels and import levels of liquified natural gas. Natural gas prices are expected to remain volatile. The third quarter 2009 gas price is primarily related to production from April through June 2009, when the average NYMEX price was $3.50 per MMBtu. The average NYMEX price for July and August 2009 was $3.66 per MMBtu. At October 15, 2009, the average NYMEX futures price for the following twelve months was $5.75 per MMBtu. Recent trust gas prices have been approximately 31% higher than the NYMEX price.

Costs

Taxes, Transportation and Other

Taxes, transportation and other decreased 44% for the third quarter and 36% for the nine-month period primarily because of decreased production taxes related to lower oil and gas revenues, partially offset by increased other deductions as a percentage of oil and gas revenues.

Production

Production expense increased 28% for the third quarter and 21% for the first nine months of 2009 primarily due to increased overhead costs on nonoperated properties and increased outside operated costs, repairs and maintenance and carbon dioxide injection costs.

Development

Development costs decreased 81% for the third quarter and 58% for the nine-month period primarily because of decreased activity and costs related to Texas and Oklahoma properties underlying the 75% net profits interests.

Excess Costs

Significantly lower oil prices and elevated costs caused costs to exceed revenues on properties underlying the Texas working interest for January through April 2009 and on properties underlying the Oklahoma working interest for February through April 2009. However, these excess costs did not reduce net proceeds from the remaining conveyances. XTO Energy advised the trustee that increased oil prices and decreased costs led to the full recovery of excess costs, plus accrued interest, during third quarter 2009, on properties underlying the Texas and Oklahoma working interests. Excess costs, plus accrued interest, recovered during third quarter 2009 totaled $128,359 ($96,269 net to the trust) on properties underlying the Texas working interest and $278,671 ($209,003 net to the trust) on properties underlying the Oklahoma working interest. Interest paid on these excess costs totaled $6,995 ($5,246 net to the trust) for the nine months ended September 30, 2009.

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

New Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new rule sets forth the period after the balance sheet date during which management should evaluate any events or transactions for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize such events or transactions in its financial statements, and the disclosures that an entity should make about such events or transactions. We have evaluated subsequent events through October 26, 2009.

In December 2008, the Securities and Exchange Commission (SEC) released Final Rule, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements call for companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. The effect of adopting the SEC rule has not been determined, but it is not expected to have a significant effect on the trust’s reported financial position or distributable income.

Forward-Looking Statements

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements regarding the net profits interests, underlying properties, development activities, development, production and other costs and expenses, oil and gas prices and differentials to NYMEX prices, distributions to unitholders, and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2008, which is incorporated by this reference as though fully set forth herein. Although XTO Energy and the trustee believe that the expectations reflected in such forward-looking statements are reasonable, neither XTO Energy nor the trustee can give any assurance that such expectations will prove to be correct.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the trust’s market risks from the information disclosed in Part II, Item 7A of the trust’s annual report on Form 10-K for the year ended December 31, 2008 other than the addition of the market risk described below:

Currently, cash held by the trustee as a reserve for liabilities and for the payment of expenses and distributions to unitholders is invested in Bank of America, N.A. certificates of deposit which are backed by the good faith and credit of Bank of America, N.A., but are only insured by the Federal Deposit Insurance Corporation up to $250,000. Each unitholder should independently assess the creditworthiness of Bank of America, N.A. For more information about the credit rating of Bank of America, N.A., please refer to its periodic filings with the SEC. The trust does not lend money and has limited ability to borrow money, which the trustee believes limits the trust’s risk from the currently tight credit markets. The trust’s future royalty income, however, may be subject to risks relating to the creditworthiness of the operators of the underlying properties and other purchasers of crude oil and natural gas produced from the underlying properties, as well as risks associated with fluctuations in the price of crude oil and natural gas. See “Item 1A — Risk Factors — Cash held by the trustee is not fully insured by the Federal Deposit Insurance Corporation, and future royalty income may be subject to risks relating to the creditworthiness of third parties.” Information contained in Bank of America, N.A.’s periodic filings with the SEC is not incorporated by reference into this quarterly report on Form 10-Q and should not be considered part of this report or any other filing that the trust makes with the SEC.

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

Currently, cash held by the trustee as a reserve for liabilities and for the payment of expenses and distributions to unitholders is invested in Bank of America, N.A. certificates of deposit which are backed by the good faith and credit of Bank of America, N.A., but are only insured by the Federal Deposit Insurance Corporation up to $250,000. Each unitholder should independently assess the creditworthiness of Bank of America, N.A. For more information about the credit rating of Bank of America, N.A., please refer to its periodic filings with the SEC. The trust does not lend money and has limited ability to borrow money, which the trustee believes limits the trust’s risk from the currently tight credit markets. The trust’s future royalty income, however, may be subject to risks relating to the creditworthiness of the operators of the underlying properties and other purchasers of crude oil and natural gas produced from the underlying properties, as well as risks associated with fluctuations in the price of crude oil and natural gas. Information contained in Bank of America, N.A.’s periodic filings with the SEC is not incorporated by reference into this quarterly report on Form 10-Q and should not be considered part of this report or any other filing that the trust makes with the SEC.

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

CROSS TIMBERS ROYALTY TRUST By BANK OF AMERICA, N.A., TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

XTO ENERGY INC.

Date: October 27, 2009	By	/S/ LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President and Chief Financial Officer