Form 10-K
period 2009-12-31
CROSS TIMBERS ROYALTY TRUST
filed 2010-02-23
CIK 881787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009	Commission file number 1-10982

Cross Timbers Royalty Trust

(Exact name of registrant as specified in the Cross Timbers Royalty Trust Indenture)

Texas	75-6415930
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒

The aggregate market value of the units of beneficial interest of the trust, based on the closing price on the New York Stock Exchange as of June 30, 2009 (the last business day of its most recently completed second fiscal quarter), held by non-affiliates of the registrant on that date was approximately $140 million.

At February 16, 2010, there were 6,000,000 units of beneficial interest of the trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Listed below is the only document parts of which are incorporated herein by reference and the parts of this report into which the document is incorporated:

None

CROSS TIMBER ROYALTY TRUST

2009 ANNUAL REPORT ON FORM 10-K

Glossary of Terms

The following is a glossary of certain defined terms used in this Annual Report on Form 10-K.

GLOSSARY

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

90% net profits interests—interests that entitle the trust to receive 90% of the net proceeds from the underlying properties that are royalty or overriding royalty interests in Texas, Oklahoma and New Mexico

75% net profits interests—interests that entitle the trust to receive 75% of the net proceeds from the underlying properties that are working interests in Texas and Oklahoma

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

The conveyance of these net profits interests was effective for production from October 1, 1990. The net profits interests and the underlying properties are further described under Item 2, Properties.

In exchange for the net profits interests conveyed to the trust, the predecessors of XTO Energy received 6,000,000 units of beneficial interest of the trust. Predecessors of XTO Energy distributed units to their owners in February 1991 and November 1992, and in February 1992, sold units in the trust’s initial public offering. Units are listed and traded on the New York Stock Exchange under the symbol “CRT.” XTO Energy currently is not a unitholder of the trust.

Under the terms of each of the five conveyances, the trust receives net profits income from the net profits interests generally on the last business day of each month. Net profits income is determined by XTO Energy by multiplying the net profit percentage (90% or 75%) times net proceeds from the underlying properties for each conveyance during the previous month. Net proceeds are the gross proceeds received from the sale of production, less “production costs”, as defined in the conveyances. For the 90% net profits interests and the 75% net profits interests, production costs generally include applicable property taxes, transportation, marketing and other charges. For the 75% net profits interests only, production costs also include capital and operating costs paid (e.g., drilling, production and other direct costs of owning and operating the property) and a monthly overhead charge that is adjusted annually. The monthly overhead charge at December 31, 2009 was $33,810 ($25,358 net to the trust). XTO Energy also deducts an overhead charge as operator of the Penwell Unit. As of December 31, 2009, monthly overhead attributable to the Penwell Unit was $2,635 ($1,976 net to the trust). If production costs exceed gross proceeds for any conveyance, this excess is carried forward to future monthly computations of net proceeds until the excess costs (plus interest accrued as specified in the conveyances) are completely recovered. Excess production costs and related accrued interest from one conveyance cannot be used to reduce net proceeds from any other conveyance.

Costs exceeded revenues on properties underlying the Texas working interest for January through April 2009 and on properties underlying the Oklahoma working interest for February through April 2009. For further information on excess costs, see Trustee’s Discussion and Analysis of Financial Condition and Results of Operations, under Item 7.

The trust is not liable for any production costs or liabilities attributable to the underlying properties. If at any time the trust receives net profits income in excess of the amount due, the trust is not obligated to return the overpayment, but net profits income payable to the trust for the next month will be reduced by the overpayment, plus interest at the prime rate.

Approximately 20 of the underlying royalty interests in the San Juan Basin burden working interests in properties operated by XTO Energy. XTO Energy also operates the Penwell Unit which is one of the properties underlying the Texas 75% net profits interests. Other than these properties, XTO Energy does not operate or control any of the underlying properties or related working interests.

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

On December 13, 2009, XTO Energy entered into a definitive merger agreement with Exxon Mobil Corporation under which XTO Energy would become a wholly owned subsidiary of ExxonMobil. The completion of this merger is subject to certain conditions, including approval of the merger agreement by XTO Energy stockholders and certain government and regulatory approvals. The merger is not expected to have a material effect on trust annual distributable income, financial position or liquidity. The merger is expected to close in the second quarter of 2010.

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

Approximately 65% of the net profits income received by the trust during 2009, as well as 69% of the estimated proved reserves of the net profits interests at December 31, 2009 (based on estimated future net cash flows using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period), is attributable to natural gas. There is generally a greater demand for gas during the winter. Otherwise, trust income is not subject to seasonal factors, nor dependent upon patents, licenses, franchises or concessions. The trust conducts no research activities.

Item 1A.	Risk Factors

The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by the trustee from time to time. Such factors, among others, may have a material adverse effect upon the trust’s financial condition, distributable income and changes in trust corpus.

The following discussion of risk factors should be read in conjunction with the financial statements and related notes included under Item 8, Financial Statements and Supplementary Data. Because of these and other factors, past financial performance should not be considered an indication of future performance.

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

Production expense and development costs are deducted in the calculation of the trust’s share of net proceeds from properties underlying the 75% net profits interests. Accordingly, higher or lower production expense and development costs, without concurrent changes in revenue, will directly decrease or increase the amount received by the trust for its 75% net profits interests. If development costs and production expense for properties underlying the 75% net profits in a particular state exceed the production proceeds from the properties (as was the case with respect to the properties underlying the Texas working interest for January through April 2009 and the properties underlying the Oklahoma working interest for February through April 2009), the trust will not receive net proceeds for those properties until future proceeds from production in that state exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs.

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

Currently, cash held by the trustee as a reserve for liabilities and for the payment of expenses and distributions to unitholders is invested in Bank of America, N.A. certificates of deposit which are backed by the good faith and credit of Bank of America, N.A., but are only insured by the Federal Deposit Insurance

Corporation up to $250,000. Each unitholder should independently assess the creditworthiness of Bank of America, N.A. For more information about the credit rating of Bank of America, N.A., please refer to its periodic filings with the SEC. The trust does not lend money and has limited ability to borrow money, which the trustee believes limits the trust’s risk from the currently tight credit markets. The trust’s future royalty income, however, may be subject to risks relating to the creditworthiness of the operators of the underlying properties and other purchasers of crude oil and natural gas produced from the underlying properties, as well as risks associated with fluctuations in the price of crude oil and natural gas. Information contained in Bank of America, N.A.’s periodic filings with the SEC is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report or any other filing that the trust makes with the SEC.

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

Terrorist attacks and the threat of terrorist attacks, whether domestic or foreign, as well as military or other actions taken in response, cause instability in the global financial and energy markets. Terrorism and other geopolitical hostilities could adversely affect trust distributions or the market price of the trust units in unpredictable ways, including through the disruption of fuel supplies and markets, increased volatility in oil and natural gas prices, or the possibility that the infrastructure on which the operators of the underlying properties rely could be a direct target or an indirect casualty of an act of terror.

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

On December 13, 2009, XTO Energy entered into a definitive merger agreement with Exxon Mobil Corporation under which XTO Energy would become a wholly owned subsidiary of ExxonMobil. The completion of this merger is subject to certain conditions, including approval of the merger agreement by XTO Energy stockholders and certain government and regulatory approvals. The merger is not expected to have a material effect on trust annual distributable income, financial position or liquidity. The merger is expected to close in the second quarter of 2010.

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

Drilling oil and natural gas wells involves numerous risks, including the risk that commercially productive oil and natural gas reservoirs are not encountered. The presence of unanticipated pressures or irregularities in formations, miscalculations or accidents may cause drilling activities to be unsuccessful. In addition, there is often uncertainty as to the future cost or timing of drilling, completing and operating wells. Further, development activities may be curtailed, delayed or canceled as a result of a variety of factors, including:

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

As of December 31, 2009, the trust did not have any unresolved Securities and Exchange Commission staff comments.

Item 2.	Properties

The net profits interests are the principal asset of the trust. The trustee cannot acquire any other asset, with the exception of certain short-term investments as specified under Item 1, Business. The trustee is prohibited from selling any portion of the net profits interests unless approved by at least 80% of the unitholders or at such time as trust gross revenue is less than $1 million for two successive years.

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

The underlying properties include over 2,900 producing properties with established production histories in Texas, Oklahoma and New Mexico. The average reserve-to-production index for the underlying properties as of December 31, 2009 is approximately 12 years. This index is calculated using total proved reserves and estimated 2010 production for the underlying properties. The projected 2010 production is from proved developed producing reserves as of December 31, 2009. Based on estimated future net cash flows at 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, the proved reserves of the underlying properties are approximately 31% oil and 69% natural gas. The underlying properties also include certain nonproducing properties in Texas, Oklahoma and New Mexico that are primarily mineral interests.

Producing Acreage, Wells and Drilling

90% Net Profits Interests Underlying Royalties. Royalty and overriding royalty properties underlying the 90% net profits interests represent 84% of the discounted future net cash flows from trust proved reserves at December 31, 2009. Approximately 79% of the discounted future net cash flows from the 90% net profits interests is from gas reserves, totaling 25.6 Bcf. Oil reserves allocated to the 90% net profits interests are primarily located in West Texas and are estimated to be 503,000 Bbls at December 31, 2009.

The underlying royalties are royalty and overriding royalty interests primarily located in mature producing oil and gas fields. The most significant producing region in which the underlying royalties are located is the San Juan Basin in northwestern New Mexico. The San Juan Basin royalties gas production accounted for approximately 73% of the trust’s gas sales volumes and 44% of the net profits income for 2009. The trust’s estimated proved gas reserves from this region totaled 21.1 Bcf at December 31, 2009, or approximately 82% of trust total gas reserves at that date. XTO Energy estimates that underlying royalties in the San Juan Basin include more than 4,614 gross (approximately 47 net) wells, covering almost 60,000 gross acres. Approximately half of these wells are operated by BP America Production Company or ConocoPhillips. Production from conventional gas wells is primarily from the Dakota, Mesaverde and Pictured Cliffs formations.

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

The underlying royalties contain approximately 225,373 gross (approximately 31,914 net) producing acres. Well counts for the underlying royalties cannot be provided because information regarding the number of wells on royalty properties is generally not made available to royalty interest owners.

Because the properties related to the 90% net profits interests are primarily royalty interests and overriding royalty interests, net profits income from these properties is not reduced by production expense or development costs. Additionally, net profits income from these interests cannot be reduced by any excess costs of the 75% net profits interests. The trust, therefore, should generally receive monthly net profits income from these interests, as determined by oil and gas sales volumes and prices.

75% Net Profits Interests Underlying Working Interest Properties. Underlying the 75% net profits interests are working interests in seven large, predominantly oil-producing properties in Texas and Oklahoma operated primarily by established oil companies. These properties are located in mature fields undergoing secondary or tertiary recovery operations. Most of the oil produced from the 75% net profits interest properties is sour oil, which is sold at a decrement to NYMEX sweet crude oil prices. XTO Energy is the operator of the Penwell Unit, which is one of the properties underlying the Texas 75% net profits interests. With the exception of the Penwell Unit, XTO Energy generally has little influence or control over operations on any of these properties.

Proved reserves from the 75% net profits interests are almost entirely oil, estimated to be approximately 353,000 Bbls at year-end 2009. Proved reserves from these interests represent 16% of the discounted future net cash flows of the trust’s proved reserves at December 31, 2009.

The underlying working interest properties are detailed below:

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

The underlying working interest properties consist of 3,843 gross (3,055 net) producing acres. As of December 31, 2009, there were 1,433 gross (62.3 net) productive oil wells and no wells in process of drilling on these properties. There were no wells drilled in 2009, as compared with three gross (0.3 net) wells drilled in 2008 and eleven gross (0.4 net) wells drilled in 2007.

Because these underlying properties are working interests, production expense and development costs are deducted in calculating net profits income from the 75% net profits interests. As a result, net profits income from these interests is affected by the level of maintenance and development activity on these underlying properties. Net profits income is also dependent upon oil and gas sales volumes and prices and is subject to reduction for any prior period excess costs.

Total 2009 development costs were $601,502 down 59% from 2008 development costs of $1,453,290. Development costs were lower in 2009 because of decreased development activity related to Texas and Oklahoma properties underlying the 75% net profits interest. January and February 2010 development costs totaled approximately $56,000, primarily incurred in fourth quarter 2009.

As reported to XTO Energy by unit operators in February of each year, budgeted development costs were $756,000 for 2009 and $1.2 million for 2008. Actual development costs often differ from amounts budgeted because of changes in product prices and other factors that may affect the timing or selection of projects. Also, costs are deducted in the calculation of trust net profits income several months after they are incurred by the operator. Unit operators have reported total budgeted costs, net to the underlying properties, of approximately $585,000 for 2010 and $1.5 million for 2011.

Costs exceeded revenues on properties underlying the Texas working interest for January through April 2009 and on properties underlying the Oklahoma working interest for February through April 2009. There were no excess costs in 2007 or 2008. For information regarding the effect of excess costs on trust net profits income, see Trustee’s Discussion and Analysis of Financial Condition and Results of Operations, under Item 7.

Estimated Proved Reserves and Future Net Cash Flows

The following are proved reserves of the underlying properties, as estimated by independent engineers, and proved reserves and future net cash flows from proved reserves of the net profits interests, based on an allocation of these reserves, at December 31, 2009:

	Underlying Properties		Net Profits Interests
	Proved Reserves (a)		Proved Reserves (a) (b)		Future Net Cash Flows from Proved Reserves (a) (c)
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
(in thousands)					Undiscounted	Discounted
90% Net Profits Interests
San Juan Basin	35	23,392	31	21,053	$81,285	$38,400
Other New Mexico	50	154	45	140	2,883	1,474
Texas	425	3,265	383	2,937	31,552	16,408
Oklahoma	49	1,732	44	1,451	6,744	3,661

Total	559	28,543	503	25,581	122,464	59,943

75% Net Profits Interests
Texas	714	267	183	68	10,029	5,755
Oklahoma	919	155	170	29	8,058	5,328

Total	1,633	422	353	97	18,087	11,083

TOTAL	2,192	28,965	856	25,678	$140,551	$71,026

(a)	Based on 12-month average oil price of $53.92 per Bbl and $4.07 per Mcf for gas, based on the first-day-of-the-month price for each month in the period. Discounted estimated future net cash flows from proved reserves increased 10% from year-end 2008 to 2009, primarily because of a 48% increase in oil prices partially offset by a 5% decrease in natural gas prices.

(b)	Since the trust has defined net profits interests, the trust does not own a specific percentage of the oil and gas reserves. Because trust reserve quantities are determined using an allocation formula, any fluctuations in actual or assumed prices or costs will result in revisions to the estimated reserve quantities allocated to the net profits interests.

(c)	Before income taxes since future net cash flows are not subject to taxation at the trust level. Future net cash flows are discounted at an annual rate of 10%.

Our proved reserves consists of the following:

	Underlying Properties		Net Profits Interests
	Proved Reserves		Proved Reserves
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Proved developed reserves	2,192	28,965	856	25,678
Proved undeveloped reserves	—	—	—	—

Total proved reserves	2,192	28,965	856	25,678

The process of estimating oil and gas reserves is complex and requires significant judgment as discussed in Item 1A, Risk Factors, and is performed by XTO Energy. As a result, XTO Energy has developed internal policies and controls for estimating and recording reserves. XTO Energy’s policies regarding booking reserves require proved reserves to be in compliance with the SEC definitions and guidance. XTO Energy’s policies assign responsibilities for compliance in reserves bookings to its reserve engineering group and require that reserve estimates be made by qualified reserves estimators, as defined by the Society of Petroleum Engineers’ standards. All qualified reserves estimators are required to receive education covering the fundamentals of SEC proved reserves assignments.

The XTO Energy reserve engineering group reviews reserve estimates with our third-party petroleum consultants, Miller and Lents, Ltd., independent petroleum engineers. Miller and Lents, Ltd. estimated oil and gas reserves attributable to the underlying properties as of December 31, 2009, 2008, 2007 and 2006. Miller and Lents’ primary technical person responsible for calculating the trust’s reserves has more than 30 years of experience as a reserve engineer. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

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

Oil and Natural Gas Production

Trust production is recognized in the period net profits income is received, which is the month following receipt by XTO Energy, and generally two months after the time of oil production and three months after gas production. Oil and gas production and average sales prices attributable to the underlying properties and the net profits interests for the three years ended December 31, 2009 were as follows:

	90% Net Profits Interests			75% Net Profits Interests			Total
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Production

Underlying Properties

Oil—Sales (Bbls)	68,326	68,345	72,140	151,154	155,951	174,826	219,480	224,296	246,966
Average per day (Bbls)	187	187	198	414	426	479	601	613	677
Gas—Sales (Mcf)	1,975,850	2,017,442	2,288,853	50,758	61,908	79,064	2,026,608	2,079,350	2,367,917
Average per day (Mcf)	5,413	5,512	6,271	139	169	216	5,552	5,681	6,487

Net Profits Interests

Oil—Sales (Bbls)	58,833	59,597	62,547	17,005	69,444	48,760	75,838	129,041	111,307
Average per day (Bbls)	161	163	171	47	190	134	208	353	305
Gas—Sales (Mcf)	1,761,108	1,799,599	2,053,924	7,370	25,548	18,955	1,768,478	1,825,147	2,072,879
Average per day (Mcf)	4,825	4,917	5,627	20	70	52	4,845	4,987	5,679

Average Sales Price

Oil (per Bbl)	$54.94	$100.53	$59.95	$48.96	$99.31	$59.60	$50.82	$99.68	$59.70
Gas (per Mcf)	$5.64	$11.84	$8.13	$3.26	$7.15	$4.70	$5.58	$11.70	$8.01

Nonproducing Acreage

The underlying nonproducing royalties contain approximately 240,000 gross (approximately 30,000 net) acres in Texas, Oklahoma and New Mexico which were nonproducing at the date of the trust’s creation. The trust is entitled to 10% of oil and gas production attributable to the underlying mineral interests, but is not entitled to delay rental payments or lease bonuses. There has been no significant development of such nonproducing acreage since the trust’s creation.

Pricing and Sales Information

Oil and gas are generally sold from the underlying properties at market-sensitive prices. The majority of sales from the underlying working interest properties are to major oil and gas companies. Information about purchasers of oil and gas from royalty properties is generally not provided by operators to XTO Energy as a royalty owner, or to the trust.

Regulation

Natural Gas Regulation

The interstate transportation and sale for resale of natural gas is subject to federal regulation, including transportation and storage rates charged, tariffs, and various other matters, by the Federal Energy Regulatory Commission. Federal price controls on wellhead sales of domestic natural gas terminated on January 1, 1993. While natural gas prices are currently unregulated, Congress historically has been active in the area of natural gas regulation. It is impossible to predict whether new legislation to regulate natural gas might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, such proposals might have on the operations of the underlying properties. On August 8, 2005, Congress enacted the Energy Policy Act of 2005. The Energy Policy Act, among other things, amended the Natural Gas Act to prohibit market manipulation by any entity, to direct FERC to facilitate market transparency in the market for sale or transportation of physical natural gas in interstate commerce, and to significantly increase the penalties for violations of the Natural Gas Act, the Natural Gas Act of 1978, or FERC rules, regulations or orders thereunder. FERC has promulgated regulations to implement the Energy Policy Act.

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

On December 19, 2007, the President signed into law the Energy Independence & Security Act of 2007 (PL 110-140). The EISA, among other things, prohibits market manipulation by any person in connection with the purchase or sale of crude oil, gasoline or petroleum distillates at wholesale in contravention of such rules and regulations that the Federal Trade Commission may prescribe, directs the Federal Trade Commission to enforce the regulations, and establishes penalties for violations thereunder. XTO Energy has advised the trustee that it cannot predict the impact of future government regulation on any natural gas facilities, sales or transportation transactions.

Environmental Regulation

Companies that are engaged in the oil and gas industry are affected by federal, state and local laws regulating the discharge of materials into the environment. Those laws may impact operations of the underlying properties. No material expenses have been incurred on the underlying properties in complying with environmental laws and regulations. XTO Energy does not expect that future compliance will have a material adverse effect on the trust.

There is an increased focus by local, national and international regulatory bodies on greenhouse gas (GHG) emissions and climate change. Various regulatory bodies have announced their intent to regulate GHG emissions. As these regulations are under development, XTO Energy is unable to predict the total impact of the potential regulations upon the operators of the underlying properties, and it is possible that the operators of the underlying properties could face increases in operating costs in order to comply with GHG emissions legislation, which costs could reduce net proceeds payable to the trust and trust distributions.

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

No matters were submitted to a vote of unitholders during 2009.

PART II

Item 5.	Market for Units of the Trust, Related Security Holder Matters and Trust Purchases of Units

Units of Beneficial Interest

The units of beneficial interest in the trust are listed and traded on the New York Stock Exchange under the symbol “CRT.” The following are the high and low unit sales prices and total cash distributions per unit paid by the trust during each quarter of 2009 and 2008:

	Sales Price		Distributions per Unit
Quarter	High	Low
2009
First	$35.27	$13.92	$0.444965
Second	30.40	17.28	0.381449
Third	31.45	22.00	0.460847
Fourth	36.37	28.20	0.598762

			$1.886023

2008
First	$52.10	$40.35	$1.127713
Second	60.59	45.50	1.396719
Third	64.25	43.03	1.519035
Fourth	48.90	21.52	1.113603

			$5.157070

At December 31, 2009, there were 6,000,000 units outstanding and approximately 351 unitholders of record; 5,780,395 of these units were held by depository institutions.

The trust has no equity compensation plans, nor has it purchased any units during the period covered by this report.

Item 6.	Selected Financial Data

	Year Ended December 31
	2009	2008	2007	2006	2005
Net Profits Income	$11,742,545	$31,311,215	$20,189,267	$25,767,154	$20,607,961
Distributable Income	11,316,138	30,942,420	19,805,724	25,448,178	20,267,436
Distributable Income per Unit	1.886023	5.157070	3.300954	4.241363	3.377906
Distributions per Unit	1.886023	5.157070	3.300954	4.241363	3.377906
Total Assets at Year-End	17,256,102	18,771,025	20,147,900	21,655,260	23,318,733

Item 7.	Trustee Discussion and Analysis of Financial Condition and Results of Operations

Calculation of Net Profits Income

The following is a summary of the calculation of net profits income received by the trust:

	Year Ended December 31 (a)			Quarter Ended December 31 (a)
	2009	2008	2007	2009	2008
Sales Volumes
Oil (Bbls) (b)
Underlying properties	219,480	224,296	246,966	53,041	51,603
Average per day	601	613	677	577	561
Net profits interests	75,838	129,041	111,307	25,820	25,792
Gas (Mcf) (b)
Underlying properties	2,026,608	2,079,350	2,367,917	542,708	500,387
Average per day	5,552	5,681	6,487	5,899	5,439
Net profits interests	1,768,478	1,825,147	2,072,879	473,006	439,191

Average Sales Price
Oil (per Bbl)	$50.82	$99.68	$59.70	$65.39	$95.41
Gas (per Mcf) (c)	$5.58	$11.70	$8.01	$5.50	$11.86

Revenues
Oil sales	$11,154,802	$22,358,808	$14,744,040	$3,468,569	$4,923,442
Gas sales (c)	11,315,933	24,331,383	18,977,522	2,984,617	5,932,777

Total Revenues	22,470,735	46,690,191	33,721,562	6,453,186	10,856,219

Costs
Taxes, transportation and other	3,495,414	5,357,997	4,518,944	981,324	1,452,939
Production expense (d)	5,092,484	4,603,581	3,940,747	1,146,971	1,330,787
Development costs	601,502	1,453,290	2,199,001	99,373	260,380
Excess costs (e)	6,995	—	—	—	—

Total Costs	9,196,395	11,414,868	10,658,692	2,227,668	3,044,106

Other Proceeds
Interest income (c)	—	1,024,815	—	—	—
Net Proceeds	$13,274,340	$36,300,138	$23,062,870	$4,225,518	$7,812,113

Net Profits Income	$11,742,545	$31,311,215	$20,189,267	$3,653,530	$6,733,010

(a)

Because of the interval between time of production and receipt of net profits income by the trust, oil and gas sales for the year ended December 31 generally relate to oil production from November through October and gas production from October through September, while oil and gas sales for the quarter ended December 31 generally relate to oil production from August through October and gas production from July through September.

(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. Changes in any of these factors may result in disproportionate fluctuations in volumes allocated to the net profits interests. Therefore, comparative analysis is based on the underlying properties.

(c)	In 2008, $2,430,326 was received related to lawsuit settlements for underpayment of royalties of $1,405,511 on certain San Juan Basin properties. Included in these settlements was interest of $1,024,815. These settlements increased the average gas sale price by $0.67 for 2008. The total settlements, net to the trust, were $2,187,294, or $0.36 per unit.

(d)	Production expense is primarily from seven working interest properties in the 75% net profits interest. Six of these properties are not operated by XTO Energy. Production expense includes an overhead charge which is deducted and retained by XTO Energy. As of December 31, 2009, this charge was $33,810 per month (including a monthly overhead charge of $2,635 which XTO Energy deducts as operator of the Penwell Unit) and is subject to adjustment each May based on an oil and gas industry index.

(e)	See Note 9 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

Results of Operations

Years Ended December 31, 2009, 2008 and 2007

Net profits income for 2009 was $11,742,545, as compared with $31,311,215 for 2008 and $20,189,267 for 2007. The 62% decrease in net profits income from 2008 to 2009 was primarily because of decreased oil and gas prices and lawsuit settlement proceeds included in 2008, partially offset by lower taxes, transportation and other costs and lower development costs. The 55% increase in net profits income from 2007 to 2008 was primarily because of increased oil and gas prices and lawsuit settlement proceeds received in 2008, partially offset by decreased oil and gas production due in part to payout occurring under the reversion agreement. See “Other Proceeds” and “Reversion Agreement” below. During 2009, 2008 and 2007, 65%, 59% and 69%, respectively, of net profits income was derived from gas sales.

Trust administration expense was $426,630 in 2009 as compared to $389,863 in 2008 and $423,075 in 2007. Increased administrative expense from 2008 to 2009 is primarily due to the timing of expenditures. Decreased administrative expense from 2007 to 2008 is primarily due to the timing of expenditures related to unitholder tax reporting. Interest income was $223 in 2009, $21,068 in 2008 and $39,532 in 2007. Changes in interest income are attributable to fluctuations in net profits income and interest rates.

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil production and three months after gas production. Net profits income is generally affected by three major factors:

•	oil and gas sales volumes,
•	oil and gas sales prices, and
•	costs deducted in the calculation of net profits income.

Volumes

Oil. Underlying oil sales volumes decreased 2% from 2008 to 2009 compared to a 9% decrease from 2007 to 2008. Oil sales volumes in 2009 decreased from 2008 primarily because of natural production decline and the timing of cash receipts, partially offset by prior period adjustments and increased production from new wells and workovers. Oil sales volumes in 2008 decreased from 2007 primarily because of natural production decline, payout occurring under the reversion agreement and prior period adjustments, partially offset by increased production from new wells and workovers. See “Reversion Agreement” below.

Gas. Underlying gas sales volumes decreased 3% from 2008 to 2009 compared to a 12% decrease from 2007 to 2008. Gas sales volumes in 2009 decreased from 2008 primarily because of prior period adjustments and natural production decline, partially offset by increased production from new wells and workovers and the timing of cash receipts. Decreased gas sales volumes in 2008 were primarily because of the natural production decline, timing of cash receipts and payout occurring under the reversion agreement. See “Reversion Agreement” below.

Prices

Oil. The average oil price for 2009 was $50.82 per Bbl, 49% lower than the 2008 average oil price of $99.68, which was 67% higher than the 2007 average price of $59.70. In the first part of 2008, prices for oil increased significantly reaching a record high above $147.00 per Bbl in July 2008. However, lower demand as a result of the global economic situation caused oil prices to decline below $40.00 per Bbl last winter. Signs of possible economic improvement have resulted in higher recent oil prices. Oil prices are expected to remain volatile. The average NYMEX price for November 2009 through January 2010 was $76.81 per Bbl. At February 17, 2010, the average NYMEX oil price for the following 12 months was $79.48 per Bbl. Recent trust oil prices have averaged approximately 8% lower than the NYMEX price.

Gas. The 2009 average gas price was $5.58 per Mcf, a 52% decrease from the 2008 average gas price of $11.70, which was 46% higher than the 2007 average price of $8.01. Excluding the effects of the lawsuit settlements in 2008, the average gas price decreased 49% from $11.03 per Mcf in 2008 to $5.58 per Mcf in 2009. See “Other Proceeds” below. Natural gas prices are affected by the level of North American production, weather, crude oil prices, the U.S. economy, storage levels and import levels of liquefied natural gas. In the first part of 2008, prices for natural gas increased significantly reaching as high as $13.00 per MMBtu in July 2008. Since that date, prices have dropped due to higher than average natural gas in storage caused by shale gas development and declining demand due to the U.S. recession. Natural gas prices are expected to remain volatile. The average NYMEX price for fourth quarter 2009 was $4.17 per MMBtu. Recent trust gas prices have averaged approximately 63% higher than the NYMEX price. At February 17, 2010, the average NYMEX gas price for the following 12 months was $5.77 per MMBtu.

Costs

Because properties underlying the 90% net profits interests are royalty and overriding royalty interests, the calculation of net profits income from these interests only includes deductions for production and property taxes, legal costs, and marketing and transportation charges. In addition to these costs, the calculation of net profits income from the 75% net profits interests includes deductions for production expense and development costs since the related underlying properties are working interests. Net profits income is calculated monthly for each of the five conveyances under which the net profits interests were conveyed to the trust. If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from other conveyances. Costs have never exceeded revenues from 90% net profits interests, nor are they expected to in the future. Significantly lower oil prices and elevated costs caused costs to exceed revenues by a total of $229,340 ($172,005 net to the trust) on properties underlying the Texas working interest for January through April 2009 and by $319,745 ($239,809 net to the trust) on properties underlying the Oklahoma working interest for February through April 2009. However, these excess costs did not reduce net proceeds from the remaining conveyances. XTO Energy advised the trustee that increased oil prices and decreased costs led to the full recovery of excess costs, plus accrued interest, during 2009. Interest paid on these excess costs totaled $6,995 ($5,246 net to the trust) in 2009.

Total costs deducted in the calculation of net profits income were $9.2 million in 2009, $11.4 million in 2008 and $10.7 million in 2007. The 19% decrease in costs from 2008 to 2009 is attributable to lower production taxes associated with decreased revenues and lower development costs, partially offset by increased production expense related to increased overhead costs on nonoperated properties and increased carbon dioxide injection, repairs and maintenance costs and increased other deductions as a percentage of oil and gas revenues. The 7% increase in costs from 2007 to 2008 is attributable to higher production taxes associated with increased revenues and increased production expense related to the timing of cash disbursements and overall price increases as well as increased power and fuel and workover costs, partially offset by lower development costs and lower property taxes due to the timing of cash disbursements.

Unit operators of the properties underlying the 75% net profits interests have reported total budgeted development costs, net to the underlying properties, of approximately $585,000 for 2010 and $1.5 million for 2011, as compared to budgeted development costs of $756,000 and actual development costs of $602,000 for 2009. Actual development costs often differ from amounts budgeted because of changes in product prices and other factors that may affect the timing or selection of projects.

Other Proceeds

The calculation of net profits income for 2008 includes lawsuit settlements of $2,430,326 related to underpayment of royalties on underlying properties in the San Juan Basin. Included in these settlements was interest of $1,024,815 and additional gas revenue of $1,405,511, which increased the 2008 average gas sales price by $0.67 per Mcf. The total settlements, net to the trust, were $2,187,294, or $0.36 per unit.

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

State of Texas Margin Tax

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

Fourth Quarter 2009 and 2008

During the quarter ended December 31, 2009, the trust received net profits income totaling $3,653,530, compared with fourth quarter 2008 net profits income of $6,733,010. This 46% decrease is primarily attributable to lower oil and gas prices, partially offset by decreased taxes, transportation and other costs and increased oil and gas production.

Administration expense was $60,998 and trust interest income was $40, resulting in fourth quarter 2009 distributable income of $3,592,572, or $0.598762 per unit. Distributable income for fourth quarter 2008 was $6,681,618, or $1.113603 per unit. Distributions to unitholders for the quarter ended December 31, 2009 were:

Record Date	Payment Date	Per Unit
October 30, 2009	November 16, 2009	$0.226311
November 30, 2009	December 14, 2009	0.194517
December 31, 2009	January 15, 2010	0.177934

		$0.598762

Volumes

Fourth quarter 2009 underlying oil sales volumes were 53,041 Bbls, or 3% higher than 2008 levels and underlying gas sales volumes were 542,708 Bbls, or 8% higher than 2008 levels. Oil sales volumes increased in 2009 primarily because of the timing of cash receipts, partially offset by natural production decline. Gas sales volumes increased in 2009 primarily because of the timing of cash receipts and increased production from new wells and workovers, partially offset by natural production decline.

Prices

The average fourth quarter 2009 oil price was $65.39 per Bbl, 31% lower than the fourth quarter 2008 average price of $95.41. The average fourth quarter 2009 gas price was $5.50 per Mcf, 54% lower than the fourth quarter 2008 average price of $11.86. For further information about oil and gas prices, see “Years Ended December 31, 2009, 2008 and 2007 – Prices” above.

Costs

Costs deducted in the calculation of fourth quarter 2009 net profits income decreased $816,438, or 27%, from fourth quarter 2008. This decrease was primarily related to lower production taxes associated with decreased revenues, decreased production expense related to decreased power and fuel and repairs and maintenance costs and lower development costs, partially offset by an increase in other deductions as a percentage of oil and gas revenues.

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

Greenhouse Gas Emissions and Climate Change Regulations

There is an increased focus by local, national and international regulatory bodies on greenhouse gas (GHG) emissions and climate change. Various regulatory bodies have announced their intent to regulate GHG emissions. As these regulations are under development, XTO Energy is unable to predict the total impact of the potential regulations upon the operators of the underlying properties, and it is possible that the operators of the underlying properties could face increases in operating costs in order to comply with GHG emissions legislation, which costs could reduce net proceeds payable to the trust and trust distributions.

Off-Balance Sheet Arrangements

The trust has no off-balance sheet financing arrangements. The trust has not guaranteed the debt of any other party, nor does the trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

Contractual Obligations

As shown below, the trust had no obligations and commitments to make future contractual payments as of December 31, 2009, other than the December distribution payable to unitholders in January 2010, as shown in the statement of assets, liabilities and trust corpus.

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Distribution payable to unitholders	$1,067,604	$1,067,604	$—	$—	$—

Related Party Transactions

The underlying properties are currently owned by XTO Energy. XTO Energy deducts an overhead charge from monthly net proceeds as reimbursement for costs associated with monitoring the 75% net profits interests. As of December 31, 2009, this monthly charge was $33,810 ($25,358 net to the trust). XTO Energy also deducts an overhead charge as operator of the Penwell Unit. As of December 31, 2009, monthly overhead attributable to the Penwell Unit was $2,635 ($1,976 net to the trust). These overhead charges are subject to annual adjustment based on an oil and gas industry index. For further information regarding the trust’s relationship with XTO Energy, see Note 5 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

On December 13, 2009, XTO Energy entered into a definitive merger agreement with Exxon Mobil Corporation under which XTO Energy would become a wholly owned subsidiary of ExxonMobil. The completion of this merger is subject to certain conditions, including approval of the merger agreement by XTO Energy stockholders and certain government and regulatory approvals. The merger is not expected to have a material effect on trust annual distributable income, financial position or liquidity. The merger is expected to close in the second quarter of 2010.

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

Basis of Accounting

The trust’s financial statements are prepared on a modified cash basis, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles. This method of accounting is consistent with reporting of taxable income to trust unitholders. The most significant differences between the trust’s financial statements and those prepared in accordance with U.S. generally accepted accounting principles are:

•	Net profits income is recognized in the month received rather than accrued in the month of production.
•	Expenses are recognized when paid rather than when incurred.
•	Cash reserves may be established by the trustee for certain contingencies that would not be recorded under U.S. generally accepted accounting principles.

This comprehensive basis of accounting other than U.S. generally accepted accounting principles corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. For further information regarding the trust’s basis of accounting, see Note 2 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

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

Oil and Gas Reserves

The proved oil and gas reserves for the underlying properties are estimated by independent petroleum engineers. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Reserve engineering is a subjective process that is dependent upon the quality of available data and the interpretation thereof. Estimates by different engineers often vary, sometimes significantly. In addition, physical factors such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors such as changes in product prices, may justify revision of such estimates. Because proved reserves are required to be estimated using 12-month average prices, based on the first-day-of-the-month price for each month in the period, estimated reserve quantities can be significantly impacted by changes in product prices. Accordingly, oil and gas quantities ultimately recovered and the timing of production may be substantially different from original estimates.

The standardized measure of discounted future net cash flows and changes in such cash flows, as reported in Note 10 to Financial Statements under Item 8, Financial Statements and Supplementary Data, is prepared using assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission. Such assumptions include using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period for 2009, and year end costs for estimated future development and production expenditures. Prior to 2009, standardized measure was calculated using year end oil and gas prices and costs. Discounted future net cash flows are calculated using a 10% rate. Changes in any of these assumptions, including consideration of other factors, could have a significant impact on the standardized measure. Accordingly, the standardized measure does not represent XTO Energy’s or the trustee’s estimated current market value of proved reserves.

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

All financial statement schedules are omitted as they are inapplicable or the required information has been included in the consolidated financial statements or notes thereto.

Cross Timbers Royalty Trust

Statements of Assets, Liabilities and Trust Corpus

	December 31
	2009	2008
Assets
Cash and short-term investments	$1,067,595	$1,514,797
Interest to be received	9	467
Net profits interests in oil and gas properties—net (Notes 1 and 2)	16,188,498	17,255,761

	$17,256,102	$18,771,025

Liabilities and Trust Corpus
Distribution payable to unitholders	$1,067,604	$1,515,264
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	16,188,498	17,255,761

	$17,256,102	$18,771,025

See accompanying notes to financial statements.

Cross Timbers Royalty Trust

Statements of Distributable Income

	Year Ended December 31
	2009	2008	2007
Net profits income	$11,742,545	$31,311,215	$20,189,267
Interest income	223	21,068	39,532

Total income	11,742,768	31,332,283	20,228,799
Administration expense	426,630	389,863	423,075

Distributable income	$11,316,138	$30,942,420	$19,805,724

Distributable income per unit (6,000,000 units)	$1.886023	$5.157070	$3.300954

See accompanying notes to financial statements.

Cross Timbers Royalty Trust

Statements of Changes in Trust Corpus

	Year Ended December 31
	2009	2008	2007
Trust corpus, beginning of year	$17,255,761	$18,387,752	$19,679,502
Amortization of net profits interests	(1,067,263)	(1,131,991)	(1,291,750)
Distributable income	11,316,138	30,942,420	19,805,724
Distributions declared	(11,316,138)	(30,942,420)	(19,805,724)

Trust corpus, end of year	$16,188,498	$17,255,761	$18,387,752

See accompanying notes to financial statements.

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

1. Trust Organization and Provisions

Cross Timbers Royalty Trust was created on February 12, 1991 by predecessors of XTO Energy Inc., when the following net profits interests were conveyed under five separate conveyances to the trust effective October 1, 1990, in exchange for 6,000,000 units of beneficial interest in the trust:

—	90% net profits interests in certain producing and nonproducing royalty and overriding royalty interest properties in Texas, Oklahoma and New Mexico, and

—	75% net profits interests in certain nonoperated working interest properties in Texas and Oklahoma.

The underlying properties from which the net profits interests were carved are currently owned by XTO Energy (Note 5). The trust’s initial public offering was in February 1992.

Bank of America, N.A. is the trustee of the trust. In 2007 the Bank of America private wealth management group officially became known as “U.S. Trust, Bank of America Private Wealth Management.” The legal entity that serves as the trustee of the trust did not change, and references in this Annual Report to U.S. Trust, Bank of America Private Wealth Management shall describe the legal entity Bank of America, N.A. The trust indenture provides, among other provisions, that:

—	the trust may not engage in any business activity or acquire any assets other than the net profits interests and specific short-term cash investments;

—	the trust may not dispose of all or part of the net profits interests unless approved by 80% of the unitholders, or upon trust termination, and any sale must be for cash with the proceeds promptly distributed to the unitholders;

—	the trustee may establish a cash reserve for payment of any liability that is contingent or not currently payable;

—	the trustee may borrow funds required to pay trust liabilities if fully repaid prior to further distributions to unitholders;

—	the trustee will make monthly cash distributions to unitholders (Note 3); and

—	the trust will terminate upon the first occurrence of:

—	disposition of all net profits interests pursuant to terms of the trust indenture,

—	gross revenue of the trust is less than $1 million per year for two successive years, or

—	a vote of 80% of the unitholders to terminate the trust in accordance with provisions of the trust indenture.

2. Basis of Accounting

The financial statements of the trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with U.S. generally accepted accounting principles:

—	Net profits income is recorded in the month received by the trustee (Note 3).

—	Interest income, interest to be received and distribution payable to unitholders include interest to be earned on net profits income from the monthly record date (last business day of the month) through the date of the next distribution.

—	Trust expenses are recorded based on liabilities paid and cash reserves established by the trustee for liabilities and contingencies.

—	Distributions to unitholders are recorded when declared by the trustee (Note 3).

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

Most accounting pronouncements apply to entities whose financial statements are prepared in accordance with U.S. generally accepted accounting principles, directing such entities to accrue or defer revenues and expenses in a period other than when such revenues were received or expenses were paid. Because the trust’s financial statements are prepared on the modified cash basis, as described above, most accounting pronouncements are not applicable to the trust’s financial statements.

In May 2009, the trust adopted the authoritative guidance of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We have evaluated subsequent events through February 22, 2010.

The initial carrying value of the net profits interests of $61,100,449 was XTO Energy’s historical net book value of the interests on February 12, 1991, the date of the transfer to the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $44,911,951 as of December 31, 2009 and $43,844,688 as of December 31, 2008.

3. Distributions to Unitholders

The trustee determines the amount to be distributed to unitholders each month by totaling net profits income and other cash receipts, and subtracting liabilities paid and adjustments in cash reserves established by the trustee. The resulting amount (with estimated interest to be received on such amount through the distribution date) is distributed to unitholders of record within ten business days after the monthly record date, the last business day of the month.

Net profits income received by the trustee consists of net proceeds received in the prior month by XTO Energy from the underlying properties multiplied by the net profits percentage of 90% or 75%. Net proceeds are the gross proceeds received from the sale of production, less applicable costs. For the 90% net profits interests, such costs generally include production and property taxes, legal costs, and marketing and transportation charges. In addition to these costs, the 75% net profits interests include deductions for production expense and development costs (Note 8).

XTO Energy, as owner of the underlying properties, computes net profits income separately for each of the five conveyances. If costs exceed gross proceeds for any conveyance, such excess costs cannot be used to reduce the amounts to be received under the other conveyances. The trust is not liable for excess costs; however, such excess costs plus accrued interest are deducted in calculating future net profits income from that conveyance (Note 9).

4. Federal Income Taxes

Tax counsel has advised the trust that, under current tax laws, the trust will be classified as a grantor trust for federal income tax purposes and therefore is not subject to taxation at the trust level. However, the opinion of tax counsel is not binding on the Internal Revenue Service. For federal income tax purposes, unitholders of a grantor trust are considered to own trust income and principal as though no trust were in existence. The income of the trust is deemed to be received or accrued by the unitholders at the time such income is received or accrued by the trust, rather than when distributed by the trust.

The trust is a widely held fixed investment trust (“WHFIT”) classified as a non-mortgage widely held fixed investment trust (“NMWHFIT”) for federal income tax purposes. The trustee is the representative of the trust that will provide tax information in accordance with the applicable U.S. Treasury Regulations governing the information reporting requirements of the trust as a WHFIT or a NMWHFIT.

5. XTO Energy Inc.

The underlying properties include approximately 20 overriding royalty interests in New Mexico that burden working interests owned and operated by XTO Energy. These working interests were purchased by XTO Energy after the net profits interests were conveyed to the trust. XTO Energy also operates the Penwell Unit, which is one of the properties underlying the Texas 75% net profits interests. Other than these properties, XTO Energy does not operate or control any of the underlying properties or related working interests.

In computing net profits income for the 75% net profits interests (Note 3), XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This charge at December 31, 2009 was $33,810 per month, or $405,720 annually (net to the trust of $304,290 annually). XTO Energy also deducts an overhead charge as operator of the Penwell Unit. As of December 31, 2009, overhead attributable to the Penwell Unit was $2,635 per month, or $31,620 annually (net to the trust of $23,715 annually). These overhead charges are subject to an annual adjustment based on an oil and gas industry index.

On December 13, 2009, XTO Energy entered into a definitive merger agreement with Exxon Mobil Corporation under which XTO Energy would become a wholly owned subsidiary of ExxonMobil. The completion of this merger is subject to certain conditions, including approval of the merger agreement by XTO Energy stockholders and certain government and regulatory approvals. The merger is not expected to have a material effect on trust annual distributable income, financial position or liquidity. The merger is expected to close in the second quarter of 2010.

6. Reversion Agreement

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

7. Contingencies

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

8. Purchaser Adjustments and Lawsuit Settlements

From time-to-time, XTO Energy receives net proceeds for the underlying properties related to significant prior period purchaser adjustments and lawsuit settlements, including related interest income. Because of the size and nature of these adjustments and settlements, XTO Energy has informed the trustee that it believes these should be considered one-time, or nonrecurring, events. Since most of the properties in the trust are nonoperated, these adjustments are generally not known to XTO Energy until reported by the purchaser. These items are included and reported in net profits income in the month received by the trust, which is generally the month following receipt by XTO Energy.

In 2008, the calculation of net profits income includes proceeds from lawsuit settlements of $2,430,326 related to underpayment of royalties on underlying properties in the San Juan Basin. Included in these settlements was interest of $1,024,815 and additional gas revenue of $1,405,511. The total settlements, net to the trust, were $2,187,294, or $0.36 per unit.

9. Excess Costs

Significantly lower oil prices and elevated costs caused costs to exceed revenues by a total of $229,340 ($172,005 net to the trust) on properties underlying the Texas working interest for January through April 2009 and by $319,745 ($239,809 net to the trust) on properties underlying the Oklahoma working interest for February through April 2009. However, these costs did not reduce net proceeds from the remaining conveyances. XTO Energy advised the trustee that increased oil prices and decreased costs led to the full recovery of excess costs, plus accrued interest, during 2009. Interest paid on these excess costs totaled $6,995 ($5,246 net to the trust) in 2009.

10. Supplemental Oil and Gas Reserve Information (Unaudited)

Oil and Natural Gas Reserves

The trust’s proved oil and gas reserves have been estimated by independent petroleum engineers. Proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs and under existing economic conditions, operating methods, and government regulation before the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods in which the cost of the required equipment is relatively minor compared with the cost of a new well. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history and from changes in economic factors.

Standardized Measure

The standardized measure of discounted future net cash flows and changes in such cash flows are prepared using assumptions required by the Financial Accounting Standards Board. Such assumptions include the use of 12-month average prices for oil and gas, based on the first-day-of-the-month price for each month in the period for 2009, and year end costs for estimated future development and production expenditures to produce the proved reserves. Prior to 2009, standardized measure was calculated using year end oil and gas prices and costs. Future net cash flows are discounted at an annual rate of 10%. No provision is included for federal income taxes since future net cash flows are not subject to taxation at the trust level.

Estimated costs to plug and abandon wells on the underlying working interest properties at the end of their productive lives have not been deducted from cash flows since this is not a legal obligation of the trust. These costs are the legal obligation of XTO Energy as the owner of the underlying working interests and will only be deducted from net proceeds payable to the trust if net proceeds from the related conveyance exceed such costs when paid, subject to excess cost carryforward provisions (Note 3).

The standardized measure does not represent management’s estimate of our future cash flows or the value of proved oil and gas reserves. Probable and possible reserves, which may become proved in the future, are excluded from the calculations. Furthermore, prices used to determine the standardized measure are influenced by supply and demand as effected by recent economic conditions as well as other factors and may not be the most representative in estimating future revenues or reserve data.

Oil prices used to determine the standardized measure were based on average realized oil prices of $53.92 per Bbl in 2009, $36.46 per Bbl in 2008, $88.11 per Bbl in 2007 and $54.69 per Bbl in 2006. The weighted average realized gas prices used to determine the standardized measure were $4.07 per Mcf in 2009, $4.27 per Mcf in 2008, $6.41 per Mcf in 2007 and $5.01 per Mcf in 2006. In 2009, we used average oil and gas prices, based on the first-day-of-the-month price for each month in the period. For periods prior to 2009, we used year end oil and gas prices.

Proved Reserves

	Net Profits Interests
	90% Net Profits Interests		75% Net Profits Interests		Total		Underlying Properties
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Balance, December 31, 2006	530	27,788	869	340	1,399	28,128	2,985	31,881
Extensions, additions and discoveries	10	1,151	—	—	10	1,151	12	1,279
Revisions of prior estimates	27	317	412	136	439	453	356	410
Production	(62)	(2,054)	(49)	(19)	(111)	(2,073)	(247)	(2,368)

Balance, December 31, 2007	505	27,202	1,232	457	1,737	27,659	3,106	31,202
Extensions, additions and discoveries	9	915	—	—	9	915	10	1,016
Revisions of prior estimates	78	(854)	(846)	(337)	(768)	(1,191)	(773)	(1,303)
Production	(60)	(1,800)	(69)	(25)	(129)	(1,825)	(224)	(2,079)

Balance, December 31, 2008	532	25,463	317	95	849	25,558	2,119	28,836

Extensions, additions and discoveries	9	1,240	—	—	9	1,240	10	1,379
Revisions of prior estimates	21	639	53	9	74	648	282	777
Production	(59)	(1,761)	(17)	(7)	(76)	(1,768)	(219)	(2,027)

Balance, December 31, 2009	503	25,581	353	97	856	25,678	2,192	28,965

Extensions, additions and discoveries of proved gas reserves are primarily because of development in the San Juan Basin. Revisions of prior estimates are primarily related to changes in prices and costs. During 2007, payout occurred under the reversion agreement in which 25% of XTO Energy’s interest in certain underlying royalties were transferred to a third party when payout occurred. As a result, the December 31, 2009, 2008 and 2007 proved reserves for the underlying properties attributable to the 90% net profits interest have been reduced to reflect payout. Previously, December 31, 2006, proved reserves for the underlying properties and attributable to the 90% net profits interests were reduced to reflect anticipated payout under the reversion agreement (Note 6).

Proved Developed Reserves

	Net Profits Interests
	90% Net Profits Interests		75% Net Profits Interests		Total		Underlying Properties
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
December 31, 2006	530	27,788	867	335	1,397	28,123	2,975	31,857

December 31, 2007	505	27,202	1,229	450	1,734	27,652	3,098	31,186

December 31, 2008	532	25,463	316	93	848	25,556	2,114	28,825

December 31, 2009	503	25,581	353	97	856	25,678	2,192	28,965

Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	90% Net Profits Interests			75% Net Profits Interests			Total
	December 31			December 31			December 31
(in thousands)	2009	2008	2007	2009	2008	2007	2009	2008	2007
Net Profits Interests
Future cash inflows	$133,186	$128,401	$220,416	$19,266	$11,759	$110,659	$152,452	$140,160	$331,075
Future production taxes	(10,722)	(10,681)	(17,674)	(1,179)	(736)	(7,240)	(11,901)	(11,417)	(24,914)

Future net cash flows	122,464	117,720	202,742	18,087	11,023	103,419	140,551	128,743	306,161
10% discount factor	(62,521)	(60,109)	(106,209)	(7,004)	(4,161)	(54,651)	(69,525)	(64,270)	(160,860)

Standardized measure	$59,943	$57,611	$96,533	$11,083	$6,862	$48,768	$71,026	$64,473	$145,301

Underlying Properties
Future cash inflows							$236,719	$199,671	$473,361
Future production costs							(76,532)	(54,174)	(110,200)

Future net cash flows							160,187	145,497	363,161
10% discount factor							(78,807)	(72,335)	(190,878)

Standardized measure							$81,380	$73,162	$172,283

Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	90% Net Profits Interests			75% Net Profits Interests			Total
(in thousands)	2009	2008	2007	2009	2008	2007	2009	2008	2007
Net Profits Interests
Standardized measure, January 1	$57,611	$96,533	$73,554	$6,862	$48,768	$23,834	$64,473	$145,301	$97,388
Extensions, additions and discoveries	2,669	1,918	3,788	—	—	—	2,669	1,918	3,788
Accretion of discount	4,859	8,087	6,133	625	4,174	2,101	5,484	12,261	8,234
Revisions of prior estimates, changes in price and other	5,524	(25,333)	30,411	4,618	(39,285)	25,669	10,142	(64,618)	56,080
Net profits income	(10,720)	(23,594)	(17,353)	(1,022)	(6,795)	(2,836)	(11,742)	(30,389)	(20,189)

Standardized measure, December 31	$59,943	$57,611	$96,533	$11,083	$6,862	$48,768	$71,026	$64,473	$145,301

Underlying Properties
Standardized measure, January 1							$73,162	$172,283	$113,504

Revisions:
Prices and costs							9,180	(69,652)	66,041
Quantity estimates							3,678	(9,421)	4,117
Accretion of discount							6,232	14,551	9,610
Future development costs							(587)	(1,451)	(2,151)
Other							(3)	(4)	16

Net revisions							18,500	(65,977)	77,633
Extensions, additions and discoveries							2,999	2,132	4,209
Production							(13,883)	(36,729)	(25,262)
Development costs							602	1,453	2,199

Net change							8,218	(99,121)	58,779

Standardized measure, December 31							$81,380	$73,162	$172,283

11. Quarterly Financial Data (Unaudited)

The following is a summary of net profits income, distributable income and distributable income per unit by quarter for 2009 and 2008:

	Net Profits Income	Distributable Income	Distributable Income per Unit

2009

First Quarter	$2,805,299	$2,669,790	$0.444965
Second Quarter	2,389,205	2,288,694	0.381449
Third Quarter	2,894,511	2,765,082	0.460847
Fourth Quarter	3,653,530	3,592,572	0.598762

	$11,742,545	$11,316,138	$1.886023

2008

First Quarter	$6,885,854	$6,766,278	$1.127713
Second Quarter	8,528,354	8,380,314	1.396719
Third Quarter	9,163,997	9,114,210	1.519035
Fourth Quarter	6,733,010	6,681,618	1.113603

	$31,311,215	$30,942,420	$5.157070

Report of Independent Registered Public Accounting Firm

Bank of America, N.A., as Trustee for the Cross Timbers Royalty Trust:

We have audited the accompanying statements of assets, liabilities, and trust corpus of the Cross Timbers Royalty Trust as of December 31, 2009 and 2008 and related statements of distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2009. We also have audited Cross Timbers Royalty Trust’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The trustee of Cross Timbers Royalty Trust is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the trust’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the trustee, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in note 2 to the financial statements, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

The trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the modified cash basis of accounting. The trust’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the modified cash basis of accounting, and that receipts and expenditures of the trust are being made only in accordance with authorizations of the trustee; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of Cross Timbers Royalty Trust as of December 31, 2009 and 2008, and its distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2009, in conformity with the modified cash basis of accounting described in note 2. Also in our opinion, Cross Timbers Royalty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on control criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

KPMG LLP

Fort Worth, Texas

February 22, 2010

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with the trust’s independent registered public accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended December 31, 2009.

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

Trustee’s Report on Internal Control Over Financial Reporting

The trustee, Bank of America, N.A., also known as U.S. Trust, Bank of America Private Wealth Management, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The trustee conducted an evaluation of the effectiveness of the trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the trustee’s evaluation under the framework in Internal Control—Integrated Framework, the trustee concluded that the trust’s internal control over financial reporting was effective as of December 31, 2009. The effectiveness of the trust’s internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report under Item 8, Financial Statements and Supplementary Data.

There were no changes in the trust’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the trust’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Section 16(a) of the Securities Exchange Act of 1934 requires that beneficial owners of more than 10% of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. The Securities and Exchange Commission has taken the position that executive officers and directors of XTO Energy must also file initial ownership reports and reports of changes in beneficial ownership. Copies of the reports must be provided to the trustee. To the trustee’s knowledge, based solely on the information furnished to the trustee, the trustee is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the trust units of beneficial interest during and for the year ended December 31, 2009.

Because the trust has no employees, it does not have a code of ethics. Employees of the trustee, U.S. Trust, Bank of America Private Wealth Management, must comply with the bank’s code of ethics, a copy of which will be provided to unitholders, without charge, upon request by appointment at Bank of America Plaza, 17th Floor, 901 Main Street, Dallas, Texas 75202.

Item 11.	Executive Compensation

The trustee received the following annual compensation from 2007 through 2009 as specified in the trust indenture:

Name and Principal Position	Year	Other Annual Compensation (1)
U.S. Trust, Bank of America	2009	$5,871
Private Wealth Management, Trustee	2008	15,656
	2007	10,095

(1)	Under the trust indenture, the trustee is entitled to an administrative fee of: (i) 1/20 of 1% of the first $100 million of the annual gross revenue of the trust, and 1/30 of 1% of the annual gross revenue of the trust in excess of $100 million, and (ii) trustee’s standard hourly rates for time in excess of 300 hours annually.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The trust has no equity compensation plans.

(a) Security Ownership of Certain Beneficial Owners. The trustee is not aware of any person who beneficially owns more than 5% of the outstanding units.

(b) Security Ownership of Management. The trust has no directors or executive officers. As of February 3, 2010 Bank of America, N.A. owned, in various fiduciary capacities, 55,435 units with a shared right to vote 30,511 of these units and no right to vote 24,924 of these units. Bank of America, N.A. disclaims any beneficial interests in these units. The number of units reflected in this paragraph includes units held by all branches of Bank of America, N.A.

(c) Changes in Control. The trustee knows of no arrangements which may subsequently result in a change in control of the trust.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In computing net profits income paid to the trust for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This charge at December 31, 2009 was $33,810 per month, or $405,720 annually (net to the trust of $304,290 annually). XTO Energy also deducts an overhead charge as operator of the Penwell Unit. As of December 31, 2009, overhead attributable to the Penwell Unit was $2,635 per month, or $31,620 annually (net to the trust of $23,715 annually). These overhead charges are subject to annual adjustment based on an oil and gas industry index.

See Item 11, Executive Compensation, for the remuneration received by the trustee from 2007 through 2009 and Item 12(b), Security Ownership of Management, for information concerning units owned by the trustee, in various fiduciary capacities.

As noted in Item 10, Directors, Executive Officers and Corporate Governance, the trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Item 14.	Principal Accountant Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2009 and 2008 are:

	2009	2008
Audit fees	$77,500	$74,938
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$77,500	$74,938

As referenced in Item 10, Directors, Executive Officers and Corporate Governance, above, the trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to KPMG LLP.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Financial Statements (included in Item 8 of this report)

Independent Registered Public Accounting Firm Report

Statements of Assets, Liabilities and Trust Corpus at December 31, 2009 and 2008

Statements of Distributable Income for the years ended December 31, 2009, 2008 and 2007

Statements of Changes in Trust Corpus for the years ended December 31, 2009, 2008 and 2007

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

(d)	Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust, 75%—Texas) from South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross Timbers Partners, L.P. (predecessors of XTO Energy) to NCNB Texas National Bank (now Bank of America, N.A.), as trustee, dated February 12, 1991 (without Schedules A and B), heretofore filed as Exhibit 10.5 to the trust’s Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

(23.1)	Consent of KPMG LLP

(23.2)	Consent of Miller and Lents, Ltd.

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99.1)	Miller and Lents, Ltd. Report

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

CROSS TIMBERS ROYALTY TRUST By BANK OF AMERICA, N.A., TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis Vice President

XTO ENERGY INC.

Date: February 22, 2010	By	/S/ LOUIS G. BALDWIN
Louis G. Baldwin Executive Vice President and Chief Financial Officer

(The trust has no directors or executive officers.)