Form 10-Q
period 2010-03-31
CROSS TIMBERS ROYALTY TRUST
filed 2010-04-27
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Outstanding as of April 1, 2010

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at March 31, 2010, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2010 and 2009, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of America, N.A., as Trustee

  for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of March 31, 2010 and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2010 and 2009. These condensed financial statements are the responsibility of the trustee.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of December 31, 2009, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein), included in the trust’s 2009 Annual Report on Form 10-K, and in our report dated February 22, 2010, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2009 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus included in the trust’s 2009 Annual Report on Form 10-K from which it has been derived.

KPMG LLP

Fort Worth, Texas
April 26, 2010

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	March 31, 2010	December 31, 2009
ASSETS	(Unaudited)

Cash and short-term investments	$1,533,390	$1,067,595

Interest to be received	42	9

Net profits interests in oil and gas properties - net (Note 1)	15,763,725	16,188,498

	$17,297,157	$17,256,102

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$1,533,432	$1,067,604

Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	15,763,725	16,188,498

	$17,297,157	$17,256,102

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended March 31
	2010	2009
Net profits income	$4,269,080	$2,805,299

Interest income	54	72

Total income	4,269,134	2,805,371

Administration expense	170,558	135,581

Distributable income	$4,098,576	$2,669,790

Distributable income per unit (6,000,000 units)	$0.683096	$0.444965

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended March 31
	2010	2009
Trust corpus, beginning of period	$16,188,498	$17,255,761

Amortization of net profits interests	(424,773)	(184,804)

Distributable income	4,098,576	2,669,790

Distributions declared	(4,098,576)	(2,669,790)

Trust corpus, end of period	$15,763,725	$17,070,957

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value on February 12, 1991, the creation date of the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $45,336,724 as of March 31, 2010 and $44,911,951 of December 31, 2009.

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

Significantly lower oil prices and elevated costs caused costs to exceed revenues by a total of $196,211 ($147,158 net to the trust) on properties underlying the Texas working interest for January through March 2009 and by $244,677 ($183,508 net to the trust) on properties underlying the Oklahoma working interest in February and March 2009. However, these costs did not reduce net proceeds from the remaining conveyances. XTO Energy advised the trustee that increased oil prices and decreased costs led to the full recovery of excess costs, plus accrued interest, during 2009, on properties underlying the Texas and Oklahoma working interest.

4.	XTO Energy Inc.

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

Item 2. Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the trustee’s discussion and analysis contained in the trust’s 2009 Annual Report on Form 10-K, as well as the condensed financial statements and notes thereto included in this quarterly report on Form 10-Q. The trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the trust’s web site at www.crosstimberstrust.com.

Distributable Income

For the quarter ended March 31, 2010, net profits income was $4,269,080 compared to $2,805,299 for first quarter 2009. This 52% increase in net profits income is the result of higher oil and gas prices, decreased production expense and lower development costs, partially offset by excess costs on the Texas and Oklahoma working interest properties in first quarter 2009 and decreased oil production. See “Net Profits Income” and “Excess Costs” below.

After considering interest income of $54 and administration expense of $170,558, distributable income for the quarter ended March 31, 2010 was $4,098,576, or $0.683096 per unit of beneficial interest. Administration expense for the quarter increased 26% from the prior year quarter primarily because of the timing of expenditures. For first quarter 2009, distributable income was $2,669,790, or $0.444965 per unit. Distributions to unitholders for the quarter ended March 31, 2010 were:

Record Date	Payment Date	Distribution per Unit
January 29, 2010	February 12, 2010	$0.230821
February 26, 2010	March 12, 2010	0.196703
March 31, 2010	April 15, 2010	0.255572

		$0.683096

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

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended March 31 (a)		Increase (Decrease)
	2010	2009
Sales Volumes
Oil (Bbls) (b)
Underlying properties	50,162	56,631	(11%)
Average per day	545	616	(12%)
Net profits interests	25,686	14,370	79%

Gas (Mcf) (b)
Underlying properties	521,531	504,727	3%
Average per day	5,669	5,486	3%
Net profits interests	457,677	435,785	5%

Average Sales Prices
Oil (per Bbl)	$70.87	$41.50	71%
Gas (per Mcf)	$6.94	$6.12	13%

Revenues
Oil sales	$3,554,795	$2,350,344	51%
Gas sales	3,618,192	3,087,310	17%

Total Revenues	7,172,987	5,437,654	32%

Costs
Taxes, transportation and other	1,083,416	906,910	19%
Production expense (c)	1,087,698	1,527,575	(29%)
Development costs	71,086	314,861	(77%)
Excess costs (d)	-	(440,888)	100%

Total Costs	2,242,200	2,308,458	(3%)

Net Proceeds	$4,930,787	$3,129,196	58%

Net Profits Income	$4,269,080	$2,805,299	52%

(a)	Because of the interval between time of production and receipt of royalty income by the trust, oil and gas sales for the quarter ended March 31 generally represent oil production for the period November through January and gas production for the period October through December.

(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. Changes in any of these factors may result in disproportionate fluctuations in volumes allocated to the net profits interests. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)	Production expense is primarily from seven working interest properties in the 75% net profits interest. Six of these properties are not operated by XTO Energy. Production expense includes an overhead charge which is deducted and retained by XTO Energy. As of March 31, 2010, this charge was $33,838 per month (including a monthly overhead charge of $2,662 which XTO Energy deducts as operator of the Penwell Unit) and is subject to adjustment each May based on an oil and gas industry index.

(d)	See note 3 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from first quarter 2009 to first quarter 2010:

Sales Volumes

Oil

Oil sales volumes decreased 11% from first quarter 2009 to first quarter 2010 primarily because of natural production decline and the timing of cash receipts.

Gas

Gas sales volumes increased 3% from first quarter 2009 to first quarter 2010 primarily because of the timing of cash receipts and increased production from new wells and workovers, partially offset by natural production decline.

Sales Prices

Oil

The first quarter 2010 average oil price was $70.87 per Bbl, a 71% increase from the first quarter 2009 average price of $41.50 per Bbl. Lower demand as a result of the U.S. recession and slowing global economy, the tightened credit markets and rising crude oil supplies caused oil prices to sharply decline in 2008. However, signs of possible economic improvement have resulted in steadily higher oil prices during 2009 and early 2010. Oil prices are expected to remain volatile. The first quarter 2010 oil price is primarily related to production from November 2009 through January 2010, when the average NYMEX price was $76.81 per Bbl. The average NYMEX price for February and March 2010 was $78.74 per Bbl. At April 16, 2010, the average NYMEX futures price for the following twelve months was $87.61 per Bbl. Recent trust oil prices have averaged approximately 7% lower than the NYMEX price.

Gas

The first quarter 2010 average gas price was $6.94 per Mcf, a 13% increase from the first quarter 2009 average price of $6.12 per Mcf. Natural gas prices are affected by the level of North American production, weather, crude oil prices, the U.S. economy, storage levels and import levels of liquified natural gas. Due to concerns of oversupply from shale gas development, declining demand due to the U.S. recession, falling oil prices and increased gas storage, gas prices declined during the first nine months of 2009. However, signs of possible economic improvement, higher oil prices and a relatively cold winter led to increased gas prices late in 2009 and early 2010. Gas prices have weakened substantially in February and March 2010 due to renewed concerns of oversupply. Natural gas prices are expected to remain volatile. The first quarter 2010 gas price is primarily related to production from October through December 2009, when the average NYMEX price was $4.17 per MMBtu. The average NYMEX price for January through March 2010 was $5.30 per MMBtu. At April 16, 2010, the average NYMEX futures price for the following twelve months was $4.76 per MMBtu. Recent trust gas prices have averaged approximately 62% higher than the NYMEX price.

Costs

Taxes, Transportation and Other

Taxes, transportation and other increased 19% for the first quarter primarily because of increased production taxes related to higher oil and gas revenues.

Production Expense

Production expense decreased 29% for the first quarter primarily because of lower costs on nonoperated properties and decreased repairs, maintenance and power and fuel costs, partially offset by increased carbon dioxide injection costs.

Development

Development costs decreased 77% for the first quarter primarily because of decreased activity and costs related to Texas and Oklahoma properties underlying the 75% net profits interests.

Excess Costs

Significantly lower oil prices and elevated costs caused costs to exceed revenues by a total of $196,211 ($147,158 net to the trust) on properties underlying the Texas working interest for January through March 2009 and by $244,677 ($183,508 net to the trust) on properties underlying the Oklahoma working interest in February and March 2009. However, these costs did not reduce net proceeds from the remaining conveyances. XTO Energy advised the trustee that increased oil prices and decreased costs led to the full recovery of excess costs, plus accrued interest, during 2009, on properties underlying the Texas and Oklahoma working interest.

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

Forward-Looking Statements

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements regarding the net profits interests, underlying properties, development activities, development, production and other costs and expenses, oil and gas prices and differentials to NYMEX prices, distributions to unitholders and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2009, which is incorporated by this reference as though fully set forth herein. Although XTO Energy and the trustee believe that the expectations reflected in such forward-looking statements are reasonable, neither XTO Energy nor the trustee can give any assurance that such expectations will prove to be correct.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the trust’s market risks from the information disclosed in Part II, Item 7A of the trust’s annual report on Form 10-K for the year ended December 31, 2009.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the trustee carried out an evaluation of the effectiveness of the trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the trustee concluded that the trust’s disclosure controls and procedures are effective in timely recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the trust in the reports that it files or submits under the Securities Exchange Act of 1934 and are effective in ensuring that information required to be disclosed by the trust in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the trustee to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the trustee has relied, to the extent considered reasonable, on information provided by XTO Energy Inc. There has not been any change in the trust’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the trust’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the trust’s annual report on Form 10-K for the year ended December 31, 2009.

Items 2 through 5.

Not applicable.

Item 6. Exhibits.

(a)	Exhibits.

Exhibit Number and Description

(15)	Awareness letter of KPMG LLP

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 1A, 7 and 7A to the Annual Report on Form 10-K for Cross Timbers Royalty Trust filed with the Securities and Exchange Commission on February 23, 2010 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSS TIMBERS ROYALTY TRUST By BANK OF AMERICA, N.A., TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

XTO ENERGY INC.

Date: April 26, 2010	By	/S/ LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President and Chief Financial Officer