Form 10-Q
period 2010-06-30
CROSS TIMBERS ROYALTY TRUST
filed 2010-07-21
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Outstanding as of July 1, 2010

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at June 30, 2010, and the distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2010 and 2009, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of America, N.A., as Trustee

  for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of June 30, 2010 and the related condensed statements of distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2010 and 2009. These condensed financial statements are the responsibility of the trustee.

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

KPMG LLP

Fort Worth, Texas
July 20, 2010

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	June 30, 2010	December 31, 2009
ASSETS	(Unaudited)

Cash and short-term investments	$1,321,053	$1,067,595

Interest to be received	51	9

Net profits interests in oil and gas properties - net (Note 1)	15,378,318	16,188,498

	$16,699,422	$17,256,102

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$1,321,104	$1,067,604

Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	15,378,318	16,188,498

	$16,699,422	$17,256,102

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Net profits income	$4,599,294	$2,389,205	$8,868,374	$5,194,504

Interest income	88	82	142	154

Total income	4,599,382	2,389,287	8,868,516	5,194,658

Administration expense	115,978	100,593	286,536	236,174

Distributable income	$4,483,404	$2,288,694	$8,581,980	$4,958,484

Distributable income per unit (6,000,000 units)	$0.747234	$0.381449	$1.430330	$0.826414

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Trust corpus, beginning of period	$15,763,725	$17,070,957	$16,188,498	$17,255,761

Amortization of net profits interests	(385,407)	(148,429)	(810,180)	(333,233)

Distributable income	4,483,404	2,288,694	8,581,980	4,958,484

Distributions declared	(4,483,404)	(2,288,694)	(8,581,980)	(4,958,484)

Trust corpus, end of period	$15,378,318	$16,922,528	$15,378,318	$16,922,528

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

The financial statements of Cross Timbers Royalty Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with U.S. generally accepted accounting principles (“GAAP”):

-

Net profits income recorded for a month is the amount computed and paid by XTO Energy Inc., the owner of the underlying properties, to Bank of America, N.A., as trustee for the trust. On June 25, 2010, XTO Energy became a wholly owned subsidiary of Exxon Mobil Corporation. The merger is not expected to have a material effect on trust annual distributable income, financial position or liquidity. Net profits income consists of net proceeds received by XTO Energy from the underlying properties in the prior month, multiplied by net profit percentages of 90% for the 90% net profits interests, and 75% for the 75% net profits interests.

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

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value on February 12, 1991, the creation date of the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $45,722,131 as of June 30, 2010 and $44,911,951 as of December 31, 2009.

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

Significantly lower oil prices and elevated costs caused costs to exceed revenues on properties underlying the Texas working interest for January through April 2009 and on properties underlying the Oklahoma working interest for February through April 2009. However, these excess costs did not reduce net proceeds from the remaining conveyances. XTO Energy advised the trustee that increased oil prices and decreased costs led to the partial recovery of excess costs, plus accrued interest, on the properties underlying the Texas and Oklahoma working interests during second quarter 2009. Remaining excess costs totaled $125,672 ($94,254 net to the trust) on properties underlying the Texas working interest and $274,363 ($205,772 net to the trust) on properties underlying the Oklahoma working interest at the end of second quarter 2009. Remaining excess costs, plus accrued interest, on properties underlying the Texas and Oklahoma working interest were fully recovered by December 31, 2009.

Item 2. Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the trustee’s discussion and analysis contained in the trust’s 2009 annual report, as well as the condensed financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the trust’s web site at www.crosstimberstrust.com.

Distributable Income

Quarter

For the quarter ended June 30, 2010, net profits income was $4,599,294 compared to $2,389,205 for second quarter 2009. This 93% increase in net profits income is the result of higher oil and gas prices, partially offset by higher taxes, transportation and other costs and decreased oil sales volumes. See “Net Profits Income” on following page.

After considering interest income of $88 and administration expense of $115,978, distributable income for the quarter ended June 30, 2010 was $4,483,404, or $0.747234 per unit of beneficial interest. Administrative expense for the quarter increased 15% from the prior year quarter primarily because of the timing of expenditures. For second quarter 2009, distributable income was $2,288,694, or $0.381449 per unit. Distributions to unitholders for the quarter ended June 30, 2010 were:

Record Date	Payment Date	Distribution per Unit
April 30, 2010	May 14, 2010	$0.290282
May 28, 2010	June 14, 2010	0.236768
June 30, 2010	July 15, 2010	0.220184

		$0.747234

Six Months

For the six months ended June 30, 2010, net profits income was $8,868,374 compared to $5,194,504 for the same 2009 period. This 71% increase in net profits income is the result of higher oil and gas prices and decreased production expense, partially offset by decreased oil sales volumes, higher taxes, transportation and other costs and excess costs on the Texas and Oklahoma working interest properties in 2009. See “Net Profits Income” below.

After considering interest income of $142 and administration expense of $286,536, distributable income for the six months ended June 30, 2010 was $8,581,980, or $1.430330 per unit of beneficial interest. Administrative expense for the six months ended June 30, 2010 increased 21% from the prior year six-month period primarily because of the timing of expenditures. For the six months ended June 30, 2009, distributable income was $4,958,484, or $0.826414 per unit.

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

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended June 30 (a)		Increase	Six Months Ended June 30 (a)		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
Sales Volumes
Oil (Bbls) (b)
Underlying properties	49,349	54,260	(9%)	99,511	110,891	(10%)
Average per day	554	610	(9%)	550	613	(10%)
Net profits interests	25,071	16,527	52%	50,757	30,897	64%

Gas (Mcf) (b)
Underlying properties	476,018	471,287	1%	997,549	976,014	2%
Average per day	5,289	5,237	1%	5,481	5,363	2%
Net profits interests	418,665	415,004	1%	876,342	850,789	3%

Average Sales Prices
Oil (per Bbl)	$74.83	$40.08	87%	$72.83	$40.81	78%
Gas (per Mcf)	$8.36	$5.37	56%	$7.61	$5.76	32%

Revenues
Oil sales	$3,692,939	$2,175,015	70%	$7,247,734	$4,525,359	60%
Gas sales	3,977,277	2,532,645	57%	7,595,469	5,619,955	35%

Total Revenues	7,670,216	4,707,660	63%	14,843,203	10,145,314	46%

Costs
Taxes, transportation and other	1,081,070	754,740	43%	2,164,486	1,661,650	30%
Production expense (c)	1,177,507	1,149,792	2%	2,265,205	2,677,367	(15%)
Development costs	122,270	107,603	14%	193,356	422,464	(54%)
Excess costs (d)	-	40,853	-	-	(400,035)	-

Total Costs	2,380,847	2,052,988	16%	4,623,047	4,361,446	6%

Net Proceeds	$5,289,369	$2,654,672	99%	$10,220,156	$5,783,868	77%

Net Profits Income	$4,599,294	$2,389,205	93%	$8,868,374	$5,194,504	71%

(a)	Because of the interval between time of production and receipt of royalty income by the trust, (1) oil and gas sales for the quarter ended June 30 generally represent oil production for the period February through April and gas production for the period January through March and (2) oil and gas sales for the six-months ended June 30 generally represent oil production for the period November through April and gas production for the period October through March.

(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. Changes in any of these factors may result in disproportionate fluctuations in volumes allocated to the net profits interests. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)	Production expense is primarily from seven working interest properties in the 75% net profits interest. Five of these properties are not operated by XTO Energy or ExxonMobil. Production expense includes an overhead charge which is deducted and retained by the operator. As of June 30, 2010, this charge was $34,592 per month (including a monthly overhead charge of $2,823 which XTO Energy deducts as operator of the Penwell Unit and $4,538 which ExxonMobil deducts as operator of the Hewitt Unit) and is subject to adjustment each May based on an oil and gas industry index.

(d)	See Note 3 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from second quarter 2009 to second quarter 2010 and from the first six months of 2009 to the comparable period in 2010:

Sales Volumes

Oil

Oil sales volumes decreased 9% for second quarter 2010 and 10% for the first six months of 2010 as compared with the same 2009 periods primarily because of natural production decline and the timing of cash receipts.

Gas

Gas sales volumes increased 1% for second quarter 2010 as compared with second quarter 2009 as increased production from new wells and workovers was partially offset by natural production decline. Gas sales volumes for the first six months of 2010 increased 2% as compared with the same 2009 period primarily because of increased production from new wells and workovers and the timing of cash receipts, partially offset by natural production decline.

Sales Prices

Oil

The average oil price increased 87% to $74.83 per Bbl for the second quarter and 78% to $72.83 per Bbl for the six-month period. Lower demand as a result of the U.S. recession and slowing global economy, the tightened credit markets and rising crude oil supplies caused oil prices to decline sharply in 2008. However, signs of possible economic improvement have resulted in steadily higher oil prices during 2009 and early 2010. Oil prices are expected to remain volatile. The second quarter 2010 oil price is primarily related to production from February through April 2010, when the average NYMEX price was $80.68 per Bbl. The average NYMEX price for May and June 2010 was $74.95 per Bbl. At July 14, 2010, the average NYMEX futures price for the following twelve months was $79.46 per Bbl. Recent trust oil prices have averaged approximately 7% lower than the NYMEX price.

Gas

Gas prices for the second quarter increased 56% to $8.36 per Mcf and for the six-month period increased 32% to $7.61 per Mcf. Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and import levels of liquefied natural gas. Due to concerns of oversupply, declining demand due to the U.S. recession, falling oil prices and increased gas storage, gas prices declined during the first nine months of 2009. However, signs of possible economic improvement, higher oil prices and a relatively cold winter led to increased gas prices in late 2009 and early 2010. Gas prices weakened substantially in February and March 2010 due to renewed concerns of oversupply. Natural gas prices are expected to remain volatile. The second quarter 2010 gas price is primarily related to production from January through March 2010, when the average NYMEX price was $5.30 per MMBtu. The average NYMEX price for April through June 2010 was $4.09 per MMBtu. At July 14, 2010, the average NYMEX futures price for the following twelve months was $4.85 per MMBtu. Recent trust gas prices have been approximately 52% higher than the NYMEX price.

Costs

Taxes, Transportation and Other

Taxes, transportation and other increased 43% for the second quarter and 30% for the six-month period primarily because of increased production taxes related to higher oil and gas revenues, partially offset by decreased other deductions as a percent of oil and gas revenues.

Production Expense

Production expense was 15% lower for the six-month period primarily because of decreased overhead costs on nonoperated properties, decreased outside operated and repairs and maintenance costs.

Development

Development costs increased 14% for the second quarter primarily due to the timing of cash disbursements. Developments costs decreased 54% for the six-month period primarily because of decreased activity and costs related to Texas and Oklahoma properties underlying the 75% net profits interests.

Excess Costs

Significantly lower oil prices and elevated costs caused costs to exceed revenues on properties underlying the Texas working interest for January through April 2009 and on properties underlying the Oklahoma working interest for February through April 2009. However, these excess costs did not reduce net proceeds from the remaining conveyances. XTO Energy advised the trustee that increased oil prices and decreased costs led to the partial recovery of excess costs, plus accrued interest, on the properties underlying the Texas and Oklahoma working interests during second quarter 2009. Remaining excess costs totaled $125,672 ($94,254 net to the trust) on properties underlying the Texas working interest and $274,363 ($205,772 net to the trust) on properties underlying the Oklahoma working interest at the end of second quarter 2009. Remaining excess costs, plus accrued interest, on properties underlying the Texas and Oklahoma working interest were fully recovered by December 31, 2009.

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

Other

On June 25, 2010, XTO Energy became a wholly owned subsidiary of Exxon Mobil Corporation. The merger is not expected to have a material effect on trust annual distributable income, financial position or liquidity.

Forward-Looking Statements

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements regarding the net profits interests, underlying properties, development activities, development, production and other costs and expenses, oil and gas prices and differentials to NYMEX prices, distributions to unitholders, industry and market conditions and the impact of the merger with Exxon Mobil Corporation, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2009, which is incorporated by this reference as though fully set forth herein. Although XTO Energy and the trustee believe that the expectations reflected in such forward-looking statements are reasonable, neither XTO Energy nor the trustee can give any assurance that such expectations will prove to be correct.

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

CROSS TIMBERS ROYALTY TRUST By BANK OF AMERICA, N.A., TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: July 21, 2010	By	/S/ PATRICK T. MULVA
Patrick T. Mulva
Vice President and Controller