Form 10-Q
period 2010-09-30
CROSS TIMBERS ROYALTY TRUST
filed 2010-10-25
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Outstanding as of October 1, 2010

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

90% net profits interest – interests that entitle the trust to receive 90% of the net proceeds from the underlying properties that are royalty or overriding royalty interests in Texas, Oklahoma and New Mexico

75% net profits interests – interests that entitle the trust to receive 75% of the net proceeds from the underlying properties that are working interests in Texas and Oklahoma

royalty interest (and overriding royalty interest)	A nonoperating interest in an oil and gas property that provides the owner a specified share of production without any production expense or development costs

underlying properties	XTO Energy’s interest in certain oil and gas properties from which the net profits interests were conveyed. The underlying properties include royalty and overriding royalty interests in producing and nonproducing properties in Texas, Oklahoma and New Mexico, and working interests in producing properties located in Texas and Oklahoma

working interest	An operating interest in an oil and gas property that provides the owner a specified share of production that is subject to all production expense and development costs

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at September 30, 2010, and the distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2010 and 2009, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of America, N.A., as Trustee

  for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of September 30, 2010 and the related condensed statements of distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2010 and 2009. These condensed financial statements are the responsibility of the trustee.

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

The accompanying condensed financial statements are prepared on a modified cash basis as described in Note 1, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

KPMG LLP

Fort Worth, Texas

October 25, 2010

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	September 30, 2010	December 31, 2009
ASSETS	(Unaudited)

Cash and short-term investments	$1,413,026	$1,067,595

Interest to be received	28	9

Net profits interests in oil and gas properties - net (Note 1)	14,986,650	16,188,498

	$16,399,704	$17,256,102

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$1,413,054	$1,067,604

Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	14,986,650	16,188,498

	$16,399,704	$17,256,102

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Net profits income	$4,142,789	$2,894,511	$13,011,163	$8,089,015

Interest income	43	29	185	183

Total income	4,142,832	2,894,540	13,011,348	8,089,198

Administration expense	79,542	129,458	366,078	365,632

Distributable income	$4,063,290	$2,765,082	$12,645,270	$7,723,566

Distributable income per unit (6,000,000 units)	$0.677215	$0.460847	$2.107545	$1.287261

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Trust corpus, beginning of period	$15,378,318	$16,922,528	$16,188,498	$17,255,761

Amortization of net profits interests	(391,668)	(253,276)	(1,201,848)	(586,509)

Distributable income	4,063,290	2,765,082	12,645,270	7,723,566

Distributions declared	(4,063,290)	(2,765,082)	(12,645,270)	(7,723,566)

Trust corpus, end of period	$14,986,650	$16,669,252	$14,986,650	$16,669,252

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value on February 12, 1991, the creation date of the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $46,113,799 as of September 30, 2010 and $44,911,951 as of December 31, 2009.

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

Significantly lower oil prices and elevated costs caused costs to exceed revenues on properties underlying the Texas working interest for January through April 2009 and on properties underlying the Oklahoma working interest for February through April 2009. However, these excess costs did not reduce net proceeds from the remaining conveyances. XTO Energy advised the trustee that increased oil prices and decreased costs led to the full recovery of excess costs, plus accrued interest, during third quarter 2009, on properties underlying the Texas and Oklahoma working interests. Excess costs, plus accrued interest, recovered during third quarter 2009 totaled $128,359 ($96,269 net to the trust) on properties underlying the Texas working interest and $278,671 ($209,003 net to the trust) on properties underlying the Oklahoma working interest. Interest paid on these excess costs totaled $6,995 ($5,246 net to the trust) for the nine months ended September 30, 2009. There were no excess costs at September 30, 2010.

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

Distributable Income

Quarter

For the quarter ended September 30, 2010, net profits income was $4,142,789 compared to $2,894,511 for third quarter 2009. This 43% increase in net profits income is primarily the result of higher oil and gas prices ($1.1 million), recovery of excess costs, plus accrued interest on the Texas and Oklahoma working interest properties in 2009 ($0.3 million) and increased gas volumes ($0.3 million), partially offset by decreased oil volumes ($0.3 million). See “Net Profits Income” and “Excess Costs” below.

After considering interest income of $43 and administration expense of $79,542, distributable income for the quarter ended September 30, 2010 was $4,063,290, or $0.677215 per unit of beneficial interest. Administrative expense for the quarter decreased 39% primarily because of the timing of expenditures. For third quarter 2009, distributable income was $2,765,082, or $0.460847 per unit. Distributions to unitholders for the quarter ended September 30, 2010 were:

Record Date	Payment Date	Distribution per Unit
July 30, 2010	August 13, 2010	$0.229438
August 31, 2010	September 15, 2010	0.212268
September 30, 2010	October 15, 2010	0.235509

		$0.677215

Nine Months

For the nine months ended September 30, 2010, net profits income was $13,011,163 compared to $8,089,015 for the same 2009 period. This 61% increase in net profits income is primarily the result of higher oil and gas prices ($5.5 million), increased gas volumes ($0.4 million) and decreased production expense ($0.4 million), partially offset by decreased oil volumes ($1.0 million) and higher taxes, transportation and other costs ($0.6 million). See “Net Profits Income” below.

After considering interest income of $185 and administration expense of $366,078, distributable income for the nine months ended September 30, 2010 was $12,645,270, or $2.107545 per unit of beneficial interest. For the nine months ended September 30, 2009, distributable income was $7,723,566, or $1.287261 per unit.

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

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended September 30 (a)		Increase	Nine Months Ended September 30 (a)		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
Sales Volumes
Oil (Bbls) (b)
Underlying properties	49,192	55,548	(11%)	148,703	166,439	(11%)
Average per day	535	604	(11%)	545	610	(11%)
Net profits interests	24,421	19,121	28%	75,178	50,018	50%

Gas (Mcf) (b)
Underlying properties	551,104	507,886	9%	1,548,653	1,483,900	4%
Average per day	6,056	5,581	9%	5,673	5,436	4%
Net profits interests	486,840	444,683	9%	1,363,182	1,295,472	5%

Average Sales Prices
Oil (per Bbl)	$69.13	$56.90	21%	$71.61	$46.18	55%
Gas (per Mcf)	$6.54	$5.34	22%	$7.23	$5.61	29%

Revenues
Oil sales	$3,400,765	$3,160,874	8%	$10,648,499	$7,686,233	39%
Gas sales	3,606,181	2,711,361	33%	11,201,650	8,331,316	34%

Total Revenues	7,006,946	5,872,235	19%	21,850,149	16,017,549	36%

Costs
Taxes, transportation and other	1,011,950	852,440	19%	3,176,436	2,514,090	26%
Production expense (c)	1,122,354	1,268,146	(11%)	3,387,559	3,945,513	(14%)
Development costs	115,678	79,665	45%	309,034	502,129	(38%)
Excess cost (d)	-	407,030	-	-	6,995	-

Total Costs	2,249,982	2,607,281	(14%)	6,873,029	6,968,727	(1%)

Net Proceeds	$4,756,964	$3,264,954	46%	$14,977,120	$9,048,822	66%

Net Profits Income	$4,142,789	$2,894,511	43%	$13,011,163	$8,089,015	61%

(a)	Because of the interval between time of production and receipt of royalty income by the trust, (1) oil and gas sales for the quarter ended September 30 generally represent oil production for the period May through July and gas production for the period April through June and (2) oil and gas sales for the nine months ended September 30 generally represent oil production for the period November through July and gas production for the period October through June.

(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. Changes in any of these factors may result in disproportionate fluctuations in volumes allocated to the net profits interests. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)	Production expense is primarily from seven working interest properties in the 75% net profits interest. Five of these properties are not operated by XTO Energy or ExxonMobil. Production expense includes an overhead charge which is deducted and retained by the operator. As of September 30, 2010, this charge was $34,536 per month (including a monthly overhead charge of $2,768 which XTO Energy deducts as operator of the Penwell Unit and $4,538 which ExxonMobil deducts as operator of the Hewitt Unit) and is subject to adjustment each May based on an oil and gas industry index.

(d)	See Note 3 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from third quarter 2009 to third quarter 2010 and from the first nine months of 2009 to the comparable period in 2010:

Sales Volumes

Oil

Oil sales volumes decreased 11% for third quarter 2010 and 11% for the first nine months of 2010 as compared with the same 2009 periods primarily because of natural production decline and the timing of cash receipts.

Gas

Gas sales volumes increased 9% for third quarter 2010 and 4% for the first nine months of 2010 as compared with the same 2009 periods. Increased gas sales volumes for the quarter and the nine-month period are primarily because of the timing of cash receipts, partially offset by natural production decline. In addition, gas sales volumes increased for the nine-month period due to increased production from new wells and workovers.

The rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Oil

The average oil price increased 21% to $69.13 per Bbl for the third quarter and 55% to $71.61 per Bbl for the nine-month period. Oil prices are expected to remain volatile. The average NYMEX price for August and September 2010 was $76.03 per Bbl. At October 20, 2010, the average NYMEX futures price for the following twelve months was $84.54 per Bbl. Recent trust oil prices have averaged approximately 9% lower than the NYMEX price.

Gas

Gas prices for the third quarter increased 22% to $6.54 per Mcf and for the nine-month period increased 29% to $7.23 per Mcf. Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The average NYMEX price for July and August 2010 was $4.75 per MMBtu. At October 20, 2010, the average NYMEX futures price for the following twelve months was $4.14 per MMBtu. Recent trust gas prices have been approximately 54% higher than the NYMEX price.

Costs

Taxes, Transportation and Other

Taxes, transportation and other increased 19% for the third quarter and 26% for the nine-month period primarily because of increased production taxes related to higher oil and gas revenues, partially offset by decreased other deductions as a percentage of oil and gas revenues. In addition, increased taxes, transportation and other for the nine-month period was also due to increased property taxes related to the timing of expenditures.

Production

Production expense decreased 11% for the third quarter and 14% for the first nine months of 2010. Decreased production expense for the quarter is primarily due to decreased outside operated, repairs and maintenance and carbon dioxide injection costs, partially offset by increased labor and chemical and treating costs. Decreased production expense for the nine-month period is primarily due to decreased outside operated, repairs and maintenance, overhead on nonoperated properties and power and fuel costs, partially offset by increased chemical and treating costs.

Development

Development costs increased 45% for the third quarter primarily due to the timing of cash disbursements. Development costs decreased 38% for the nine-month period primarily because of decreased activity and costs related to the Texas and Oklahoma properties underlying the 75% net profits interests.

Excess Costs

Significantly lower oil prices and elevated costs caused costs to exceed revenues on properties underlying the Texas working interest for January through April 2009 and on properties underlying the Oklahoma working interest for February through April 2009. However, these excess costs did not reduce net proceeds from the remaining conveyances. XTO Energy advised the trustee that increased oil prices and decreased costs led to the full recovery of excess costs, plus accrued interest, during third quarter 2009, on properties underlying the Texas and Oklahoma working interests. Excess costs, plus accrued interest, recovered during third quarter 2009 totaled $128,359 ($96,269 net to the trust) on properties underlying the Texas working interest and $278,671 ($209,003 net to the trust) on properties underlying the Oklahoma working interest. Interest paid on these excess costs totaled $6,995 ($5,246 net to the trust) for the nine months ended September 30, 2009. There were no excess costs at September 30, 2010.

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

Forward-Looking Statements

Statements in this report relating to future plans, predictions, events or conditions are forward–looking statements. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements regarding the net profits interests, underlying properties, development activities, development, production and other costs and expenses, oil and gas prices and differentials to NYMEX prices, distributions to unitholders, industry and market conditions and the impact of the merger with Exxon Mobil Corporation, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2009, which is incorporated by this reference as though fully set forth herein. XTO Energy and the trustee assume no duty to update these statements as of any future date.

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

CROSS TIMBERS ROYALTY TRUST By BANK OF AMERICA, N.A., TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: October 25, 2010	By	/S/ PATRICK T. MULVA
Patrick T. Mulva
Vice President and Controller