Form 10-K
period 2010-12-31
CROSS TIMBERS ROYALTY TRUST
filed 2011-02-24
CIK 881787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010	Commission file number 1-10982

Cross Timbers Royalty Trust

(Exact name of registrant as specified in the Cross Timbers Royalty Trust Indenture)

Texas	75-6415930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒

The aggregate market value of the units of beneficial interest of the trust, based on the closing price on the New York Stock Exchange as of June 30, 2010 (the last business day of its most recently completed second fiscal quarter), held by non-affiliates of the registrant on that date was approximately $194 million.

At February 16, 2011, there were 6,000,000 units of beneficial interest of the trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Listed below is the only document parts of which are incorporated herein by reference and the parts of this report into which the document is incorporated:

None

CROSS TIMBER ROYALTY TRUST

2010 ANNUAL REPORT ON FORM 10-K

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

Under the terms of each of the five conveyances, the trust receives net profits income from the net profits interests generally on the last business day of each month. Net profits income is determined by XTO Energy by multiplying the net profit percentage (90% or 75%) times net proceeds from the underlying properties for each conveyance during the previous month. Net proceeds are the gross proceeds received from the sale of production, less “production costs”, as defined in the conveyances. For the 90% net profits interests and the 75% net profits interests, production costs generally include applicable property taxes, transportation, marketing and other charges. For the 75% net profits interests only, production costs also include capital and operating costs paid (e.g., drilling, production and other direct costs of owning and operating the property) and a monthly overhead charge that is adjusted annually. The monthly overhead charge at December 31, 2010 was $34,481 ($25,861 net to the trust). XTO Energy also deducts an overhead charge as operator of the Penwell Unit and ExxonMobil deducts an overhead charge as operator of the Hewitt Unit. As of December 31, 2010, monthly overhead attributable to the Penwell Unit was $2,713 ($2,035 net to the trust) and monthly overhead attributable to the Hewitt Unit was $4,538 ($3,404 net to the trust). If production costs exceed gross proceeds for any conveyance, this excess is carried forward to future monthly computations of net proceeds until the excess costs (plus interest accrued as specified in the conveyances) are completely recovered. Excess production costs and related accrued interest from one conveyance cannot be used to reduce net proceeds from any other conveyance.

Costs exceeded revenues on properties underlying the Texas working interest for January through April 2009 and on properties underlying the Oklahoma working interest for February through April 2009. There were no excess costs in 2010. For further information on excess costs, see Trustee’s Discussion and Analysis of Financial Condition and Results of Operations, under Item 7.

The trust is not liable for any production costs or liabilities attributable to the underlying properties. If at any time the trust receives net profits income in excess of the amount due, the trust is not obligated to return the overpayment, but net profits income payable to the trust for the next month will be reduced by the overpayment, plus interest at the prime rate.

Approximately 20 of the underlying royalty interests in the San Juan Basin burden working interests in properties operated by XTO Energy. XTO Energy also operates the Penwell Unit which is one of the properties underlying the Texas 75% net profits interests and ExxonMobil operates the Hewitt Unit which is one of the properties underlying the Oklahoma 75% net profits interests. Other than these properties, XTO Energy and ExxonMobil do not operate or control any of the underlying properties or related working interests.

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

Approximately 60% of the net profits income received by the trust during 2010, as well as 63% of the estimated proved reserves of the net profits interests at December 31, 2010 (based on estimated future net cash flows using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period), is attributable to natural gas. There is generally a greater demand for gas during the winter. Otherwise, trust income is not subject to seasonal factors, nor dependent upon patents, licenses, franchises or concessions. The trust conducts no research activities.

The oil and gas industry is highly competitive in all its phases. Operators of the properties in which the trust holds interests encounter competition from other oil and gas companies and from individual producers and operators. Oil and natural gas are commodities, for which market prices are determined by external supply and demand factors.

Item 1A.	Risk Factors

The following factors could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by the trustee from time to time. Such factors may have a material adverse effect upon the trust’s financial condition, distributable income and changes in trust corpus.

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

The trust’s monthly cash distributions are highly dependent upon the prices realized from the sale of natural gas and, to a lesser extent, oil. Oil and natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the trust and XTO Energy. Factors that contribute to price fluctuations include instability in oil-producing regions, worldwide economic conditions, weather conditions, the supply and price of domestic and foreign oil, natural gas and natural gas liquids, consumer demand, the price and availability of alternative fuels, the proximity to, and capacity of, transportation facilities and the effect of worldwide energy conservation measures. Moreover, government regulations, such as regulation of natural gas transportation and price controls, can affect product prices in the long term. Lower oil and natural gas prices may reduce the amount of oil and natural gas that is economic to produce and will reduce net profits available to the trust. The volatility of energy prices reduces the predictability of future cash distributions to trust unitholders.

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

The net proceeds payable to the trust are derived from the sale of hydrocarbons from depleting assets. The reduction in proved reserve quantities is a common measure of the depletion. Future maintenance and development projects on the underlying properties will affect the quantity of proved reserves and can offset the reduction in proved reserves. The timing and size of these projects will depend on the market prices of oil and natural gas. If the operator(s) of the properties do not implement additional maintenance and development projects, the future rate of production decline of proved reserves may be higher than the rate currently expected by the trust. Because the net proceeds payable to the trust are derived from the sale of hydrocarbons from depleting assets, the portion of distributions to unitholders attributable to depletion may be considered a return on capital as opposed to a return on investment. Distributions that are a return of capital will ultimately diminish the depletion tax benefits available to the unitholders, which could reduce the market value of the units over time. Eventually, the properties underlying the trust’s net profits interest will cease to produce in commercial quantities and the trust will, therefore, cease to receive any net proceeds therefrom.

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

The voting rights of a trust unitholder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of trust unitholders or for an annual or other periodic re-election of the trustee. Additionally, trust unitholders have no voting rights in XTO Energy or Exxon Mobil Corporation.

The trust indenture and related trust law permit the trustee and the trust to sue XTO Energy or any other operator of the underlying properties to compel them to fulfill the terms of the conveyance of the net profits interests. If the trustee does not take appropriate action to enforce provisions of the conveyance, the recourse of the trust unitholders would likely be limited to bringing a lawsuit against the trustee to compel the trustee to take specified actions. Trust unitholders probably would not be able to sue XTO Energy or any other operator of the underlying properties.

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

The trust unitholders are not protected from the liabilities of the trust to the same extent that a shareholder would be protected from a corporation’s liabilities. The structure of the trust does not include the interposition of a limited liability entity such as a corporation or limited partnership which would provide further limited liability protection to trust unitholders. While the trustee is liable for any excess liabilities incurred if the trustee fails to ensure that such liabilities are to be satisfied only out of trust assets, under the laws of Texas, which are unsettled on this point, a unitholder may be jointly and severally liable for any liability of the trust if the satisfaction of such liability was not contractually limited to the assets of the trust and the assets of the trust and the trustee are not adequate to satisfy such liability. As a result, trust unitholders may be exposed to personal liability. The trust, however, is not liable for production costs or other liabilities of the underlying properties.

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

As of December 31, 2010, the trust did not have any unresolved Securities and Exchange Commission staff comments.

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

The underlying properties include over 2,900 producing properties with established production histories in Texas, Oklahoma and New Mexico. The average reserve-to-production index for the underlying properties as of December 31, 2010 is approximately 12 years. This index is calculated using total proved reserves and estimated 2011 production for the underlying properties. The projected 2011 production is from proved developed producing reserves as of December 31, 2010. Based on estimated future net cash flows at 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, the proved reserves of the underlying properties are approximately 37% oil and 63% natural gas. The underlying properties also include certain nonproducing properties in Texas, Oklahoma and New Mexico that are primarily mineral interests.

Producing Acreage, Wells and Drilling

90% Net Profits Interests Underlying Royalties. Royalty and overriding royalty properties underlying the 90% net profits interests represent 79% of the discounted future net cash flows from trust proved reserves at December 31, 2010. Approximately 78% of the discounted future net cash flows from the 90% net profits interests is from gas reserves, totaling 24.8 Bcf. Oil reserves allocated to the 90% net profits interests are primarily located in West Texas and are estimated to be 503,000 Bbls at December 31, 2010.

The underlying royalties are royalty and overriding royalty interests primarily located in mature producing oil and gas fields. The most significant producing region in which the underlying royalties are located is the San Juan Basin in northwestern New Mexico. The San Juan Basin royalties gas production accounted for approximately 79% of the trust’s gas sales volumes and 46% of the net profits income for 2010. The trust’s estimated proved gas reserves from this region totaled 20.1 Bcf at December 31, 2010, or approximately 81% of trust total gas reserves at that date. XTO Energy estimates that underlying royalties in the San Juan Basin include more than 4,628 gross (approximately 47.7 net) wells, covering almost 60,000 gross acres. Approximately half of these wells are operated by BP America Production Company or ConocoPhillips. Production from conventional gas wells is primarily from the Dakota, Mesaverde and Pictured Cliffs formations.

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

The underlying royalties contain approximately 220,286 gross (approximately 32,183 net) producing acres. Well counts for the underlying royalties cannot be provided because information regarding the number of wells on royalty properties is generally not made available to royalty interest owners.

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

75% Net Profits Interests Underlying Working Interest Properties. Underlying the 75% net profits interests are working interests in seven large, predominantly oil-producing properties in Texas and Oklahoma operated primarily by established oil companies. These properties are located in mature fields undergoing secondary or tertiary recovery operations. Most of the oil produced from the 75% net profits interest properties is sour oil, which is sold at a decrement to NYMEX sweet crude oil prices. XTO Energy is the operator of the Penwell Unit, which is one of the properties underlying the Texas 75% net profits interests and ExxonMobil is the operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. With the exception of the Penwell Unit and Hewitt Unit, XTO Energy and ExxonMobil generally have little influence or control over operations on any of these properties.

Proved reserves from the 75% net profits interests are almost entirely oil, estimated to be approximately 561,000 Bbls at year-end 2010. Proved reserves from these interests represent 21% of the discounted future net cash flows of the trust’s proved reserves at December 31, 2010.

The underlying working interest properties are detailed below:

			Ownership of XTO Energy
Unit	County/State	Operator	Working Interest	Revenue Interest
North Cowden	Ector/Texas	Occidental Permian, Ltd.	1.7%	1.4%
North Central Levelland	Hockley/Texas	Apache Corporation	3.2%	2.1%
Penwell	Ector/Texas	XTO Energy Inc.	5.2%	4.6%
Sharon Ridge Canyon	Borden/Texas	Occidental Permian, Ltd.	4.3%	2.8%
Hewitt	Carter/Oklahoma	Exxon Mobil Corporation	11.3%	9.9%
Wildcat Jim Penn	Carter/Oklahoma	Noble Energy Production, Inc.	8.6%	7.5%
South Graham Deese	Carter/Oklahoma	Linn Energy, LLC	9.2%	8.7%

The underlying working interest properties consist of 3,813 gross (3,046 net) producing acres. As of December 31, 2010, there were 1,430 gross (61.5 net) productive oil wells and no wells in process of drilling on these properties. There were no wells drilled in 2010 and 2009, as compared with three gross (0.3 net) wells drilled in 2008.

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

Total 2010 development costs were $539,048 down 10% from 2009 development costs of $601,502. Development costs were lower in 2010 because of decreased development activity related to Texas and Oklahoma properties underlying the 75% net profits interest. January and February 2011 development costs totaled approximately $141,000, primarily incurred in fourth quarter 2010.

As reported to XTO Energy by unit operators in February of each year, budgeted development costs were $585,000 for 2010 and $756,000 for 2009. Actual development costs often differ from amounts budgeted because of changes in product prices and other factors that may affect the timing or selection of projects. Also, costs are deducted in the calculation of trust net profits income several months after they are incurred by the operator. Unit operators have reported total budgeted costs, net to the underlying properties, of approximately $907,000 for 2011 and $881,000 for 2012.

Costs exceeded revenues on properties underlying the Texas working interest for January through April 2009 and on properties underlying the Oklahoma working interest for February through April 2009. There were no excess costs in 2008 or 2010. For information regarding the effect of excess costs on trust net profits income, see Trustee’s Discussion and Analysis of Financial Condition and Results of Operations, under Item 7.

Estimated Proved Reserves and Future Net Cash Flows

The following are proved reserves of the underlying properties, as estimated by independent engineers, and proved reserves and future net cash flows from proved reserves of the net profits interests, based on an allocation of these reserves, at December 31, 2010:

	Underlying Properties		Net Profits Interests
	Proved Reserves (a)		Proved Reserves (a) (b)		Future Net Cash Flows from Proved Reserves (a) (c)
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
(in thousands)					Undiscounted	Discounted
90% Net Profits Interests
San Juan Basin	35	22,385	31	20,146	$103,063	$48,390
Other New Mexico	46	133	42	125	3,552	1,783
Texas	424	3,397	381	3,055	43,038	22,142
Oklahoma	55	1,713	49	1,440	9,192	4,832

Total	560	27,628	503	24,766	158,845	77,147

75% Net Profits Interests
Texas	768	318	276	114	20,247	10,374
Oklahoma	976	126	285	37	18,702	10,602

Total	1,744	444	561	151	38,949	20,976

TOTAL	2,304	28,072	1,064	24,917	$197,794	$98,123

(a)	Based on 12-month average oil price of $73.20 per Bbl and $5.42 per Mcf for gas, based on the first-day-of-the-month price for each month in the period. Discounted estimated future net cash flows from proved reserves increased 38% from year-end 2009 to 2010, primarily because of a 36% increase in oil prices and a 33% increase in natural gas prices.

(b)	Since the trust has defined net profits interests, the trust does not own a specific percentage of the oil and gas reserves. Because trust reserve quantities are determined using an allocation formula, any fluctuations in actual or assumed prices or costs will result in revisions to the estimated reserve quantities allocated to the net profits interests.

(c)	Before income taxes since future net cash flows are not subject to taxation at the trust level. Future net cash flows are discounted at an annual rate of 10%.

Proved reserves consist of the following:

	Underlying Properties		Net Profits Interests
	Proved Reserves		Proved Reserves
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Proved developed reserves	2,304	28,072	1,064	24,917
Proved undeveloped reserves	—	—	—	—

Total proved reserves	2,304	28,072	1,064	24,917

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

The XTO Energy reserve engineering group reviews reserve estimates with our third-party petroleum consultants, Miller and Lents, Ltd., independent petroleum engineers. Miller and Lents, Ltd. estimated oil and gas reserves attributable to the underlying properties as of December 31, 2010, 2009, 2008 and 2007. Miller and Lents’ primary technical person responsible for calculating the trust’s reserves has more than 30 years of experience as a reserve engineer. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

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

Oil and Natural Gas Production

Trust production is recognized in the period net profits income is received, which is the month following receipt by XTO Energy, and generally two months after the time of oil production and three months after gas production. Oil and gas production and average sales prices attributable to the underlying properties and the net profits interests for each of the three years ended December 31, 2010 were as follows:

	90% Net Profits Interests			75% Net Profits Interests			Total
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Production

Underlying Properties

Oil—Sales (Bbls)	61,282	68,326	68,345	135,820	151,154	155,951	197,102	219,480	224,296
Average per day (Bbls)	168	187	187	372	414	426	540	601	613
Gas—Sales (Mcf)	2,054,352	1,975,850	2,017,442	43,612	50,758	61,908	2,097,964	2,026,608	2,079,350
Average per day (Mcf)	5,628	5,413	5,512	120	139	169	5,748	5,552	5,681

Net Profits Interests

Oil—Sales (Bbls)	51,014	58,833	59,597	48,614	17,005	69,444	99,628	75,838	129,041
Average per day (Bbls)	140	161	163	133	47	190	273	208	353
Gas—Sales (Mcf)	1,821,708	1,761,108	1,799,599	15,181	7,370	25,548	1,836,889	1,768,478	1,825,147
Average per day (Mcf)	4,991	4,825	4,917	42	20	70	5,033	4,845	4,987

Average Sales Price

Oil (per Bbl)	$73.52	$54.94	$100.53	$71.03	$48.96	$99.31	$71.80	$50.82	$99.68
Gas (per Mcf)	$7.11	$5.64	$11.84	$4.66	$3.26	$7.15	$7.06	$5.58	$11.70

Oil and gas production by conveyance attributable to the underlying properties for each of the three years ended December 31, 2010 were as follows:

	Underlying Gas Production (Mcf)
Conveyance	2010	2009	2008
New Mexico royalty interest	1,608,164	1,429,350	1,516,271
Oklahoma royalty interest	186,526	261,355	194,506
Texas royalty interest	259,662	285,146	306,666
Texas working interest	31,109	31,591	38,381
Oklahoma working interest	12,503	19,166	23,526

Total	2,097,964	2,026,608	2,079,350

	Underlying Oil Production (Bbls)
Conveyance	2010	2009	2008
New Mexico royalty interest	7,669	8,393	9,049
Oklahoma royalty interest	6,466	7,185	8,310
Texas royalty interest	47,147	52,748	50,986
Texas working interest	60,639	67,088	69,852
Oklahoma working interest	75,181	84,066	86,099

Total	197,102	219,480	224,296

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

Regulation

Natural Gas Regulation

The interstate transportation and sale for resale of natural gas is subject to federal regulation, including transportation and storage rates charged, tariffs, and various other matters, by the Federal Energy Regulatory Commission. Federal price controls on wellhead sales of domestic natural gas terminated on January 1, 1993. While natural gas prices are currently unregulated, Congress historically has been active in the area of natural gas regulation. On August 8, 2005, Congress enacted the Energy Policy Act of 2005. The Energy Policy Act, among other things, amended the Natural Gas Act to prohibit market manipulation by any entity, to direct FERC to facilitate market transparency in the market for sale or transportation of physical natural gas in interstate commerce, and to significantly increase the penalties for violations of the Natural Gas Act, the Natural Gas Act of 1978, or FERC rules, regulations or orders thereunder. FERC has promulgated regulations to implement the Energy Policy Act, including enforcement rules and new annual reporting requirements for certain sellers of natural gas. It is impossible to predict whether new legislation to regulate natural gas might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, such proposals might have on the operations of the underlying properties.

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

On December 19, 2007, the President signed into law the Energy Independence & Security Act of 2007 (PL 110-140). The EISA, among other things, prohibits market manipulation by any person in connection with the purchase or sale of crude oil, gasoline or petroleum distillates at wholesale in contravention of such rules and regulations that the Federal Trade Commission may prescribe, directs the Federal Trade Commission to enforce the regulations, and establishes penalties for violations thereunder. XTO Energy has advised the trustee that it cannot predict the impact of future government regulation on any crude oil, condensate or natural gas liquids facilities, sales or transportation transactions.

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

There is an increased focus by local, national and international regulatory bodies on greenhouse gas (GHG) emissions and climate change. Several states have adopted climate change legislation and regulations, and various other regulatory bodies have announced their intent to regulate GHG emissions or adopt climate change regulations. As these regulations are under development, XTO Energy is unable to predict the total impact of the potential regulations upon the operators of the underlying properties, and it is possible that the operators of the underlying properties could face increases in operating costs in order to comply with climate change or GHG emissions legislation, which costs could reduce net proceeds payable to the trust and trust distributions.

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

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Units of the Trust, Related Unitholder Matters and Trust Purchases of Units

Units of Beneficial Interest

The units of beneficial interest in the trust are listed and traded on the New York Stock Exchange under the symbol “CRT.” The following are the high and low unit sales prices and total cash distributions per unit paid by the trust during each quarter of 2010 and 2009:

	Sales Price		Distributions per Unit
Quarter	High	Low
2010
First	$35.00	$28.21	$0.683096
Second	39.48	31.00	0.747234
Third	36.92	33.11	0.677215
Fourth	42.26	35.14	0.680009

			$2.787554

2009
First	$35.27	$13.92	$0.444965
Second	30.40	17.28	0.381449
Third	31.45	22.00	0.460847
Fourth	36.37	28.20	0.598762

			$1.886023

At December 31, 2010, there were 6,000,000 units outstanding and approximately 330 unitholders of record; 5,812,729 of these units were held by depository institutions.

The trust has no equity compensation plans, nor has it purchased any units during the period covered by this report.

Item 6.	Selected Financial Data

	Year Ended December 31
	2010	2009	2008	2007	2006
Net Profits Income	$17,142,087	$11,742,545	$31,311,215	$20,189,267	$25,767,154
Distributable Income	16,725,324	11,316,138	30,942,420	19,805,724	25,448,178
Distributable Income per Unit	2.787554	1.886023	5.157070	3.300954	4.241363
Distributions per Unit	2.787554	1.886023	5.157070	3.300954	4.241363
Total Assets at Year-End	15,935,049	17,256,102	18,771,025	20,147,900	21,655,260

Item 7.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Calculation of Net Profits Income

The following is a summary of the calculation of net profits income received by the trust:

	Year Ended December 31 (a)			Quarter Ended December 31 (a)
	2010	2009	2008	2010	2009
Sales Volumes
Oil (Bbls) (b)
Underlying properties	197,102	219,480	224,296	48,399	53,041
Average per day	540	601	613	526	577
Net profits interests	99,628	75,838	129,041	24,450	25,820
Gas (Mcf) (b)
Underlying properties	2,097,964	2,026,608	2,079,350	549,311	542,708
Average per day	5,748	5,552	5,681	5,971	5,899
Net profits interests	1,836,889	1,768,478	1,825,147	473,707	473,006

Average Sales Price
Oil (per Bbl)	$71.80	$50.82	$99.68	$72.40	$65.39
Gas (per Mcf) (c)	$7.06	$5.58	$11.70	$6.57	$5.50

Revenues
Oil sales	$14,152,470	$11,154,802	$22,358,808	$3,503,971	$3,468,569
Gas sales (c)	14,813,040	11,315,933	24,331,383	3,611,390	2,984,617

Total Revenues	28,965,510	22,470,735	46,690,191	7,115,361	6,453,186

Costs
Taxes, transportation and other	4,136,302	3,495,414	5,357,997	959,866	981,324
Production expense (d)	4,502,466	5,092,484	4,603,581	1,114,907	1,146,971
Development costs	539,048	601,502	1,453,290	230,014	99,373
Excess costs (e)	—	6,995	—	—	—

Total Costs	9,177,816	9,196,395	11,414,868	2,304,787	2,227,668

Other Proceeds
Interest income (c)	—	—	1,024,815	—	—

Net Proceeds	$19,787,694	$13,274,340	$36,300,138	$4,810,574	$4,225,518

Net Profits Income	$17,142,087	$11,742,545	$31,311,215	$4,130,924	$3,653,530

(a)	Because of the interval between time of production and receipt of net profits income by the trust, oil and gas sales for the year ended December 31 generally relate to oil production from November through October and gas production from October through September, while oil and gas sales for the quarter ended December 31 generally relate to oil production from August through October and gas production from July through September.

(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. Changes in any of these factors may result in disproportionate fluctuations in volumes allocated to the net profits interests. Therefore, comparative analysis is based on the underlying properties.

(c)	In 2008, $2,430,326 was received related to lawsuit settlements for underpayment of royalties of $1,405,511 on certain San Juan Basin properties. Included in these settlements was interest of $1,024,815. These settlements increased the average gas sale price by $0.67 for 2008. The total settlements, net to the trust, were $2,187,294, or $0.36 per unit.

(d)	Production expense is primarily from seven working interest properties in the 75% net profits interest. Five of these properties are not operated by XTO Energy or ExxonMobil. Production expense includes an overhead charge which is deducted and retained by the operator. As of December 31, 2010, this charge was $34,481 per month (including a monthly overhead charge of $2,713 which XTO Energy deducts as operator of the Penwell Unit and $4,538 which ExxonMobil deducts as operator of the Hewitt Unit) and is subject to adjustment each May based on an oil and gas industry index.

(e)	See Note 8 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

Results of Operations

Years Ended December 31, 2010, 2009 and 2008

Net profits income for 2010 was $17,142,087 as compared with $11,742,545 for 2009 and $31,311,215 for 2008. The 46% increase in net profits income from 2009 to 2010 was primarily because of increased oil and gas prices ($6.3 million), increased gas production ($0.5 million) and decreased production expense ($0.4 million), partially offset by decreased oil production ($1.3 million) and higher taxes, transportation and other costs ($0.6 million). The 62% decrease in net profits income from 2008 to 2009 was primarily because of decreased oil and gas prices ($18.9 million) and lawsuit settlement proceeds included in 2008 ($2.2 million), partially offset by lower taxes, transportation and other costs ($1.6 million) and lower development costs ($0.8 million). During 2010, 2009 and 2008, 60%, 65% and 59%, respectively, of net profits income was derived from gas sales.

Trust administration expense was $417,063 in 2010 as compared to $426,630 in 2009 and $389,863 in 2008. Increased administrative expense from 2008 to 2009 is primarily due to the timing of expenditures. Interest income was $300 in 2010, $223 in 2009 and $21,068 in 2008. Changes in interest income are attributable to fluctuations in net profits income and interest rates.

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil production and three months after gas production. Net profits income is generally affected by three major factors:

•	oil and gas sales volumes,
•	oil and gas sales prices, and
•	costs deducted in the calculation of net profits income.

Volumes

Oil. Underlying oil sales volumes decreased 10% from 2009 to 2010 compared to a 2% decrease from 2008 to 2009. Oil sales volumes in 2010 decreased from 2009 primarily because of natural production decline and the timing of cash receipts. Oil sales volumes in 2009 decreased from 2008 primarily because of natural production decline and the timing of cash receipts, partially offset by prior period adjustments and increased production from new wells and workovers.

Gas. Underlying gas sales volumes increased 4% from 2009 to 2010 compared to a 3% decrease from 2008 to 2009. Gas sales volumes in 2010 increased from 2009 primarily because of the timing of cash receipts and increased production from new wells and workovers, partially offset by natural production decline. Decreased gas sales volumes in 2009 were primarily because of prior period adjustments and natural production decline, partially offset by increased production from new wells and workovers and the timing of cash receipts.

The rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Prices

Oil. The average oil price for 2010 was $71.80 per Bbl, 41% higher than the 2009 average oil price of $50.82, which was 49% lower than the 2008 average price of $99.68. Oil prices are expected to remain volatile. The average NYMEX price for November 2010 through January 2011 was $87.77 per Bbl. At February 14, 2011, the average NYMEX oil price for the following 12 months was $95.00 per Bbl. Recent trust oil prices have averaged approximately 7% lower than the NYMEX price.

Gas. The 2010 average gas price was $7.06 per Mcf, a 27% increase from the 2009 average gas price of $5.58, which was 52% lower than the 2008 average price of $11.70. Excluding the effects of the lawsuit settlements in 2008, the average gas price decreased 49% from $11.03 per Mcf in 2008 to $5.58 per Mcf in 2009. See “Other Proceeds” below. Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The average NYMEX price for fourth quarter 2010 was $3.80 per MMBtu. Recent trust gas prices have averaged approximately 59% higher than the NYMEX price. At February 14, 2011, the average NYMEX gas price for the following 12 months was $4.31 per MMBtu.

Costs

Because properties underlying the 90% net profits interests are royalty and overriding royalty interests, the calculation of net profits income from these interests only includes deductions for production and property taxes, legal costs, and marketing and transportation charges. In addition to these costs, the calculation of net profits income from the 75% net profits interests includes deductions for production expense and development costs since the related underlying properties are working interests. Net profits income is calculated monthly for each of the five conveyances under which the net profits interests were conveyed to the trust. If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from other conveyances. Costs have never exceeded revenues from 90% net profits interests, nor are they expected to in the future. Significantly lower oil prices and elevated costs caused costs to exceed revenues by a total of $229,340 ($172,005 net to the trust) on properties underlying the Texas working interest for January through April 2009 and by $319,745 ($239,809 net to the trust) on properties underlying the Oklahoma working interest for February through April 2009. However, these excess costs did not reduce net proceeds from the remaining conveyances. XTO Energy advised the trustee that increased oil prices and decreased costs led to the full recovery of excess costs, plus accrued interest, during 2009. Interest paid on these excess costs totaled $6,995 ($5,246 net to the trust) in 2009. There were no excess costs in 2010.

Total costs deducted in the calculation of net profits income were $9.2 million in 2010, $9.2 million in 2009 and $11.4 million in 2008. Total costs remained relatively flat from 2009 to 2010 as increased taxes, transportation and other costs due to higher oil and gas revenues were offset by decreased production expense related to decreased repairs and maintenance, overhead on nonoperated properties and outside operated costs. The 19% decrease in costs from 2008 to 2009 is attributable to lower production taxes associated with decreased revenues and lower development costs, partially offset by increased production expense related to increased overhead costs on nonoperated properties and increased carbon dioxide injection, repairs and maintenance costs and increased other deductions as a percentage of oil and gas revenues.

Unit operators of the properties underlying the 75% net profits interests have reported total budgeted development costs, net to the underlying properties, of approximately $907,000 for 2011 and $881,000 for 2012, as compared to budgeted development costs of $585,000 and actual development costs of $539,000 for 2010. Actual development costs often differ from amounts budgeted because of changes in product prices and other factors that may affect the timing or selection of projects.

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

Fourth Quarter 2010 and 2009

During the quarter ended December 31, 2010, the trust received net profits income totaling $4,130,924, compared with fourth quarter 2009 net profits income of $3,653,530. This 13% increase is primarily attributable to higher oil and gas prices ($0.8 million), partially offset by decreased oil production ($0.3 million).

Administration expense was $50,985 and trust interest income was $115, resulting in fourth quarter 2010 distributable income of $4,080,054, or $0.680009 per unit. Distributable income for fourth quarter 2009 was $3,592,572, or $0.598762 per unit. Distributions to unitholders for the quarter ended December 31, 2010 were:

Record Date	Payment Date	Per Unit
October 29, 2010	November 15, 2010	$0.254329
November 30, 2010	December 14, 2010	0.190063
December 31, 2010	January 14, 2011	0.235617

		$0.680009

Volumes

Fourth quarter 2010 underlying oil sales volumes were 48,399 Bbls, or 9% lower than 2009 levels and underlying gas sales volumes were 549,311 Mcf, or 1% higher than 2009 levels. Oil sales volumes decreased in 2010 primarily because of natural production decline and the timing of cash receipts. Gas sales volumes increased in 2010 primarily because of increased production from new wells and workovers and the timing of cash receipts, partially offset by natural production decline.

Prices

The average fourth quarter 2010 oil price was $72.40 per Bbl, 11% higher than the fourth quarter 2009 average price of $65.39. The average fourth quarter 2010 gas price was $6.57 per Mcf, 19% higher than the fourth quarter 2009 average price of $5.50. For further information about oil and gas prices, see “Years Ended December 31, 2010, 2009 and 2008 – Prices” above.

Costs

Costs deducted in the calculation of fourth quarter 2010 net profits income increased $77,119, or 3%, from fourth quarter 2009. This increase was primarily related to higher development costs due to increased activity and costs related to the Texas and Oklahoma properties underlying the 75% net profits interests.

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

Greenhouse Gas Emissions and Climate Change Regulations

There is an increased focus by local, national and international regulatory bodies on greenhouse gas (GHG) emissions and climate change. Several states have adopted climate change legislation and regulations, and various other regulatory bodies have announced their intent to regulate GHG emissions or adopt climate change regulations. As these regulations are under development, XTO Energy is unable to predict the total impact of the potential regulations upon the operators of the underlying properties, and it is possible that the operators of the underlying properties could face increases in operating costs in order to comply with climate change or GHG emissions legislation, which costs could reduce net proceeds payable to the trust and trust distributions.

Off-Balance Sheet Arrangements

The trust has no off-balance sheet financing arrangements. The trust has not guaranteed the debt of any other party, nor does the trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

Contractual Obligations

As shown below, the trust had no obligations and commitments to make future contractual payments as of December 31, 2010, other than the December distribution payable to unitholders in January 2011, as shown in the statement of assets, liabilities and trust corpus.

	Payments due by Period
	Total	Less than 1 Year	1 -3 Years	3 -5 Years	More than 5 Years
Distribution payable to unitholders	$1,413,702	$1,413,702	$—	$—	$—

Related Party Transactions

The underlying properties are currently owned by XTO Energy. XTO Energy deducts an overhead charge from monthly net proceeds as reimbursement for costs associated with monitoring the 75% net profits interests. As of December 31, 2010, this monthly charge was $34,481 ($25,861 net to the trust). Included in this monthly overhead charge is a charge XTO Energy deducts as operator of the Penwell Unit and ExxonMobil deducts as operator of the Hewitt Unit. As of December 31, 2010, monthly overhead attributable to the Penwell Unit was $2,713 ($2,035 net to the trust) and monthly overhead attributable to the Hewitt Unit was $4,538 ($3,404 net to the trust). These overhead charges are subject to annual adjustment based on an oil and gas industry index. For further information regarding the trust’s relationship with XTO Energy, see Note 5 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

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

The standardized measure of discounted future net cash flows and changes in such cash flows, as reported in Note 9 to Financial Statements under Item 8, Financial Statements and Supplementary Data, is prepared using assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission. Such assumptions include using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period for 2010 and 2009, and year end costs for estimated future development and production expenditures. Prior to 2009, standardized measure was calculated using year end oil and gas prices and costs. Discounted future net cash flows are calculated using a 10% rate. Changes in any of these assumptions, including consideration of other factors, could have a significant impact on the standardized measure. Accordingly, the standardized measure does not represent XTO Energy’s or the trustee’s estimated current market value of proved reserves.

Forward-Looking Statements

Certain information included in this annual report and other materials filed, or to be filed, by the trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements may concern, among other things, development activities, future development plans, increased density drilling, reserve-to-production ratios, future net cash flows, maintenance projects, development, production and other costs, oil and gas prices, pricing differentials, proved reserves, production levels, litigation, regulatory matters and competition. Such forward-looking statements are based on XTO Energy’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “expects,” “intends,” “plans,” “projects,” “anticipates,” “predicts,” “believes,” “goals,” “estimates,” “should,” “could,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. Some of the risk factors that could cause actual results to differ materially are explained in Item 1A, Risk Factors.

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

Cross Timbers Royalty Trust

Statements of Assets, Liabilities and Trust Corpus

	December 31
	2010	2009
Assets
Cash and short-term investments	$1,413,665	$1,067,595
Interest to be received	37	9
Net profits interests in oil and gas properties—net (Notes 1 and 2)	14,521,347	16,188,498

	$15,935,049	$17,256,102

Liabilities and Trust Corpus
Distribution payable to unitholders	$1,413,702	$1,067,604
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	14,521,347	16,188,498

	$15,935,049	$17,256,102

See accompanying notes to financial statements.

Cross Timbers Royalty Trust

Statements of Distributable Income

	Year Ended December 31
	2010	2009	2008
Net profits income	$17,142,087	$11,742,545	$31,311,215
Interest income	300	223	21,068

Total income	17,142,387	11,742,768	31,332,283
Administration expense	417,063	426,630	389,863

Distributable income	$16,725,324	$11,316,138	$30,942,420

Distributable income per unit (6,000,000 units)	$2.787554	$1.886023	$5.157070

See accompanying notes to financial statements.

Cross Timbers Royalty Trust

Statements of Changes in Trust Corpus

	Year Ended December 31
	2010	2009	2008
Trust corpus, beginning of year	$16,188,498	$17,255,761	$18,387,752
Amortization of net profits interests	(1,667,151)	(1,067,263)	(1,131,991)
Distributable income	16,725,324	11,316,138	30,942,420
Distributions declared	(16,725,324)	(11,316,138)	(30,942,420)

Trust corpus, end of year	$14,521,347	$16,188,498	$17,255,761

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

This comprehensive basis of accounting corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

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

The initial carrying value of the net profits interests of $61,100,449 was XTO Energy’s historical net book value of the interests on February 12, 1991, the date of the transfer to the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $46,579,102 as of December 31, 2010 and $44,911,951 as of December 31, 2009.

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

Net profits income received by the trustee consists of net proceeds received in the prior month by XTO Energy from the underlying properties multiplied by the net profits percentage of 90% or 75%. Net proceeds are the gross proceeds received from the sale of production, less applicable costs. For the 90% net profits interests, such costs generally include production and property taxes, legal costs, and marketing and transportation charges. In addition to these costs, the 75% net profits interests include deductions for production expense and development costs.

XTO Energy, as owner of the underlying properties, computes net profits income separately for each of the five conveyances. If costs exceed gross proceeds for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from the other conveyances (Note 8).

4. Federal Income Taxes

Tax counsel has advised the trust that, under current tax laws, the trust will be classified as a grantor trust for federal income tax purposes and, therefore, is not subject to taxation at the trust level. However, the opinion of tax counsel is not binding on the Internal Revenue Service. For federal income tax purposes, unitholders of a grantor trust are considered to own the trust’s income and principal as though no trust were in existence. The income of the trust is deemed to be received or accrued by the unitholders at the time such income is received or accrued by the trust, rather than when distributed by the trust.

The trust is a widely held fixed investment trust (“WHFIT”) classified as a non-mortgage widely held fixed investment trust (“NMWHFIT”) for federal income tax purposes. The trustee is the representative of the trust that will provide tax information in accordance with the applicable U.S. Treasury Regulations governing the information reporting requirements of the trust as a WHFIT or a NMWHFIT.

5. XTO Energy Inc.

The underlying properties include approximately 20 overriding royalty interests in New Mexico that burden working interests owned and operated by XTO Energy. These working interests were purchased by XTO Energy after the net profits interests were conveyed to the trust. XTO Energy also operates the Penwell Unit, which is one of the properties underlying the Texas 75% net profits interests and ExxonMobil operates the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. Other than these properties, XTO Energy and ExxonMobil do not operate or control any of the underlying properties or related working interests.

In computing net profits income for the 75% net profits interests (Note 3), XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This charge at December 31, 2010 was $34,481 per month, or $413,772 annually (net to the trust of $310,329 annually). Included in this monthly overhead charge is a charge XTO Energy deducts as operator of the Penwell Unit and ExxonMobil deducts as operator of the Hewitt Unit. As of December 31, 2010, overhead attributable to the Penwell Unit was $2,713 per month, or $32,556 annually (net to the trust of $24,417 annually) and overhead attributable to the Hewitt Unit was $4,538 per month, or $54,456 annually (net to the trust of $40,842 annually). These overhead charges are subject to an annual adjustment based on an oil and gas industry index.

On June 25, 2010, XTO Energy became a wholly owned subsidiary of Exxon Mobil Corporation. The merger is not expected to have a material effect on trust annual distributable income, financial position or liquidity.

6. Contingencies

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

7. Purchaser Adjustments and Lawsuit Settlements

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

8. Excess Costs

Significantly lower oil prices and elevated costs caused costs to exceed revenues by a total of $229,340 ($172,005 net to the trust) on properties underlying the Texas working interest for January through April 2009 and by $319,745 ($239,809 net to the trust) on properties underlying the Oklahoma working interest for February through April 2009. However, these costs did not reduce net proceeds from the remaining conveyances. XTO Energy advised the trustee that increased oil prices and decreased costs led to the full recovery of excess costs, plus accrued interest, during 2009. Interest paid on these excess costs totaled $6,995 ($5,246 net to the trust) in 2009. There were no excess costs in 2010.

9. Supplemental Oil and Gas Reserve Information (Unaudited)

Oil and Natural Gas Reserves

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

Standardized Measure

The standardized measure of discounted future net cash flows and changes in such cash flows are prepared using assumptions required by the Financial Accounting Standards Board. Such assumptions include the use of 12-month average prices for oil and gas, based on the first-day-of-the-month price for each month in the period for 2010 and 2009, and year end costs for estimated future development and production expenditures to produce the proved reserves. Prior to 2009, standardized measure was calculated using year end oil and gas prices and costs. Future net cash flows are discounted at an annual rate of 10%. No provision is included for federal income taxes since future net cash flows are not subject to taxation at the trust level.

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

The standardized measure does not represent management’s estimate of our future cash flows or the value of proved oil and gas reserves. Probable and possible reserves, which may become proved in the future, are excluded from the calculations. Furthermore, prices used to determine the standardized measure are influenced by supply and demand as affected by recent economic conditions as well as other factors and may not be the most representative in estimating future revenues or reserve data.

Oil prices used to determine the standardized measure were based on average realized oil prices of $73.20 per Bbl in 2010, $53.92 per Bbl in 2009, $36.46 per Bbl in 2008 and $88.11 per Bbl in 2007. The weighted average realized gas prices used to determine the standardized measure were $5.42 per Mcf in 2010, $4.07 per Mcf in 2009, $4.27 per Mcf in 2008 and $6.41 per Mcf in 2007. In 2010 and 2009, we used average oil and gas prices, based on the first-day-of-the-month price for each month in the period. For periods prior to 2009, we used year end oil and gas prices.

Proved Reserves

	Net Profits Interests						Underlying Properties
	90% Net Profits Interests		75% Net Profits Interests		Total
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Balance, December 31, 2007	505	27,202	1,232	457	1,737	27,659	3,106	31,202
Extensions, additions and discoveries	9	915	—	—	9	915	10	1,016
Revisions of prior estimates	78	(854)	(846)	(337)	(768)	(1,191)	(773)	(1,303)
Production	(60)	(1,800)	(69)	(25)	(129)	(1,825)	(224)	(2,079)

Balance, December 31, 2008	532	25,463	317	95	849	25,558	2,119	28,836
Extensions, additions and discoveries	9	1,240	—	—	9	1,240	10	1,379
Revisions of prior estimates	21	639	53	9	74	648	282	777
Production	(59)	(1,761)	(17)	(7)	(76)	(1,768)	(219)	(2,027)

Balance, December 31, 2009	503	25,581	353	97	856	25,678	2,192	28,965

Extensions, additions and discoveries	5	594	—	—	5	594	6	659
Revisions of prior estimates	46	413	257	69	303	482	303	546
Production	(51)	(1,822)	(49)	(15)	(100)	(1,837)	(197)	(2,098)

Balance, December 31, 2010	503	24,766	561	151	1,064	24,917	2,304	28,072

Extensions, additions and discoveries of proved gas reserves are primarily because of development in the San Juan Basin. Revisions of prior estimates are primarily related to changes in prices and costs.

Proved Developed Reserves

	Net Profits Interests						Underlying Properties
	90% Net Profits Interests		75% Net Profits Interests		Total
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
December 31, 2007	505	27,202	1,229	450	1,734	27,652	3,098	31,186

December 31, 2008	532	25,463	316	93	848	25,556	2,114	28,825

December 31, 2009	503	25,581	353	97	856	25,678	2,192	28,965

December 31, 2010	503	24,766	561	151	1,064	24,917	2,304	28,072

Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	90% Net Profits Interests			75% Net Profits Interests			Total
	December 31			December 31			December 31
(in thousands)	2010	2009	2008	2010	2009	2008	2010	2009	2008
Net Profits Interests
Future cash inflows	$172,407	$133,186	$128,401	$41,539	$19,266	$11,759	$213,946	$152,452	$140,160
Future production taxes	(13,562)	(10,722)	(10,681)	(2,590)	(1,179)	(736)	(16,152)	(11,901)	(11,417)

Future net cash flows	158,845	122,464	117,720	38,949	18,087	11,023	197,794	140,551	128,743
10% discount factor	(81,698)	(62,521)	(60,109)	(17,973)	(7,004)	(4,161)	(99,671)	(69,525)	(64,270)

Standardized measure	$77,147	$59,943	$57,611	$20,976	$11,083	$6,862	$98,123	$71,026	$64,473

Underlying Properties
Future cash inflows							$320,767	$236,719	$199,671
Future production costs							(92,341)	(76,532)	(54,174)

Future net cash flows							228,426	160,187	145,497
10% discount factor							(114,739)	(78,807)	(72,335)

Standardized measure							$113,687	$81,380	$73,162

Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	90% Net Profits Interests			75% Net Profits Interests			Total
(in thousands)	2010	2009	2008	2010	2009	2008	2010	2009	2008
Net Profits Interests
Standardized measure, January 1	$59,943	$57,611	$96,533	$11,083	$6,862	$48,768	$71,026	$64,473	$145,301
Extensions, additions and discoveries	1,866	2,669	1,918	—	—	—	1,866	2,669	1,918
Accretion of discount	5,063	4,859	8,087	994	625	4,174	6,057	5,484	12,261
Revisions of prior estimates, changes in price and other	24,083	5,524	(25,333)	12,233	4,618	(39,285)	36,316	10,142	(64,618)
Net profits income	(13,808)	(10,720)	(23,594)	(3,334)	(1,022)	(6,795)	(17,142)	(11,742)	(30,389)

Standardized measure, December 31	$77,147	$59,943	$57,611	$20,976	$11,083	$6,862	$98,123	$71,026	$64,473

Underlying Properties
Standardized measure, January 1							$81,380	$73,162	$172,283

Revisions:
Prices and costs							42,425	9,180	(69,652)
Quantity estimates							1,196	3,678	(9,421)
Accretion of discount							6,951	6,232	14,551
Future development costs							(539)	(587)	(1,451)
Other							(12)	(3)	(4)

Net revisions							50,021	18,500	(65,977)
Extensions, additions and discoveries							2,074	2,999	2,132
Production							(20,327)	(13,883)	(36,729)
Development costs							539	602	1,453

Net change							32,307	8,218	(99,121)

Standardized measure, December 31							$113,687	$81,380	$73,162

11. Quarterly Financial Data (Unaudited)

The following is a summary of net profits income, distributable income and distributable income per unit by quarter for 2010 and 2009:

	Net Profits Income	Distributable Income	Distributable Income per Unit

2010

First Quarter	$4,269,080	$4,098,576	$0.683096
Second Quarter	4,599,294	4,483,404	0.747234
Third Quarter	4,142,789	4,063,290	0.677215
Fourth Quarter	4,130,924	4,080,054	0.680009

	$17,142,087	$16,725,324	$2.787554

2009

First Quarter	$2,805,299	$2,669,790	$0.444965
Second Quarter	2,389,205	2,288,694	0.381449
Third Quarter	2,894,511	2,765,082	0.460847
Fourth Quarter	3,653,530	3,592,572	0.598762

	$11,742,545	$11,316,138	$1.886023

Report of Independent Registered Public Accounting Firm

Bank of America, N.A., as Trustee for the Cross Timbers Royalty Trust:

We have audited the accompanying statements of assets, liabilities, and trust corpus of the Cross Timbers Royalty Trust as of December 31, 2010 and 2009, and the related statements of distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2010. We also have audited Cross Timbers Royalty Trust’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The trustee of Cross Timbers Royalty Trust is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the trust’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of Cross Timbers Royalty Trust as of December 31, 2010 and 2009, and its distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2010, in conformity with the modified cash basis of accounting described in note 2. Also in our opinion, Cross Timbers Royalty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

KPMG LLP

Fort Worth, Texas

February 24, 2011

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with the trust’s independent registered public accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended December 31, 2010.

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

Trustee’s Report on Internal Control Over Financial Reporting

The trustee, Bank of America, N.A., also known as U.S. Trust, Bank of America Private Wealth Management, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The trustee conducted an evaluation of the effectiveness of the trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the trustee’s evaluation under the framework in Internal Control—Integrated Framework, the trustee concluded that the trust’s internal control over financial reporting was effective as of December 31, 2010. The effectiveness of the trust’s internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report under Item 8, Financial Statements and Supplementary Data.

There were no changes in the trust’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the trust’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Section 16(a) of the Securities Exchange Act of 1934 requires that directors, officers, and beneficial owners of more than 10% of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. To the trustee’s knowledge, based solely on the information furnished to the trustee, the trustee is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the trust units of beneficial interest during and for the year ended December 31, 2010.

Because the trust has no employees, it does not have a code of ethics. Employees of the trustee, U.S. Trust, Bank of America Private Wealth Management, must comply with the bank’s code of ethics, a copy of which will be provided to unitholders, without charge, upon request by appointment at Bank of America Plaza, 17th Floor, 901 Main Street, Dallas, Texas 75202.

Item 11.	Executive Compensation

The trustee received the following annual compensation from 2008 through 2010 as specified in the trust indenture:

Name and Principal Position	Year	Other Annual Compensation (1)
U.S. Trust, Bank of America	2010	$8,571
Private Wealth Management, Trustee	2009	5,871
	2008	15,656

(1)	Under the trust indenture, the trustee is entitled to an administrative fee of: (i) 1/20 of 1% of the first $100 million of the annual gross revenue of the trust, and 1/30 of 1% of the annual gross revenue of the trust in excess of $100 million, and (ii) trustee’s standard hourly rates for time in excess of 300 hours annually.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The trust has no equity compensation plans.

(a) Security Ownership of Certain Beneficial Owners. The trustee is not aware of any person who beneficially owns more than 5% of the outstanding units.

(b) Security Ownership of Management. The trust has no directors or executive officers. As of January 19, 2011 Bank of America, N.A. owned, in various fiduciary capacities, 47,185 units with a shared right to vote 25,161 of these units and no right to vote 22,024 of these units. Bank of America, N.A. disclaims any beneficial interests in these units. The number of units reflected in this paragraph includes units held by all branches of Bank of America, N.A.

(c) Changes in Control. The trustee knows of no arrangements which may subsequently result in a change in control of the trust.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In computing net profits income paid to the trust for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This charge at December 31, 2010 was $34,481 per month, or $413,772 annually (net to the trust of $310,329 annually). Included in this monthly overhead charge is a charge XTO Energy deducts as operator of the Penwell Unit and ExxonMobil deducts as operator of the Hewitt Unit. As of December 31, 2010 overhead attributable to the Penwell Unit was $2,713 per month, or $32,556 annually (net to the trust of $24,417 annually) and overhead attributable to the Hewitt Unit was $4,538 per month, or $54,456 annually (net to the trust of $40,842 annually). These overhead charges are subject to annual adjustment based on an oil and gas industry index.

See Item 11, Executive Compensation, for the remuneration received by the trustee from 2008 through 2010 and Item 12(b), Security Ownership of Management, for information concerning units owned by the trustee, in various fiduciary capacities.

As noted in Item 10, Directors, Executive Officers and Corporate Governance, the trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Item 14.	Principal Accountant Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2010 and 2009 are:

	2010	2009
Audit fees	$79,900	$77,500
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$79,000	$77,500

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

Independent Registered Public Accounting Firm Report

Statements of Assets, Liabilities and Trust Corpus at December 31, 2010 and 2009

Statements of Distributable Income for the years ended December 31, 2010, 2009 and 2008

Statements of Changes in Trust Corpus for the years ended December 31, 2010, 2009 and 2008

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

CROSS TIMBERS ROYALTY TRUST By BANK OF AMERICA, N.A., TRUSTEE

	BY	/S/ NANCY G. WILLIS
Nancy G. Willis Vice President

EXXON MOBIL CORPORATION

Date: February 24, 2011	BY	/S/ PATRICK T. MULVA
Patrick T. Mulva Vice President and Controller

(The trust has no directors or executive officers.)