Form 10-Q
period 2011-03-31
CROSS TIMBERS ROYALTY TRUST
filed 2011-04-28
CIK 881787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Outstanding as of April 1, 2011
6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

	TABLE OF CONTENTS

		Page

	Glossary of Terms	3

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Report of Independent Registered Public Accounting Firm	5

	Condensed Statements of Assets, Liabilities and Trust Corpus
	at March 31, 2011 and December 31, 2010	6

	Condensed Statements of Distributable Income
	for the Three Months Ended March 31, 2011 and 2010	7

	Condensed Statements of Changes in Trust Corpus
	for the Three Months Ended March 31, 2011 and 2010	8

	Notes to Condensed Financial Statements	9

Item 2.	Trustee’s Discussion and Analysis	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	15

Item 6.	Exhibits	15

	Signatures	16

CROSS TIMBERS ROYALTY TRUST

GLOSSARY OF TERMS

The following are definitions of significant terms used in this Form 10-Q:

Bbl	Barrel (of oil)

Mcf	Thousand cubic feet (of natural gas)

MMBtu	One million British Thermal Units, a common energy measurement

net proceeds	Gross proceeds received by XTO Energy from sale of production from the underlying properties, less applicable costs, as defined in the net profits interest conveyances

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

royalty interest	A nonoperating interest in an oil and gas property that provides the owner a
(and overriding	specified share of production without any production expense or development
royalty interest)	costs

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

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K.  In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at March 31, 2011, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2011 and 2010, have been included.  Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of America, N.A., as Trustee
  for the Cross Timbers Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of March 31, 2011 and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2011 and 2010.  These condensed financial statements are the responsibility of the trustee.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus of the Cross Timbers Royalty Trust as of December 31, 2010, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein), included in the trust’s 2010 Annual Report on Form 10-K, and in our report dated February 24, 2011, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2010 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus included in the trust’s 2010 Annual Report on Form 10-K from which it has been derived.

KPMG LLP

Fort Worth, Texas
April 28, 2011

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Cash and short-term investments	$1,445,207	$1,413,665

Interest to be received	31	37

Net profits interests in oil and gas properties - net (Note 1)	14,241,961	14,521,347

	$15,687,199	$15,935,049

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$1,445,238	$1,413,702

Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	14,241,961	14,521,347

	$15,687,199	$15,935,049

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended
	March 31
	2011	2010

Net profits income	$4,350,853	$4,269,080

Interest income	94	54

Total income	4,350,947	4,269,134

Administration expense	126,773	170,558

Distributable income	$4,224,174	$4,098,576

Distributable income per unit (6,000,000 units)	$0.704029	$0.683096

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended
	March 31
	2011	2010

Trust corpus, beginning of period	$14,521,347	$16,188,498

Amortization of net profits interests	(279,386)	(424,773)

Distributable income	4,224,174	4,098,576

Distributions declared	(4,224,174)	(4,098,576)

Trust corpus, end of period	$14,241,961	$15,763,725

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.    Basis of Accounting

The financial statements of Cross Timbers Royalty Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with U.S. generally accepted accounting principles (“GAAP”):

-
Net profits income recorded for a month is the amount computed and paid by XTO Energy Inc., the owner of the underlying properties, to Bank of America, N.A., as trustee for the trust.  XTO Energy is a wholly owned subsidiary of Exxon Mobil Corporation.  Net profits income consists of net proceeds received by XTO Energy from the underlying properties in the prior month, multiplied by net profit percentages of 90% for the 90% net profits interests, and 75% for the 75% net profits interests.

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

The financial statements of the trust differ from those prepared in conformity with U.S. GAAP because revenues are recognized when received rather than accrued in the month of production, expenses are recognized when paid rather than when incurred, and certain cash reserves may be established by the trustee for contingencies which would not be recorded under U.S. GAAP.  This comprehensive basis of accounting other than U.S. GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

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

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the trust.  Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus.  Accumulated amortization was $46,858,488 as of March 31, 2011 and $46,579,102 as of December 31, 2010.

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

Item 2.  Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the trustee’s discussion and analysis contained in the trust’s 2010 Annual Report on Form 10-K, as well as the condensed financial statements and notes thereto included in this Quarterly Report on Form 10-Q.  The trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the trust’s web site at www.crosstimberstrust.com.

Distributable Income

For the quarter ended March 31, 2011, net profits income was $4,350,853 compared to $4,269,080 for first quarter 2010.  This 2% increase in net profits income is the result of higher oil prices ($0.3 million), increased oil production ($0.2 million) and decreased taxes, transportation and other costs ($0.1 million), partially offset by decreased gas production ($0.3 million), lower gas prices ($0.1 million) and increased development costs ($0.1 million).  See “Net Profits Income” on following page.

After considering interest income of $94 and administration expense of $126,773, distributable income for the quarter ended March 31, 2011 was $4,224,174, or $0.704029 per unit of beneficial interest.  Administration expense for the quarter decreased 26% from the prior year quarter primarily because of the timing of expenditures.  For first quarter 2010, distributable income was $4,098,576, or $0.683096 per unit.  Distributions to unitholders for the quarter ended March 31, 2011 were:

		Distribution
Record Date	Payment Date	per Unit

January 31, 2011	February 14, 2011	$0.247320
February 28, 2011	March 14, 2011	0.215836
March 31, 2011	April 14, 2011	0.240873

		$0.704029

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

The following is a summary of the calculation of net profits income received by the trust:

	Three Months
	Ended March 31 (a)		Increase
	2011	2010	(Decrease)
Sales Volumes
Oil (Bbls) (b)
Underlying properties	52,829	50,162	5%
Average per day	574	545	5%
Net profits interests	29,047	25,686	13%

Gas (Mcf) (b)
Underlying properties	468,436	521,531	(10)%
Average per day	5,092	5,669	(10)%
Net profits interests	413,119	457,677	(10)%

Average Sales Prices
Oil (per Bbl)	$79.31	$70.87	12%
Gas (per Mcf)	$6.69	$6.94	(4)%

Revenues
Oil sales	$4,189,749	$3,554,795	18%
Gas sales	3,133,075	3,618,192	(13)%
Total Revenues	7,322,824	7,172,987	2%

Costs
Taxes, transportation and other	954,029	1,083,416	(12)%
Production expense (c)	1,123,998	1,087,698	3%
Development costs	194,692	71,086	174%
Total Costs	2,272,719	2,242,200	1%

Net Proceeds	$5,050,105	$4,930,787	2%

Net Profits Income	$4,350,853	$4,269,080	2%

(a)
Because of the interval between time of production and receipt of royalty income by the trust, oil and gas sales for the quarter ended March 31 generally represent oil production for the period November through January and gas production for the period October through December.

(b)
Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. As product prices change, the trust’s share of the production volumes is impacted as the quantity of production to cover expenses in reaching the net profits break-even level changes inversely with price. As such, the underlying property production volume changes may not correlate with the Trust’s net profit share of those volumes in any given period. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)
Production expense is primarily from seven working interest properties in the 75% net profits interest.  Five of these properties are not operated by XTO Energy or Exxon Mobil.  Production expense includes an overhead charge which is deducted and retained by the operator.  As of March 31, 2011, this charge was $34,481 per month (including monthly overhead charges of $2,713 which XTO Energy deducts as operator of the Penwell Unit and $4,538 which Exxon Mobil deducts as operator of the Hewitt Unit) and is subject to adjustment each May based on an oil and gas industry index.

The following are explanations of significant variances on the underlying properties from first quarter 2010 to first quarter 2011:

Sales Volumes

Oil

Oil sales volumes increased 5% from first quarter 2010 to first quarter 2011 primarily because of the timing of cash receipts, partially offset by natural production decline.

Gas

Gas sales volumes decreased 10% from first quarter 2010 to first quarter 2011 primarily because of natural production decline and the timing of cash receipts.

The rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Oil

The first quarter 2011 average oil price was $79.31 per Bbl, a 12% increase from the first quarter 2010 average price of $70.87 per Bbl.  Oil prices are expected to remain volatile.  The first quarter 2011 oil price is primarily related to production from November 2010 through January 2011, when the average NYMEX price was $87.77 per Bbl. The average NYMEX price for February and March 2011 was $96.29 per Bbl.  At April 18, 2011, the average NYMEX futures price for the following twelve months was $108.68 per Bbl.

Gas

The first quarter 2011 average gas price was $6.69 per Mcf, a 4% decrease from the first quarter 2010 average price of $6.94 per Mcf.  Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and import levels of liquefied natural gas.  Natural gas prices are expected to remain volatile.  The first quarter 2011 gas price is primarily related to production from October through December 2010, when the average NYMEX price was $3.80 per MMBtu.  The average NYMEX price for January through March 2011 was $4.11 per MMBtu.  At April 18, 2011, the average NYMEX futures price for the following twelve months was $4.52 per MMBtu.

Costs

Taxes, Transportation and Other

Taxes, transportation and other decreased 12% for the first quarter primarily because of decreased  gas production taxes related to lower gas revenues and decreased property taxes related to the timing of expenditures, partially offset by increased oil production taxes related to higher oil revenues.

Production Expense

Production expense increased 3% for the first quarter primarily because of increased outside operated and labor costs, partially offset by decreased carbon dioxide injection, repairs and maintenance and power and fuel costs.

Development

Development costs increased 174% for the first quarter primarily because of increased activity and costs related to Texas and Oklahoma properties underlying the 75% net profits interests.

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

Forward-Looking Statements

Statements in this report relating to future plans, predictions, events or conditions are forward-looking statements.  All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements regarding the net profits interests, underlying properties, development activities, development, production and other costs and expenses, oil and gas prices and differentials to NYMEX prices, distributions to unitholders and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2010, which is incorporated by this reference as though fully set forth herein.  XTO Energy and the trustee assume no duty to update these statements as of any future date.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the trust’s market risks from the information disclosed in Part II, Item 7A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

PART II - OTHER INFORMATION

Item 1.

Not applicable.

Item 1A.  Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2010.

Items 2 through 5.

Not applicable.

Item 6.  Exhibits.

(a)  Exhibits.

Exhibit Number
and Description

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 1A, 7 and 7A to the Annual Report on Form 10-K for Cross Timbers Royalty Trust filed with the Securities and Exchange Commission on February 24, 2011 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSS TIMBERS ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	/s/ Nancy G. Willis
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: April 28, 2011	By	/s/ Patrick T. Mulva
Patrick T. Mulva
Vice President and Controller