Form 10-Q
period 2011-06-30
CROSS TIMBERS ROYALTY TRUST
filed 2011-08-01
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Outstanding as of July 1, 2011

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at June 30, 2011, and the distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2011 and 2010, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	June 30, 2011	December 31, 2010
ASSETS	(Unaudited)

Cash and short-term investments	$1,916,703	$1,413,665

Interest to be received	9	37

Net profits interests in oil and gas properties - net (Note 1)	13,959,258	14,521,347

	$15,875,970	$15,935,049

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$1,916,712	$1,413,702

Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	13,959,258	14,521,347

	$15,875,970	$15,935,049

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Net profits income	$4,569,004	$4,599,294	$8,919,857	$8,868,374

Interest income	49	88	143	142

Total income	4,569,053	4,599,382	8,920,000	8,868,516

Administration expense	138,923	115,978	265,696	286,536

Distributable income	$4,430,130	$4,483,404	$8,654,304	$8,581,980

Distributable income per unit (6,000,000 units)	$0.738355	$0.747234	$1.442384	$1.430330

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Trust corpus, beginning of period	$14,241,961	$15,763,725	$14,521,347	$16,188,498

Amortization of net profits interests	(282,703)	(385,407)	(562,089)	(810,180)

Distributable income	4,430,130	4,483,404	8,654,304	8,581,980

Distributions declared	(4,430,130)	(4,483,404)	(8,654,304)	(8,581,980)

Trust corpus, end of period	$13,959,258	$15,378,318	$13,959,258	$15,378,318

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $47,141,191 as of June 30, 2011 and $46,579,102 as of December 31, 2010.

2.	Federal Income Taxes

For federal income tax purposes, the trust constitutes a fixed investment trust which is taxed as a grantor trust. A grantor trust is not subject to tax at the trust level. The unitholders are considered to own the trust’s income and principal as though no trust were in existence. The income of the trust is deemed to have been received or accrued by each unitholder at the time such income is received or accrued by the trust and not when distributed by the trust.

The net profits interests constitute “economic interests” in oil and gas properties for federal income tax purposes. Unitholders must report their share of the net profits income as ordinary income from oil and gas properties and are entitled to claim depletion with respect to such income. The classification of the trust’s income for purposes of the passive loss rules may be important to a unitholder. Net profits income generally is treated as portfolio income and does not offset passive losses.

Some trust units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, collectively referred to herein as “middlemen”). Therefore, the trustee considers the trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. U.S. Trust, Bank of America Private Wealth Management, EIN: 56-0906609, Post Office Box 830650, Dallas, Texas. 75283-0650, telephone number 1-877-228-5084, email address trustee@crosstimberstrust.com, is the representative of the trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the trust as a WHFIT. Tax information is also posted by the trustee at www.crosstimberstrust.com. Notwithstanding the foregoing, the middlemen holding trust units on behalf of unitholders, and not the trustee of the trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such trust units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose trust units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the trust units.

Unitholders should consult their tax advisors regarding trust tax compliance matters.

3.	Contingencies

Several states have enacted legislation requiring state income tax withholding from nonresident recipients of oil and gas proceeds. After consultation with its tax counsel, the trustee believes that it is not required to withhold on payments made to the unitholders. However, regulations are subject to change by the various states, which could change this conclusion. Should withholding be required on payments made to the trust or the unitholders, distributions to the unitholders would be reduced by the required amount, subject to the filing of a claim for refund by the trust or unitholders for such amount.

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

Distributable Income

Quarter

For the quarter ended June 30, 2011, net profits income was $4,569,004 compared to $4,599,294 for second quarter 2010. This 1% decrease in net profits income is the result of lower gas prices ($0.6 million) and decreased oil and gas sales volumes ($0.4 million), partially offset by higher oil prices ($0.8 million) and decreased production expense ($0.1 million). See “Net Profits Income” on following page.

After considering interest income of $49 and administration expense of $138,923, distributable income for the quarter ended June 30, 2011 was $4,430,130, or $0.738355 per unit of beneficial interest. Administrative expense for the quarter increased 20% from the prior year quarter primarily because of the timing of expenditures. For second quarter 2010, distributable income was $4,483,404, or $0.747234 per unit. Distributions to unitholders for the quarter ended June 30, 2011 were:

Record Date	Payment Date	Distribution per Unit
April 29, 2011	May 13, 2011	$0.195491
May 31, 2011	June 14, 2011	0.223412
June 30, 2011	July 15, 2011	0.319452

		$0.738355

Six Months

For the six months ended June 30, 2011, net profits income was $8,919,857 compared to $8,868,374 for the same 2010 period. This 1% increase in net profits income is the result of higher oil prices ($1.1 million) and decreased taxes, transportation and other costs ($0.1 million), partially offset by lower gas prices ($0.7 million) and decreased gas sales volumes ($0.5 million). See “Net Profits Income” below.

After considering interest income of $143 and administration expense of $265,696, distributable income for the six months ended June 30, 2011 was $8,654,304, or $1.442384 per unit of beneficial interest. Administrative expense for the six months ended June 30, 2011 decreased 7% from the prior year six-month period primarily because of the timing of expenditures. For the six months ended June 30, 2010, distributable income was $8,581,980, or $1.430330 per unit.

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

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended June 30 (a)		Increase (Decrease)	Six Months Ended June 30 (a)		Increase (Decrease)
	2011	2010		2011	2010
Sales Volumes
Oil (Bbls) (b)
Underlying properties	46,469	49,349	(6%)	99,298	99,511	-
Average per day	522	554	(6%)	549	550	-
Net profits interests	26,438	25,071	5%	55,485	50,757	9%

Gas (Mcf) (b)
Underlying properties	451,570	476,018	(5%)	920,006	997,549	(8%)
Average per day	5,017	5,289	(5%)	5,055	5,481	(8%)
Net profits interests	397,962	418,665	(5%)	811,081	876,342	(7%)

Average Sales Prices
Oil (per Bbl)	$93.79	$74.83	25%	$86.08	$72.83	18%
Gas (per Mcf)	$7.04	$8.36	(16%)	$6.86	$7.61	(10%)

Revenues
Oil sales	$4,358,283	$3,692,939	18%	$8,548,032	$7,247,734	18%
Gas sales	3,177,894	3,977,277	(20%)	6,310,969	7,595,469	(17%)

Total Revenues	7,536,177	7,670,216	(2%)	14,859,001	14,843,203	-

Costs
Taxes, transportation and other	1,064,470	1,081,070	(2%)	2,018,499	2,164,486	(7%)
Production expense (c)	1,029,347	1,177,507	(13%)	2,153,345	2,265,205	(5%)
Development costs	101,311	122,270	(17%)	296,003	193,356	53%

Total Costs	2,195,128	2,380,847	(8%)	4,467,847	4,623,047	(3%)

Net Proceeds	$5,341,049	$5,289,369	1%	$10,391,154	$10,220,156	2%

Net Profits Income	$4,569,004	$4,599,294	(1%)	$8,919,857	$8,868,374	1%

(a)	Because of the interval between time of production and receipt of royalty income by the trust, (1) oil and gas sales for the quarter ended June 30 generally represent oil production for the period February through April and gas production for the period January through March and (2) oil and gas sales for the six-months ended June 30 generally represent oil production for the period November through April and gas production for the period October through March.

(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. As product prices change, the trust’s share of the production volumes is impacted as the quantity of production to cover expenses in reaching the net profits break-even level changes inversely with price. As such, the underlying property production volume changes may not correlate with the trust’s net profit share of those volumes in any given period. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)	Production expense is primarily from seven working interest properties in the 75% net profits interest. Five of these properties are not operated by XTO Energy or Exxon Mobil. Production expense includes an overhead charge which is deducted and retained by the operator. As of June 30, 2011, this charge was $34,211 per month (including monthly overhead charges of $2,666 which XTO Energy deducts as operator of the Penwell Unit and $4,507 which Exxon Mobil deducts as operator of the Hewitt Unit) and is subject to adjustment each May based on an oil and gas industry index.

The following are explanations of significant variances on the underlying properties from second quarter 2010 to second quarter 2011 and from the first six months of 2010 to the comparable period in 2011:

Sales Volumes

Oil

Oil sales volumes decreased 6% for second quarter 2011 as compared with the same 2010 period primarily because of natural production decline. Oil sales volumes remained relatively flat for the first six months of 2011 as compared with the same 2010 period primarily because natural production decline was partially offset by the timing of cash receipts.

Gas

Gas sales volumes decreased 5% for second quarter 2011 and 8% for the first six months of 2011 as compared with the same 2010 periods primarily because of natural production decline and the timing of cash receipts, partially offset by increased production from new wells and workovers.

The rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Oil

The average oil price increased 25% to $93.79 per Bbl for the second quarter and 18% to $86.08 per Bbl for the six-month period. Oil prices are expected to remain volatile. The second quarter 2011 oil price is primarily related to production from February through April 2011, when the average NYMEX price was $101.00 per Bbl. The average NYMEX price for May and June 2011 was $98.69 per Bbl. At July 18, 2011, the average NYMEX futures price for the following twelve months was $98.32 per Bbl.

Gas

Gas prices for the second quarter decreased 16% to $7.04 per Mcf and for the six-month period decreased 10% to $6.86 per Mcf. Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The second quarter 2011 gas price is primarily related to production from January through March 2011, when the average NYMEX price was $4.11 per MMBtu. The average NYMEX price for April through June 2011 was $4.31 per MMBtu. At July 18, 2011, the average NYMEX futures price for the following twelve months was $4.74 per MMBtu.

Costs

Taxes, Transportation and Other

Taxes, transportation and other decreased 2% for the second quarter and 7% for the six-month period primarily because of decreased gas production taxes related to lower gas revenues, partially offset by increased oil production taxes related to higher oil revenues.

Production Expense

Production expense was 13% lower for the second quarter and 5% lower for the six-month period primarily because of decreased repairs and maintenance, carbon dioxide injection, power and fuel and plugging and abandonment costs, partially offset by increased outside operated costs. In addition, decreased production expense for the six-month period was also partially offset by increased labor costs.

Development

Development costs decreased 17% for the second quarter primarily due to the timing of cash disbursements. Development costs increased 53% for the six-month period primarily because of increased activity and costs related to Texas and Oklahoma properties underlying the 75% net profits interest.

Contingencies

Several states have enacted legislation requiring state income tax withholding from nonresident recipients of oil and gas proceeds. After consultation with its tax counsel, the trustee believes that it is not required to withhold on payments made to the unitholders. However, regulations are subject to change by the various states, which could change this conclusion. Should withholding be required on payments made to the trust or the unitholders, distributions to the unitholders would be reduced by the required amount, subject to the filing of a claim for refund by the trust or unitholders for such amount.

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

CROSS TIMBERS ROYALTY TRUST By BANK OF AMERICA, N.A., TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: August 1, 2011	By	/S/ PATRICK T. MULVA
Patrick T. Mulva
Vice President and Controller