Form 10-Q
period 2011-09-30
CROSS TIMBERS ROYALTY TRUST
filed 2011-10-27
CIK 881787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Outstanding as of October 1, 2011
6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

	TABLE OF CONTENTS

		Page

	Glossary of Terms	3

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Condensed Statements of Assets, Liabilities and Trust Corpus
	at September 30, 2011 and December 31, 2010	5

	Condensed Statements of Distributable Income
	for the Three and Nine Months Ended September 30, 2011 and 2010	6

	Condensed Statements of Changes in Trust Corpus
	for the Three and Nine Months Ended September 30, 2011 and 2010	7

	Notes to Condensed Financial Statements	8

Item 2.	Trustee’s Discussion and Analysis	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	15

Item 6.	Exhibits	15

	Signatures	16

CROSS TIMBERS ROYALTY TRUST

GLOSSARY OF TERMS

The following are definitions of significant terms used in this Form 10-Q:

Bbl	Barrel (of oil)

Mcf	Thousand cubic feet (of natural gas)

MMBtu	One million British Thermal Units, a common energy measurement

net proceeds	Gross proceeds received by XTO Energy from sale of production from the underlying properties, less applicable costs, as defined in the net profits interest conveyances

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

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K.  In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at September 30, 2011, and the distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2011 and 2010, have been included.  Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Cash and short-term investments	$1,617,927	$1,413,665

Interest to be received	33	37

Net profits interests in oil and gas properties - net (Note 1)	13,656,982	14,521,347

	$15,274,942	$15,935,049
LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$1,617,960	$1,413,702

Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	13,656,982	14,521,347

	$15,274,942	$15,935,049

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010

Net profits income	$5,257,619	$4,142,789	$14,177,476	$13,011,163

Interest income	131	43	274	185

Total income	5,257,750	4,142,832	14,177,750	13,011,348

Administration expense	91,828	79,542	357,524	366,078

Distributable income	$5,165,922	$4,063,290	$13,820,226	$12,645,270

Distributable income per unit
(6,000,000 units)	$0.860987	$0.677215	$2.303371	$2.107545

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010

Trust corpus, beginning of period	$13,959,258	$15,378,318	$14,521,347	$16,188,498

Amortization of net profits interests	(302,276)	(391,668)	(864,365)	(1,201,848)

Distributable income	5,165,922	4,063,290	13,820,226	12,645,270

Distributions declared	(5,165,922)	(4,063,290)	(13,820,226)	(12,645,270)

Trust corpus, end of period	$13,656,982	$14,986,650	$13,656,982	$14,986,650

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the trust.  Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus.  Accumulated amortization was $47,443,467 as of September 30, 2011 and $46,579,102 as of December 31, 2010.

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

Unitholders should consult their tax advisors regarding trust tax compliance matters.

3.	State Taxes

All revenues from the trust are from sources within either Texas, Oklahoma or New Mexico.  Oklahoma and New Mexico tax the income of nonresidents from real property located within those states, and the trust has been advised by counsel that those states will each tax nonresidents on income from the net profits interests located in those states. Oklahoma and New Mexico also impose a corporate income tax which may apply to unitholders organized as corporations.  Business entities and entities providing limited liability protection, unless otherwise exempt, are currently subject to the Texas franchise tax, which is partly based on federal income tax principles and which would generally include income from the trust. The trust has been advised by counsel that the trust should be currently exempt from the Texas franchise tax as a passive entity.

Each unitholder should consult his or her own tax advisor regarding state tax requirements, if any, applicable to such person’s ownership of trust units.

4.	Contingencies

Several states have enacted legislation requiring state income tax withholding from nonresident recipients of oil and gas proceeds.  After consultation with its tax counsel, the trustee believes that it is not required to withhold on payments made to the unitholders.  However, regulations are subject to change by the various states, which could change this conclusion.  Should amounts be withheld on payments made to the trust or the unitholders, distributions to the unitholders would be reduced by the required amount, subject to the filing of a claim for refund by the trust or unitholders for such amount.

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

Distributable Income

Quarter

For the quarter ended September 30, 2011, net profits income was $5,257,619 compared to $4,142,789 for third quarter 2010.  This 27% increase in net profits income is primarily the result of higher oil and gas prices ($1.7 million), partially offset by decreased gas sales volumes ($0.6 million).  See “Net Profits Income” on following page.

After considering interest income of $131 and administration expense of $91,828, distributable income for the quarter ended September 30, 2011 was $5,165,922, or $0.860987 per unit of beneficial interest.  Administrative expense for the quarter increased $12,286 from the prior year quarter.  For third quarter 2010, distributable income was $4,063,290, or $0.677215 per unit.  Distributions to unitholders for the quarter ended September 30, 2011 were:

		Distribution
Record Date	Payment Date	per Unit
July 29, 2011	August 12, 2011	$0.336788
August 31, 2011	September 15, 2011	0.254539
September 30, 2011	October 17, 2011	0.269660
		$0.860987

Nine Months

For the nine months ended September 30, 2011, net profits income was $14,177,476 compared to $13,011,163 for the same 2010 period.  This 9% increase in net profits income is primarily the result of higher oil prices ($2.0 million), partially offset by decreased gas sales volumes ($1.0 million).  See “Net Profits Income” below.

After considering interest income of $274 and administration expense of $357,524, distributable income for the nine months ended September 30, 2011 was $13,820,226, or $2.303371 per unit of beneficial interest.  For the nine months ended September 30, 2010, distributable income was $12,645,270, or $2.107545 per unit.

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

The following is a summary of the calculation of net profits income received by the trust:

	Three Months			Nine Months
	Ended September 30 (a)		Increase	Ended September 30 (a)		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
Sales Volumes
Oil (Bbls) (b)
Underlying properties	50,994	49,192	4%	150,292	148,703	1%
Average per day	554	535	4%	551	545	1%
Net profits interests	29,514	24,421	21%	84,999	75,178	13%

Gas (Mcf) (b)
Underlying properties	467,079	551,104	(15)%	1,387,085	1,548,653	(10)%
Average per day	5,133	6,056	(15)%	5,081	5,673	(10)%
Net profits interests	413,280	486,840	(15)%	1,224,361	1,363,182	(10)%

Average Sales Prices
Oil (per Bbl)	$92.53	$69.13	34%	$88.27	$71.61	23%
Gas (per Mcf)	$8.07	$6.54	23%	$7.27	$7.23	1%

Revenues
Oil sales	$4,718,348	$3,400,765	39%	$13,266,380	$10,648,499	25%
Gas sales	3,769,185	3,606,181	5%	10,080,154	11,201,650	(10)%
Total Revenues	8,487,533	7,006,946	21%	23,346,534	21,850,149	7%

Costs
Taxes, transportation and other	1,144,178	1,011,950	13%	3,162,677	3,176,436	-
Production expense (c)	1,103,132	1,122,354	(2)%	3,256,477	3,387,559	(4)%
Development costs	116,207	115,678	-	412,210	309,034	33%
Total Costs	2,363,517	2,249,982	5%	6,831,364	6,873,029	(1)%

Net Proceeds	$6,124,016	$4,756,964	29%	$16,515,170	$14,977,120	10%

Net Profits Income	$5,257,619	$4,142,789	27%	$14,177,476	$13,011,163	9%

(a)
Because of the interval between time of production and receipt of royalty income by the trust, (1) oil and gas sales for the quarter ended September 30 generally represent oil production for the May through July and gas production for the period April through June and (2) oil and gas sales for the nine months ended September 30 generally represent oil production for the period  November through July and gas production for the period October through June.

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

(c)
Production expense is primarily from seven working interest properties in the 75% net profits interest.  Five of these properties are not operated by XTO Energy or ExxonMobil.  Production expense includes an overhead charge which is deducted and retained by the operator.  As of September 30, 2011, this charge was $34,211 per month (including monthly overhead charges of $2,666 which XTO Energy deducts as operator of the Penwell Unit and $4,507 which ExxonMobil deducts as operator of the Hewitt Unit) and is subject to adjustment each May based on an oil and gas industry index.

The following are explanations of significant variances on the underlying properties from third quarter 2010 to third quarter 2011 and from the first nine months of 2010 to the comparable period in 2011:

Sales Volumes

Oil

Oil sales volumes increased 4% for third quarter 2011 and 1% for the first nine months of 2011  as compared with the same 2010 periods primarily because of the timing of cash receipts and increased production from new wells and workovers, partially offset by natural production decline.

Gas

Gas sales volumes decreased 15% for third quarter 2011 and 10% for the first nine months of 2011 as compared with the same 2010 periods primarily because of the timing of cash receipts and natural production decline, partially offset by increased production from new wells and workovers.

The rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Oil

The average oil price increased 34% to $92.53 per Bbl for the third quarter and 23% to $88.27 per Bbl for the nine-month period.  Oil prices are expected to remain volatile.  The third quarter 2011 oil price is primarily related to production from May through July 2011, when the average NYMEX price was $98.15 per Bbl.  The average NYMEX price for August and September 2011 was $85.78 per Bbl. At October 13, 2011, the average NYMEX futures price for the following twelve months was $85.59 per Bbl.

Gas

The average gas price increased 23% to $8.07 per Mcf for the third quarter and 1% to $7.27 per Mcf for the nine-month period.  Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and import levels of liquefied natural gas.  Natural gas prices are expected to remain volatile.  The third quarter 2011 gas price is primarily related to production from April through June 2011, when the average NYMEX price was $4.31 per MMBtu.  The average NYMEX price for July through September 2011 was $4.19 per MMBtu.  At October 13, 2011, the average NYMEX futures price for the following twelve months was $3.98 per MMBtu.

Costs

Taxes, Transportation and Other

Taxes, transportation and other increased 13% for the third quarter primarily because of increased oil and gas production taxes related to higher oil and gas revenues and increased property taxes related to the timing of expenditures, partially offset by decreased other deductions as a percentage of oil and gas revenues. Taxes, transportation and other remained relatively flat for the nine-month period primarily because increased oil production taxes related to higher oil revenues and increased property taxes related to the timing of expenditures were offset by decreased gas production taxes and other deductions related to lower gas revenues.

Production Expense

Production expense was 2% lower for the third quarter primarily because of decreased power and fuel, labor,  plugging and abandonment, carbon dioxide injection and chemical and treating costs, partially offset by increased outside operated costs.  Production expense was 4% lower for the nine-month period primarily because of decreased carbon dioxide injection, repairs and maintenance, power and fuel, plugging and abandonment and overhead costs on non-operated properties, partially offset by increased outside operated costs.

Development

Development costs increased 33% for the nine-month period primarily because of increased activity and costs related to the Texas and Oklahoma properties underlying the 75% net of profits interest.

Contingencies

Several states have enacted legislation requiring state income tax withholding from nonresident recipients of oil and gas proceeds.  After consultation with its tax counsel, the trustee believes that it is not required to withhold on payments made to the unitholders.  However, regulations are subject to change by the various states, which could change this conclusion.  Should amounts be withheld on payments made to the trust or the unitholders, distributions to the unitholders would be reduced by the required amount, subject to the filing of a claim for refund by the trust or unitholders for such amount.

Forward-Looking Statements

Statements in this report relating to future plans, predictions, events or conditions are forward-looking statements.  All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements regarding the net profits interests, underlying properties, development activities, development, production and other costs and expenses, oil and gas prices and differentials to NYMEX prices, distributions to unitholders and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2010, which is incorporated by this reference as though fully set forth herein.  XTO Energy, ExxonMobil and the trustee assume no duty to update these statements as of any future date.

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

CROSS TIMBERS ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	/s/ Nancy G. Willis
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: October 27, 2011	By	/s/ Patrick T. Mulva
Patrick T. Mulva
Vice President and Controller