Form 10-K
period 2011-12-31
CROSS TIMBERS ROYALTY TRUST
filed 2012-02-29
CIK 881787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011	Commission file number 1-10982

Cross Timbers Royalty Trust

(Exact name of registrant as specified in the Cross Timbers Royalty Trust Indenture)

Texas	75-6415930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

U.S. Trust, Bank of America Private Wealth Management
Trustee P.O. Box 830650
Dallas, Texas	75283-0650
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (877) 228-5084

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units of Beneficial Interest	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒

The aggregate market value of the units of beneficial interest of the trust, based on the closing price on the New York Stock Exchange as of June 30, 2011 (the last business day of its most recently completed second fiscal quarter), held by non-affiliates of the registrant on that date was approximately $268 million.

At February 16, 2012, there were 6,000,000 units of beneficial interest of the trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Listed below is the only document parts of which are incorporated herein by reference and the parts of this report into which the document is incorporated:

None

CROSS TIMBER ROYALTY TRUST

2011 ANNUAL REPORT ON FORM 10-K

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

90% net profits interests —interests that entitle the trust to receive 90% of the net proceeds from the underlying properties that are royalty or overriding royalty interests in Texas, Oklahoma and New Mexico

75% net profits interests—interests that entitle the trust to receive 75% of the net proceeds from the underlying properties that are working interests in Texas and Oklahoma

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

On June 25, 2010, XTO Energy became a wholly owned subsidiary of Exxon Mobil Corporation.

Under the terms of each of the five conveyances, the trust receives net profits income from the net profits interests generally on the last business day of each month. Net profits income is determined by XTO Energy by multiplying the net profit percentage (90% or 75%) times net proceeds from the underlying properties for each conveyance during the previous month. Net proceeds are the gross proceeds received from the sale of production, less “production costs”, as defined in the conveyances. For the 90% net profits interests and the 75% net profits interests, production costs generally include applicable property taxes, transportation, marketing and other charges. For the 75% net profits interests only, production costs also include capital and operating costs paid (e.g., drilling, production and other direct costs of owning and operating the property) and a monthly overhead charge that is adjusted annually. The monthly overhead charge at December 31, 2011 was $34,202 ($25,652 net to the trust). XTO Energy also deducts an overhead charge as operator of the Penwell Unit and ExxonMobil deducts an overhead charge as operator of the Hewitt Unit. As of December 31, 2011, monthly overhead attributable to the Penwell Unit was $2,656 ($1,992 net to the trust) and monthly overhead attributable to the Hewitt Unit was $4,507 ($3,380 net to the trust). If production costs exceed gross proceeds for any conveyance, this excess is carried forward to future monthly computations of net proceeds until the excess costs (plus interest accrued as specified in the conveyances) are completely recovered. Excess production costs and related accrued interest from one conveyance cannot be used to reduce net proceeds from any other conveyance.

Costs exceeded revenues on properties underlying the Texas working interest for January through April 2009 and on properties underlying the Oklahoma working interest for February through April 2009. There were no excess costs at December 31, 2011. For further information on excess costs, see Trustee’s Discussion and Analysis of Financial Condition and Results of Operations, under Item 7.

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

Approximately 52% of the net profits income received by the trust during 2011, as well as 60% of the estimated proved reserves of the net profits interests at December 31, 2011 (based on estimated future net cash flows using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period), is attributable to natural gas. There is generally a greater demand for gas during the winter. Otherwise, trust income is not subject to seasonal factors, nor dependent upon patents, licenses, franchises or concessions. The trust conducts no research activities.

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

As of December 31, 2011, the trust did not have any unresolved Securities and Exchange Commission staff comments.

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

The underlying properties include over 2,900 producing properties with established production histories in Texas, Oklahoma and New Mexico. The average reserve-to-production index for the underlying properties as of December 31, 2011 is approximately 12 years. This index is calculated using total proved reserves and estimated 2012 production for the underlying properties. The projected 2012 production is from proved developed producing reserves as of December 31, 2011. Based on estimated future net cash flows at 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, the proved reserves of the underlying properties are approximately 40% oil and 60% natural gas. The underlying properties also include certain nonproducing properties in Texas, Oklahoma and New Mexico that are primarily mineral interests.

Producing Acreage, Wells and Drilling

90% Net Profits Interests Underlying Royalties. Royalty and overriding royalty properties underlying the 90% net profits interests represent 76% of the discounted future net cash flows from trust proved reserves at December 31, 2011. Approximately 77% of the discounted future net cash flows from the 90% net profits interests is from gas reserves, totaling 24.4 Bcf. Oil reserves allocated to the 90% net profits interests are primarily located in West Texas and are estimated to be 505,000 Bbls at December 31, 2011.

The underlying royalties are royalty and overriding royalty interests primarily located in mature producing oil and gas fields. The most significant producing region in which the underlying royalties are located is the San Juan Basin in northwestern New Mexico. The San Juan Basin royalties gas production accounted for approximately 75% of the trust’s gas sales volumes and 36% of the net profits income for 2011. The trust’s estimated proved gas reserves from this region totaled 19.9 Bcf at December 31, 2011, or approximately 81% of trust total gas reserves at that date. XTO Energy estimates that underlying royalties in the San Juan Basin include more than 4,813 gross (approximately 47.2 net) wells, covering almost 60,000 gross acres. Approximately half of these wells are operated by BP America Production Company or ConocoPhillips. Production from conventional gas wells is primarily from the Dakota, Mesaverde and Pictured Cliffs formations.

Most of the trust’s San Juan Basin gas has been approved for increased density drilling. In 1999, the Mesaverde was approved for increased density drilling, and in 2002 the Fruitland Coal formation was approved for increased density drilling, which doubled the number of drill wells allowed per spacing unit. XTO Energy has advised the trustee that the trust has received net proceeds from additional development wells in recent years and that it believes operators will continue to pursue increased density drilling, but the potential effect on the trust is unknown.

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

The underlying royalties contain approximately 387,098 gross (approximately 42,494 net) producing acres. Well counts for the underlying royalties cannot be provided because information regarding the number of wells on royalty properties is generally not made available to royalty interest owners.

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

Proved reserves from the 75% net profits interests are almost entirely oil, estimated to be approximately 606,000 Bbls at year-end 2011. Proved reserves from these interests represent 24% of the discounted future net cash flows of the trust’s proved reserves at December 31, 2011.

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

The underlying working interest properties consist of 3,813 net producing acres. As of December 31, 2011, there were 1,363 gross (61.9 net) productive oil wells and no wells in process of drilling on these properties. There were eight gross (0.3 net) wells drilled in 2011, and no wells drilled in 2010 or 2009.

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

Total 2011 development costs were $623,384 up 16% from 2010 development costs of $539,048. Development costs were higher in 2011 because of increased development activity related to Texas and Oklahoma properties underlying the 75% net profits interest. January and February 2012 development costs totaled approximately $58,000, primarily incurred in fourth quarter 2011.

As reported to XTO Energy by unit operators in February of each year, budgeted development costs were $907,000 for 2011 and $585,000 for 2010. Actual development costs often differ from amounts budgeted because of changes in product prices and other factors that may affect the timing or selection of projects. Also, costs are deducted in the calculation of trust net profits income several months after they are incurred by the operator. Unit operators have reported total budgeted costs, net to the underlying properties, of approximately $2.4 million for 2012 and $2.3 million for 2013.

Costs exceeded revenues on properties underlying the Texas working interest for January through April 2009 and on properties underlying the Oklahoma working interest for February through April 2009. There were no excess costs at December 31, 2011. For information regarding the effect of excess costs on trust net profits income, see Trustee’s Discussion and Analysis of Financial Condition and Results of Operations, under Item 7.

Estimated Proved Reserves and Future Net Cash Flows

The following are proved reserves of the underlying properties, as estimated by independent engineers, and proved reserves and future net cash flows from proved reserves of the net profits interests, based on an allocation of these reserves, at December 31, 2011:

	Underlying Properties		Net Profits Interests
	Proved Reserves (a)		Proved Reserves (a) (b)		Future Net Cash Flows from Proved Reserves (a) (c)
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
(in thousands)					Undiscounted	Discounted

90% Net Profits Interests
San Juan Basin	36	22,141	33	19,927	$115,052	$53,712
Other New Mexico	42	135	37	132	3,894	1,958
Texas	432	3,238	388	2,915	50,132	25,680
Oklahoma	52	1,722	47	1,468	10,605	5,528

Total	562	27,236	505	24,442	179,683	86,878

75% Net Profits Interests
Texas	714	365	253	129	22,817	12,123
Oklahoma	1,011	139	353	48	28,935	15,513

Total	1,725	504	606	177	51,752	27,636

TOTAL	2,287	27,740	1,111	24,619	$231,435	$114,514

(a)

Based on 12-month average oil price of $90.05 per Bbl and $6.24 per Mcf for gas, based on the first-day-of-the-month price for each month in the period. Discounted estimated future net cash flows from proved reserves increased 17% from year-end 2010 to 2011, primarily because of a 23% increase in oil prices and a 15% increase in natural gas prices.

(b)

Since the trust has defined net profits interests, the trust does not own a specific percentage of the oil and gas reserves. Because trust reserve quantities are determined using an allocation formula, any fluctuations in actual or assumed prices or costs will result in revisions to the estimated reserve quantities allocated to the net profits interests.

(c)	Before income taxes since future net cash flows are not subject to taxation at the trust level. Future net cash flows are discounted at an annual rate of 10%.

Proved reserves consist of the following:

	Underlying Properties		Net Profits Interests
	Proved Reserves		Proved Reserves
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)

Proved developed reserves	2,287	27,740	1,111	24,619
Proved undeveloped reserves	—	—	—	—

Total proved reserves	2,287	27,740	1,111	24,619

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

The XTO Energy reserve engineering group reviews reserve estimates with our third-party petroleum consultants, Miller and Lents, Ltd., independent petroleum engineers. Miller and Lents, Ltd. estimated oil and gas reserves attributable to the underlying properties as of December 31, 2011, 2010, 2009 and 2008. Miller and Lents’ primary technical person responsible for calculating the trust’s reserves has more than 30 years of experience as a reserve engineer. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

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

Oil and Natural Gas Production

Trust production is recognized in the period net profits income is received, which is the month following receipt by XTO Energy, and generally two months after the time of oil production and three months after gas production. Oil and gas production and average sales prices attributable to the underlying properties and the net profits interests for each of the three years ended December 31 were as follows:

	90% Net Profits Interests			75% Net Profits Interests			Total
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Production

Underlying Properties

Oil—Sales (Bbls)	67,651	61,282	68,326	128,444	135,820	151,154	196,095	197,102	219,480
Average per day (Bbls)	185	168	187	352	372	414	537	540	601
Gas—Sales (Mcf)	1,840,374	2,054,352	1,975,850	31,280	43,612	50,758	1,871,654	2,097,964	2,026,608
Average per day (Mcf)	5,042	5,628	5,413	86	120	139	5,128	5,748	5,552

Net Profits Interests

Oil—Sales (Bbls)	56,922	51,014	58,833	49,474	48,614	17,005	106,396	99,628	75,838
Average per day (Bbls)	156	140	161	135	133	47	291	273	208
Gas—Sales (Mcf)	1,631,963	1,821,708	1,761,108	11,656	15,181	7,370	1,643,619	1,836,889	1,768,478
Average per day (Mcf)	4,471	4,991	4,825	32	42	20	4,503	5,033	4,845

Average Sales Price

Oil (per Bbl)	$87.40	$73.52	$54.94	$86.52	$71.03	$48.96	$86.82	$71.80	$50.82
Gas (per Mcf)	$7.36	$7.11	$5.64	$7.84	$4.66	$3.26	$7.37	$7.06	$5.58

Oil and gas production by conveyance attributable to the underlying properties for each of the three years ended December 31 were as follows:

	Underlying Gas Production (Mcf)
Conveyance	2011	2010	2009
New Mexico royalty interest	1,368,989	1,608,164	1,429,350
Oklahoma royalty interest	212,711	186,526	261,355
Texas royalty interest	258,674	259,662	285,146
Texas working interest	19,248	31,109	31,591
Oklahoma working interest	12,032	12,503	19,166

Total	1,871,654	2,097,964	2,026,608

	Underlying Oil Production (Bbls)
Conveyance	2011	2010	2009
New Mexico royalty interest	7,188	7,669	8,393
Oklahoma royalty interest	7,807	6,466	7,185
Texas royalty interest	52,656	47,147	52,748
Texas working interest	56,164	60,639	67,088
Oklahoma working interest	72,280	75,181	84,066

Total	196,095	197,102	219,480

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

Because the trust is a grantor trust for federal tax purposes, each unitholder is taxed directly on his proportionate share of income, deductions and credits of the trust consistent with each such unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the trust. The income of the trust consists primarily of a specified share of the net profits from the sale of oil and natural gas produced from the underlying properties. During 2011, the trust earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the trust.

The net profits interests constitute “economic interests” in oil and gas properties for federal tax purposes. Each unitholder is entitled to amortize the cost of the units through cost depletion over the life of the net profits interests or, if greater, through percentage depletion equal to 15 percent of gross income. Unlike cost depletion, percentage depletion is not limited to a unitholder’s depletable tax basis in the units. Rather, a unitholder is entitled to a percentage depletion deduction as long as the applicable underlying properties generate gross income. Unitholders may compute both percentage depletion and cost depletion from each property, and claim the larger amount as a deduction on their income tax returns.

If a taxpayer disposes of any “Section 1254 property” (certain oil, gas, geothermal or other mineral property), and if the adjusted basis of such property includes adjustments for deductions for depletion under Section 611 of the Internal Revenue Code, the taxpayer generally must recapture the amount deducted for depletion as ordinary income (to the extent of gain realized on the disposition of the property). This depletion recapture rule applies to any disposition of property that was placed in service by the taxpayer after December 31, 1986. Detailed rules set forth in Sections 1.1254-1 through 1.1254-6 of the U.S. Treasury Regulations govern dispositions of property after March 13, 1995. The Internal Revenue Service likely will take the position that a unitholder must recapture depletion upon the disposition of a unit.

Interest and net profits income attributable to ownership of units and any gain on the sale thereof are considered portfolio income, and not income from a “passive activity,” to the extent a unitholder acquires and holds units as an investment and not in the ordinary course of a trade or business. Therefore, interest and net profits income attributable to ownership of units generally may not be offset by losses from any passive activities.

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

State Taxes

All revenues from the trust are from sources within either Texas, Oklahoma or New Mexico. Because it distributes all of its net income to unitholders, the trust has not been taxed at the trust level in New Mexico or Oklahoma. While the trust has not owed tax, the Trustee is required to file a return with Oklahoma reflecting the income and deductions of the Trust attributable to properties located in that state, along with a schedule that includes information regarding distributions to unitholders. Texas does not impose a state income tax, so no part of the trust’s income will be subject to income tax at the trust level in Texas. Oklahoma and New Mexico tax the income of nonresidents from real property located within those states, and the trust has been advised by counsel that those states will each tax nonresidents on income from the net profits interests located in those states. Oklahoma and New Mexico also impose a corporate income tax that may apply to unitholders organized as corporations (subject to certain exceptions for S corporations and limited liability companies, depending on their treatment for federal tax purposes).

Texas imposes a franchise tax at a rate of 1% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statutes. Entities subject to tax generally include trusts unless otherwise exempt and most other types of entities that provide limited liability protection. Trusts that receive at least 90% of their federal gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, generally are exempt from the Texas franchise tax as “passive entities.” The trust has been exempt from Texas franchise tax as a “passive entity.” Because the trust has been exempt from Texas franchise tax at the trust level as a passive entity, each unitholder that is considered a taxable entity under the Texas franchise tax has been required to include its Texas portion of trust revenues in its own Texas franchise tax computation. This revenue has been sourced to Texas under provisions of the Texas Administrative Code providing that such income is sourced according to the principal place of business of the trust, which is Texas.

Each unitholder should consult his or her own tax advisor regarding state tax requirements, if any, applicable to such person’s ownership of trust units.

State Tax Withholding

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

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Units of the Trust, Related Unitholder Matters and Trust Purchases of Units

Units of Beneficial Interest

The units of beneficial interest in the trust are listed and traded on the New York Stock Exchange under the symbol “CRT.” The following are the high and low unit sales prices and total cash distributions per unit paid by the trust during each quarter of 2011 and 2010:

	Sales Price		Distributions per Unit
Quarter	High	Low
2011
First	$48.50	$40.12	$0.704029
Second	47.89	38.72	0.738355
Third	48.45	37.83	0.860987
Fourth	51.00	40.00	0.689378

			$2.992749

2010
First	$35.00	$28.21	$0.683096
Second	39.48	31.00	0.747234
Third	36.92	33.11	0.677215
Fourth	42.26	35.14	0.680009

			$2.787554

At December 31, 2011, there were 6,000,000 units outstanding and approximately 313 unitholders of record; 5,816,251 of these units were held by depository institutions.

The trust has no equity compensation plans, nor has it purchased any units during the period covered by this report.

Item 6.	Selected Financial Data

	Year Ended December 31
	2011	2010	2009	2008	2007
Net Profits Income	$18,381,657	$17,142,087	$11,742,545	$31,311,215	$20,189,267
Distributable Income	17,956,494	16,725,324	11,316,138	30,942,420	19,805,724
Distributable Income per Unit	2.992749	2.787554	1.886023	5.157070	3.300954
Distributions per Unit	2.992749	2.787554	1.886023	5.157070	3.300954
Total Assets at Year-End	14,629,000	15,935,049	17,256,102	18,771,025	20,147,900

Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Calculation of Net Profits Income

The following is a summary of the calculation of net profits income received by the trust:

	Year Ended December 31 (a)			Quarter Ended December 31 (a)
	2011	2010	2009	2011	2010
Sales Volumes
Oil (Bbls) (b)
Underlying properties	196,095	197,102	219,480	45,803	48,399
Average per day	537	540	601	498	526
Net profits interests	106,396	99,628	75,838	21,397	24,450
Gas (Mcf) (b)
Underlying properties	1,871,654	2,097,964	2,026,608	484,569	549,311
Average per day	5,128	5,748	5,552	5,267	5,971
Net profits interests	1,643,619	1,836,889	1,768,478	419,258	473,707

Average Sales Price
Oil (per Bbl)	$86.82	$71.80	$50.82	$82.07	$72.40
Gas (per Mcf)	$7.37	$7.06	$5.58	$7.65	$6.57

Revenues
Oil sales	$17,025,533	$14,152,470	$11,154,802	$3,759,153	$3,503,971
Gas sales	13,785,133	14,813,040	11,315,933	3,704,979	3,611,390

Total Revenues	30,810,666	28,965,510	22,470,735	7,464,132	7,115,361

Costs
Taxes, transportation and other	4,259,521	4,136,302	3,495,414	1,096,844	959,866
Production expense (c)	4,580,205	4,502,466	5,092,484	1,323,728	1,114,907
Development costs	623,384	539,048	601,502	211,174	230,014
Excess costs (d)	—	—	6,995	—	—

Total Costs	9,463,110	9,177,816	9,196,395	2,631,746	2,304,787

Net Proceeds	$21,347,556	$19,787,694	$13,274,340	$4,832,386	$4,810,574

Net Profits Income	$18,381,657	$17,142,087	$11,742,545	$4,204,181	$4,130,924

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

(c)

Production expense is primarily from seven working interest properties in the 75% net profits interest. Five of these properties are not operated by XTO Energy or ExxonMobil. Production expense includes an overhead charge which is deducted and retained by the operator. As of December 31, 2011, this charge was $34,202 per month (including a monthly overhead charge of $2,656 which XTO Energy deducts as operator of the Penwell Unit and $4,507 which ExxonMobil deducts as operator of the Hewitt Unit) and is subject to adjustment each May based on an oil and gas industry index.

(d)	See Note 8 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

Results of Operations

Years Ended December 31, 2011, 2010 and 2009

Net profits income for 2011 was $18,381,657 as compared with $17,142,087 for 2010 and $11,742,545 for 2009. The 7% increase in net profits income from 2010 to 2011 was primarily because of increased oil and gas prices ($2.9 million), partially offset by decreased gas production ($1.5 million). The 46% increase in net profits income from 2009 to 2010 was primarily because of increased oil and gas prices ($6.3 million), increased gas production ($0.5 million) and decreased production expense ($0.4 million), partially offset by decreased oil production ($1.3 million) and higher taxes, transportation and other costs ($0.6 million). During 2011, 2010 and 2009, 52%, 60% and 65%, respectively, of net profits income was derived from gas sales.

Trust administration expense was $425,539 in 2011 as compared to $417,063 in 2010 and $426,630 in 2009. Interest income was $376 in 2011, $300 in 2010 and $223 in 2009. Changes in interest income are attributable to fluctuations in net profits income and interest rates.

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil production and three months after gas production. Net profits income is generally affected by three major factors:

•	oil and gas sales volumes,
•	oil and gas sales prices, and
•	costs deducted in the calculation of net profits income.

Volumes

Oil. Underlying oil sales volumes decreased 1% from 2010 to 2011 compared to a 10% decrease from 2009 to 2010. Oil sales volumes in 2011 decreased from 2010 primarily because of natural production decline, partially offset by increased production from new wells and workovers and the timing of cash receipts. Oil sales volumes in 2010 decreased from 2009 primarily because of natural production decline and the timing of cash receipts.

Gas. Underlying gas sales volumes decreased 11% from 2010 to 2011 compared to a 4% increase from 2009 to 2010. Gas sales volumes in 2011 decreased from 2010 primarily because of the timing of cash receipts and natural production decline, partially offset by increased production from new wells and workovers. Gas sales volumes in 2010 increased from 2009 primarily because of the timing of cash receipts and increased production from new wells and workovers, partially offset by natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Prices

Oil. The average oil price for 2011 was $86.82 per Bbl, 21% higher than the 2010 average oil price of $71.80, which was 41% higher than the 2009 average price of $50.82. Oil prices are expected to remain volatile. The average NYMEX price for November 2011 through January 2012 was $98.53 per Bbl. At February 10, 2012, the average NYMEX oil price for the following 12 months was $100.99 per Bbl.

Gas. The 2011 average gas price was $7.37 per Mcf, a 4% increase from the 2010 average gas price of $7.06, which was 27% higher than the 2009 average price of $5.58. Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The average NYMEX price for fourth quarter 2011 was $3.55 per MMBtu. At February 10, 2012, the average NYMEX gas price for the following 12 months was $3.08 per MMBtu.

Costs

Because properties underlying the 90% net profits interests are royalty and overriding royalty interests, the calculation of net profits income from these interests only includes deductions for production and property taxes, legal costs, and marketing and transportation charges. In addition to these costs, the calculation of net profits income from the 75% net profits interests includes deductions for production expense and development costs since the related underlying properties are working interests. Net profits income is calculated monthly for each of the five conveyances under which the net profits interests were conveyed to the trust. If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from other conveyances. Costs have never exceeded revenues from 90% net profits interests, nor are they expected to in the future. Significantly lower oil prices and elevated costs caused costs to exceed revenues by a total of $229,340 ($172,005 net to the trust) on properties underlying the Texas working interest for January through April 2009 and by $319,745 ($239,809 net to the trust) on properties underlying the Oklahoma working interest for February through April 2009. However, these excess costs did not reduce net proceeds from the remaining conveyances. XTO Energy advised the trustee that increased oil prices and decreased costs led to the full recovery of excess costs, plus accrued interest, during 2009. Interest paid on these excess costs totaled $6,995 ($5,246 net to the trust) in 2009. There were no excess costs at December 31, 2011.

Total costs deducted in the calculation of net profits income were $9.5 million in 2011, $9.2 million in 2010 and $9.2 million in 2009. The 3% increase in costs from 2010 to 2011 is attributable to increased property taxes related to the timing of cash disbursements, increased oil production taxes related to higher oil revenues and increased development costs, partially offset by decreased gas production taxes and other deductions related to lower gas revenues. Total costs remained relatively flat from 2009 to 2010 as increased taxes, transportation and other costs due to higher oil and gas revenues were offset by decreased production expense related to decreased repairs and maintenance, overhead on nonopertated properties and outside operated costs.

Unit operators of the properties underlying the 75% net profits interests have reported total budgeted development costs, net to the underlying properties, of approximately $2.4 million for 2012 and $2.3 million for 2013, as compared to budgeted development costs of $907,000 and actual development costs of $623,000 for 2011. Actual development costs often differ from amounts budgeted because of changes in product prices and other factors that may affect the timing or selection of projects.

Fourth Quarter 2011 and 2010

During the quarter ended December 31, 2011, the trust received net profits income totaling $4,204,181, compared with fourth quarter 2010 net profits income of $4,130,924. This 2% increase is primarily attributable to increased oil and gas prices ($0.9 million), partially offset by decreased oil and gas production ($0.6 million) and increased production expense ($0.2 million).

Administration expense was $68,015 and trust interest income was $102, resulting in fourth quarter 2011 distributable income of $4,136,268, or $0.689378 per unit. Distributable income for fourth quarter 2010 was $4,080,054, or $0.680009 per unit. Distributions to unitholders for the quarter ended December 31, 2011 were:

Record Date	Payment Date	Per Unit
October 31, 2011	November 15, 2011	$0.236736
November 30, 2011	December 14, 2011	0.250432
December 30, 2011	January 17, 2012	0.202210

		$0.689378

Volumes

Fourth quarter 2011 underlying oil sales volumes were 45,803 Bbls, or 5% lower than 2010 levels and underlying gas sales volumes were 484,569 Mcf, or 12% lower than 2010 levels. Oil and gas sales volumes decreased in 2011 primarily because of natural production decline and the timing of cash receipts.

Prices

The average fourth quarter 2011 oil price was $82.07 per Bbl, 13% higher than the fourth quarter 2010 average price of $72.40. The average fourth quarter 2011 gas price was $7.65 per Mcf, 16% higher than the fourth quarter 2010 average price of $6.57. For further information about oil and gas prices, see “Years Ended December 31, 2011, 2010 and 2009 – Prices” above.

Costs

Costs deducted in the calculation of fourth quarter 2011 net profits income increased $326,959, or 14%, from fourth quarter 2010. This increase was primarily related to increased production expense due to increased power and fuel, repairs and maintenance and outside operated costs, partially offset by decreased labor costs and increased taxes, transportation and other costs due to increased property taxes related to the timing of cash disbursements.

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

Contractual Obligations

As shown below, the trust had no obligations and commitments to make future contractual payments as of December 31, 2011, other than the December distribution payable to unitholders in January 2012, as shown in the statement of assets, liabilities and trust corpus.

	Payments due by Period
	Total	Less than 1 Year	1 -3 Years	3 -5 Years	More than 5 Years
Distribution payable to unitholders	$1,213,260	$1,213,260	$—	$—	$—

Related Party Transactions

The underlying properties are currently owned by XTO Energy. XTO Energy deducts an overhead charge from monthly net proceeds as reimbursement for costs associated with monitoring the 75% net profits interests. As of December 31, 2011, this monthly charge was $34,202 ($25,652 net to the trust). Included in this monthly overhead charge is a charge XTO Energy deducts as operator of the Penwell Unit and ExxonMobil deducts as operator of the Hewitt Unit. As of December 31, 2011, monthly overhead attributable to the Penwell Unit was $2,656 ($1,992 net to the trust) and monthly overhead attributable to the Hewitt Unit was $4,507 ($3,380 net to the trust). These overhead charges are subject to annual adjustment based on an oil and gas industry index. For further information regarding the trust’s relationship with XTO Energy, see Note 6 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

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

The standardized measure of discounted future net cash flows and changes in such cash flows, as reported in Note 9 to Financial Statements under Item 8, Financial Statements and Supplementary Data, is prepared using assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission. Such assumptions include using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period for 2011, 2010 and 2009, and year end costs for estimated future development and production expenditures. Prior to 2009, standardized measure was calculated using year end oil and gas prices and costs. Discounted future net cash flows are calculated using a 10% rate. Changes in any of these assumptions, including consideration of other factors, could have a significant impact on the standardized measure. Accordingly, the standardized measure does not represent XTO Energy’s or the trustee’s estimated current market value of proved reserves.

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

CROSS TIMBERS ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	December 31
	2011	2010
Assets
Cash and short-term investments	$1,213,231	$1,413,665
Interest to be received	29	37
Net profits interests in oil and gas properties—net (Notes 1 and 2)	13,415,740	14,521,347

	$14,629,000	$15,935,049

Liabilities and Trust Corpus
Distribution payable to unitholders	$1,213,260	$1,413,702
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	13,415,740	14,521,347

	$14,629,000	$15,935,049

See accompanying notes to financial statements.

CROSS TIMBERS ROYALTY TRUST

Statements of Distributable Income

	Year Ended December 31
	2011	2010	2009
Net profits income	$18,381,657	$17,142,087	$11,742,545
Interest income	376	300	223

Total income	18,382,033	17,142,387	11,742,768
Administration expense	425,539	417,063	426,630

Distributable income	$17,956,494	$16,725,324	$11,316,138

Distributable income per unit (6,000,000 units)	$2.992749	$2.787554	$1.886023

See accompanying notes to financial statements.

CROSS TIMBERS ROYALTY TRUST

Statements of Changes in Trust Corpus

	Year Ended December 31
	2011	2010	2009
Trust corpus, beginning of year	$14,521,347	$16,188,498	$17,255,761
Amortization of net profits interests	(1,105,607)	(1,667,151)	(1,067,263)
Distributable income	17,956,494	16,725,324	11,316,138
Distributions declared	(17,956,494)	(16,725,324)	(11,316,138)

Trust corpus, end of year	$13,415,740	$14,521,347	$16,188,498

See accompanying notes to financial statements.

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

1. Trust Organization and Provisions

Cross Timbers Royalty Trust was created on February 12, 1991 by predecessors of XTO Energy Inc., when the following net profits interests were conveyed under five separate conveyances to the trust effective October 1, 1990, in exchange for 6,000,000 units of beneficial interest in the trust:

—	90% net profits interests in certain producing and nonproducing royalty and overriding royalty interest properties in Texas, Oklahoma and New Mexico, and

—	75% net profits interests in certain working interest properties in Texas and Oklahoma.

The underlying properties from which the net profits interests were carved are currently owned by XTO Energy (Note 6). The trust’s initial public offering was in February 1992.

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

The initial carrying value of the net profits interests of $61,100,449 was XTO Energy’s historical net book value of the interests on February 12, 1991, the date of the transfer to the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $47,684,709 as of December 31, 2011 and $46,579,102 as of December 31, 2010.

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

Because the trust is a grantor trust for federal tax purposes, each unitholder is taxed directly on his proportionate share of income, deductions and credits of the trust consistent with each such unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the trust. The income of the trust consists primarily of a specified share of the net profits from the sale of oil and natural gas produced from the underlying properties. During 2011, the trust earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the trust.

The net profits interests constitute “economic interests” in oil and gas properties for federal tax purposes. Each unitholder is entitled to amortize the cost of the units through cost depletion over the life of the net profits interests or, if greater, through percentage depletion equal to 15 percent of gross income. Unlike cost depletion, percentage depletion is not limited to a unitholder’s depletable tax basis in the units. Rather, a unitholder is entitled to a percentage depletion deduction as long as the applicable underlying properties generate gross income. Unitholders may compute both percentage depletion and cost depletion from each property, and claim the larger amount as a deduction on their income tax returns.

If a taxpayer disposes of any “Section 1254 property” (certain oil, gas, geothermal or other mineral property), and if the adjusted basis of such property includes adjustments for deductions for depletion under Section 611 of the Internal Revenue Code, the taxpayer generally must recapture the amount deducted for depletion as ordinary income (to the extent of gain realized on the disposition of the property). This depletion recapture rule applies to any disposition of property that was placed in service by the taxpayer after December 31, 1986. Detailed rules set forth in Sections 1.1254-1 through 1.1254-6 of the U.S. Treasury Regulations govern dispositions of property after March 13, 1995. The Internal Revenue Service likely will take the position that a unitholder must recapture depletion upon the disposition of a unit.

Interest and net profits income attributable to ownership of units and any gain on the sale thereof are considered portfolio income, and not income from a “passive activity,” to the extent a unitholder acquires and holds units as an investment and not in the ordinary course of a trade or business. Therefore, interest and net profits income attributable to ownership of units generally may not be offset by losses from any passive activities.

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

5. State Taxes

All revenues from the trust are from sources within either Texas, Oklahoma or New Mexico. Because it distributes all of its net income to unitholders, the trust has not been taxed at the trust level in New Mexico or Oklahoma. While the trust has not owed tax, the Trustee is required to file a return with Oklahoma reflecting the income and deductions of the Trust attributable to properties located in that state, along with a schedule that includes information regarding distributions to unitholders. Texas does not impose a state income tax, so no part of the trust’s income will be subject to income tax at the trust level in Texas. Oklahoma and New Mexico tax the income of nonresidents from real property located within those states, and the trust has been advised by counsel that those states will each tax nonresidents on income from the net profits interests located in those states. Oklahoma and New Mexico also impose a corporate income tax that may apply to unitholders organized as corporations (subject to certain exceptions for S corporations and limited liability companies, depending on their treatment for federal tax purposes).

Texas imposes a franchise tax at a rate of 1% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statutes. Entities subject to tax generally include trusts unless otherwise exempt and most other types of entities that provide limited liability protection. Trusts that receive at least 90% of their federal gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, generally are exempt from the Texas franchise tax as “passive entities.” The trust has been exempt from Texas franchise tax as a “passive entity.” Because the trust has been exempt from Texas franchise tax at the trust level as a passive entity, each unitholder that is considered a taxable entity under the Texas franchise tax has been required to include its Texas portion of trust revenues in its own Texas franchise tax computation. This revenue has been sourced to Texas under provisions of the Texas Administrative Code providing that such income is sourced according to the principal place of business of the trust, which is Texas.

Each unitholder should consult his or her own tax advisor regarding state tax requirements, if any, applicable to such person’s ownership of trust units.

6. XTO Energy Inc.

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

In computing net profits income for the 75% net profits interests (Note 3), XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This charge at December 31, 2011 was $34,202 per month, or $410,424 annually (net to the trust of $307,818 annually). Included in this monthly overhead charge is a charge XTO Energy deducts as operator of the Penwell Unit and ExxonMobil deducts as operator of the Hewitt Unit. As of December 31, 2011, overhead attributable to the Penwell Unit was $2,656 per month, or $31,872 annually (net to the trust of $23,904 annually) and overhead attributable to the Hewitt Unit was $4,507 per month, or $54,084 annually (net to the trust of $40,563 annually). These overhead charges are subject to an annual adjustment based on an oil and gas industry index.

On June 25, 2010, XTO Energy became a wholly owned subsidiary of Exxon Mobil Corporation.

7. Contingencies

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

8. Excess Costs

Significantly lower oil prices and elevated costs caused costs to exceed revenues by a total of $229,340 ($172,005 net to the trust) on properties underlying the Texas working interest for January through April 2009 and by $319,745 ($239,809 net to the trust) on properties underlying the Oklahoma working interest for February through April 2009. However, these costs did not reduce net proceeds from the remaining conveyances. XTO Energy advised the trustee that increased oil prices and decreased costs led to the full recovery of excess costs, plus accrued interest, during 2009. Interest paid on these excess costs totaled $6,995 ($5,246 net to the trust) in 2009. There were no excess costs in 2010 or 2011.

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

Standardized Measure

The standardized measure of discounted future net cash flows and changes in such cash flows are prepared using assumptions required by the Financial Accounting Standards Board. Such assumptions include the use of 12-month average prices for oil and gas, based on the first-day-of-the-month price for each month in the period for 2011, 2010 and 2009, and year end costs for estimated future development and production expenditures to produce the proved reserves. Prior to 2009, standardized measure was calculated using year end oil and gas prices and costs. Future net cash flows are discounted at an annual rate of 10%. No provision is included for federal income taxes since future net cash flows are not subject to taxation at the trust level.

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

Oil prices used to determine the standardized measure were based on average realized oil prices of $90.05 per Bbl in 2011, $73.20 per Bbl in 2010, and $53.92 per Bbl in 2009 and a year end realized oil price of $36.46 per Bbl in 2008. The weighted average realized gas prices used to determine the standardized measure were $6.24 per Mcf in 2011, $5.42 per Mcf in 2010, and $4.07 per Mcf in 2009 and a year end realized gas price of $4.27 per Mcf in 2008. In 2011, 2010 and 2009, we used average oil and gas prices, based on the first-day-of-the-month price for each month in the period. For periods prior to 2009, we used year end oil and gas prices.

Proved Reserves

	Net Profits Interests
	90% Net Profits Interests		75% Net Profits Interests		Total		Underlying Properties
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)

Balance, December 31, 2008	532	25,463	317	95	849	25,558	2,119	28,836
Extensions, additions and discoveries	9	1,240	—	—	9	1,240	10	1,379
Revisions of prior estimates	21	639	53	9	74	648	282	777
Production	(59)	(1,761)	(17)	(7)	(76)	(1,768)	(219)	(2,027)

Balance, December 31, 2009	503	25,581	353	97	856	25,678	2,192	28,965
Extensions, additions and discoveries	5	594	—	—	5	594	6	659
Revisions of prior estimates	46	413	257	69	303	482	303	546
Production	(51)	(1,822)	(49)	(15)	(100)	(1,837)	(197)	(2,098)

Balance, December 31, 2010	503	24,766	561	151	1,064	24,917	2,304	28,072

Extensions, additions and discoveries	7	324	—	—	7	324	8	360
Revisions of prior estimates	52	984	94	38	146	1,022	171	1,180
Production	(57)	(1,632)	(49)	(12)	(106)	(1,644)	(196)	(1,872)

Balance, December 31, 2011	505	24,442	606	177	1,111	24,619	2,287	27,740

Extensions, additions and discoveries of proved gas reserves are primarily because of development in the San Juan Basin. Revisions of prior estimates are primarily related to changes in prices and costs.

Proved Developed Reserves

	Net Profits Interests
	90% Net Profits Interests		75% Net Profits Interests		Total		Underlying Properties
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
December 31, 2008	532	25,463	316	93	848	25,556	2,114	28,825

December 31, 2009	503	25,581	353	97	856	25,678	2,192	28,965

December 31, 2010	503	24,766	561	151	1,064	24,917	2,304	28,072

December 31, 2011	505	24,442	606	177	1,111	24,619	2,287	27,740

Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	90% Net Profits Interests			75% Net Profits Interests			Total
	December 31			December 31			December 31
(in thousands)	2011	2010	2009	2011	2010	2009	2011	2010	2009
Net Profits Interests
Future cash inflows	$197,287	$172,407	$133,186	$55,876	$41,539	$19,266	$253,163	$213,946	$152,452
Future production taxes	(17,604)	(13,562)	(10,722)	(4,124)	(2,590)	(1,179)	(21,728)	(16,152)	(11,901)

Future net cash flows	179,683	158,845	122,464	51,752	38,949	18,087	231,435	197,794	140,551
10% discount factor	(92,805)	(81,698)	(62,521)	(24,116)	(17,973)	(7,004)	(116,921)	(99,671)	(69,525)

Standardized measure	$86,878	$77,147	$59,943	$27,636	$20,976	$11,083	$114,514	$98,123	$71,026

Underlying Properties
Future cash inflows							$378,980	$320,767	$236,719
Future production costs							(110,330)	(92,341)	(76,532)

Future net cash flows							268,650	228,426	160,187
10% discount factor							(135,271)	(114,739)	(78,807)

Standardized measure							$133,379	$113,687	$81,380

Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	90% Net			75% Net
	Profits Interests			Profits Interests			Total
(in thousands)	2011	2010	2009	2011	2010	2009	2011	2010	2009
Net Profits Interests
Standardized measure, January 1	$77,147	$59,943	$57,611	$20,976	$11,083	$6,862	$98,123	$71,026	$64,473
Extensions, additions and discoveries	1,210	1,866	2,669	—	—	—	1,210	1,866	2,669
Accretion of discount	6,506	5,063	4,859	1,830	994	625	8,336	6,057	5,484
Revisions of prior estimates, changes in price and other	16,241	24,083	5,524	8,986	12,233	4,618	25,227	36,316	10,142
Net profits income	(14,226)	(13,808)	(10,720)	(4,156)	(3,334)	(1,022)	(18,382)	(17,142)	(11,742)

Standardized measure, December 31	$86,878	$77,147	$59,943	$27,636	$20,976	$11,083	$114,514	$98,123	$71,026

Underlying Properties
Standardized measure, January 1							$113,687	$81,380	$73,162

Revisions:
Prices and costs							24,845	42,425	9,180
Quantity estimates							5,807	1,196	3,678
Accretion of discount							9,669	6,951	6,232
Future development costs							(623)	(539)	(587)
Other							(2)	(12)	(3)

Net revisions							39,696	50,021	18,500
Extensions, additions and discoveries							1,344	2,074	2,999
Production							(21,971)	(20,327)	(13,883)
Development costs							623	539	602

Net change							19,692	32,307	8,218

Standardized measure, December 31							$133,379	$113,687	$81,380

11. Quarterly Financial Data (Unaudited)

The following is a summary of net profits income, distributable income and distributable income per unit by quarter for 2011 and 2010:

	Net Profits Income	Distributable Income	Distributable Income per Unit

2011

First Quarter	$4,350,853	$4,224,174	$0.704029
Second Quarter	4,569,004	4,430,130	0.738355
Third Quarter	5,257,619	5,165,922	0.860987
Fourth Quarter	4,204,181	4,136,268	0.689378

	$18,381,657	$17,956,494	$2.992749

2010

First Quarter	$4,269,080	$4,098,576	$0.683096
Second Quarter	4,599,294	4,483,404	0.747234
Third Quarter	4,142,789	4,063,290	0.677215
Fourth Quarter	4,130,924	4,080,054	0.680009

	$17,142,087	$16,725,324	$2.787554

Report of Independent Registered Public Accounting Firm

To the Unitholders of Cross Timbers Royalty Trust and

Bank of America, N.A., Trustee

We have audited the accompanying statement of assets, liabilities and trust corpus of Cross Timbers Royalty Trust (the “Trust”) as of December 31, 2011, and the related statements of distributable income and changes in trust corpus for the year then ended. We also have audited the Trust’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Trustee’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the trustee, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

As described in Note 2, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

A trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A trust’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the trust are being made only in accordance with authorizations of the trustee; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust at December 31, 2011, and the distributable income and changes in trust corpus for the year then ended, on the basis of accounting described in Note 2. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

February 29, 2012

Report of Independent Registered Public Accounting Firm

Bank of America, N.A., as Trustee for the Cross Timbers Royalty Trust:

We have audited the accompanying statement of assets, liabilities, and trust corpus of the Cross Timbers Royalty Trust as of December 31, 2010 and related statements of distributable income and changes in trust corpus for each of the years in the two-year period ended December 31, 2010. The trustee of Cross Timbers Royalty Trust is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of Cross Timbers Royalty Trust as of December 31, 2010, and its distributable income and changes in trust corpus for each of the years in the two-year period ended December 31, 2010, in conformity with the modified cash basis of accounting described in note 2.

KPMG LLP

Fort Worth, Texas

February 24, 2011

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

    Trustee’s Report on Internal Control Over Financial Reporting

The trustee, Bank of America, N.A., also known as U.S. Trust, Bank of America Private Wealth Management, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The trustee conducted an evaluation of the effectiveness of the trust’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the trustee’s evaluation under the framework in Internal Control — Integrated Framework, the trustee concluded that the trust’s internal control over financial reporting was effective as of December 31, 2011. The effectiveness of the trust’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report under Item 8, Financial Statements and Supplementary Data.

    Changes in Internal Control Over Financial Reporting

There were no changes in the trust’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the trust’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Section 16(a) of the Securities Exchange Act of 1934 requires that directors, officers, and beneficial owners of more than 10% of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. To the trustee’s knowledge, based solely on the information furnished to the trustee, the trustee is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the trust units of beneficial interest during and for the year ended December 31, 2011.

Because the trust has no employees, it does not have a code of ethics. Employees of the trustee, U.S. Trust, Bank of America Private Wealth Management, must comply with the bank’s code of ethics, a copy of which will be provided to unitholders, without charge, upon request by appointment at Bank of America Plaza, 17th Floor, 901 Main Street, Dallas, Texas 75202.

Item 11.	Executive Compensation

The trustee received the following annual compensation from 2009 through 2011 as specified in the trust indenture:

Name and Principal Position	Year	Other Annual Compensation (1)
U.S. Trust, Bank of America	2011	$ 16,901
Private Wealth Management, Trustee	2010	8,571
	2009	5,871

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

(b) Security Ownership of Management. The trust has no directors or executive officers. As of January 24, 2012 Bank of America, N.A. owned, in various fiduciary capacities, 217,820 units with a shared right to vote 196,443 of these units and no right to vote 21,377 of these units. Bank of America, N.A. disclaims any beneficial interests in these units. The number of units reflected in this paragraph includes units held by all branches of Bank of America, N.A.

(c) Changes in Control. The trustee knows of no arrangements which may subsequently result in a change in control of the trust.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In computing net profits income paid to the trust for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This charge at December 31, 2011 was $34,202 per month, or $410,424 annually (net to the trust of $307,818 annually). Included in this monthly overhead charge is a charge XTO Energy deducts as operator of the Penwell Unit and ExxonMobil deducts as operator of the Hewitt Unit. As of December 31, 2011 overhead attributable to the Penwell Unit was $2,656 per month, or $31,872 annually (net to the trust of $23,904 annually) and overhead attributable to the Hewitt Unit was $4,507 per month, or $54,084 annually (net to the trust of $40,563 annually). These overhead charges are subject to annual adjustment based on an oil and gas industry index.

See Item 11, Executive Compensation, for the remuneration received by the trustee from 2009 through 2011 and Item 12(b), Security Ownership of Management, for information concerning units owned by the trustee, in various fiduciary capacities.

As noted in Item 10, Directors, Executive Officers and Corporate Governance, the trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Item 14.	Principal Accountant Fees and Services

Fees for services performed by PricewaterhouseCoopers LLP and KPMG LLP for the years ended December 31, 2011 and 2010 are:

	2011	2010
Audit fees-KPMG (a)	$57,700	$79,900
Audit fees-PwC	50,000	—
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$107,700	$79,900

(a)	KPMG LLP served as the trust’s independent registered public accounting firm through July 7, 2011, and was replaced by PricewaterhouseCoopers LLP effective on that date.

As referenced in Item 10, Directors, Executive Officers and Corporate Governance, above, the trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to PricewaterhouseCoopers LLP and KPMG LLP.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Financial Statements (included in Item 8 of this report)

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2011 and 2010

Statements of Distributable Income for the years ended December 31, 2011, 2010 and 2009

Statements of Changes in Trust Corpus for the years ended December 31, 2011, 2010 and 2009

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

CROSS TIMBERS ROYALTY TRUST By BANK OF AMERICA, N.A., TRUSTEE

	BY	/S/ NANCY G. WILLIS
Nancy G. Willis Vice President

EXXON MOBIL CORPORATION

Date: February 29, 2012	BY	/S/ PATRICK T. MULVA
Patrick T. Mulva Vice President and Controller

(The trust has no directors or executive officers.)