Form 10-Q
period 2012-03-31
CROSS TIMBERS ROYALTY TRUST
filed 2012-04-27
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Outstanding as of April 1, 2012

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at March 31, 2012, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2012 and 2011, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and short-term investments	$1,321,870	$1,213,231
Interest to be received	26	29
Net profits interests in oil and gas properties—net (Note 1)	13,188,818	13,415,740

	$14,510,714	$14,629,000

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$1,321,896	$1,213,260
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	13,188,818	13,415,740

	$14,510,714	$14,629,000

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended March 31
	2012	2011
Net profits income	$4,376,980	$4,350,853
Interest income	86	94

Total income	4,377,066	4,350,947
Administration expense	127,842	126,773

Distributable income	$4,249,224	$4,224,174

Distributable income per unit (6,000,000 units)	$0.708204	$0.704029

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended March 31
	2012	2011
Trust corpus, beginning of period	$13,415,740	$14,521,347
Amortization of net profits interests	(226,922)	(279,386)
Distributable income	4,249,224	4,224,174
Distributions declared	(4,249,224)	(4,224,174)

Trust corpus, end of period	$13,188,818	$14,241,961

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $47,911,631 as of March 31, 2012 and $47,684,709 as of December 31, 2011.

2.	Federal Income Taxes

For federal income tax purposes, the trust constitutes a fixed investment trust that is taxed as a grantor trust. A grantor trust is not subject to tax at the trust level. The unitholders are considered to own the trust’s income and principal as though no trust were in existence. The income of the trust is deemed to have been received or accrued by each unitholder at the time such income is received or accrued by the trust and not when distributed by the trust.

Because the trust is a grantor trust for federal tax purposes, each unitholder is taxed directly on his proportionate share of income, deductions and credits of the trust consistent with each such unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the trust. The income of the trust consists primarily of a specified share of the net profits from the sale of oil and natural gas produced from the underlying properties. During the first quarter of 2012, the trust incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the trust.

The net profits interests constitute “economic interests” in oil and gas properties for federal tax purposes. Each unitholder is entitled to amortize the cost of the units through cost depletion over the life of the net profits interests or, if greater, through percentage depletion equal to 15 percent of gross income. Unlike cost depletion, percentage depletion is not limited to a unitholder’s depletable tax basis in the units. Rather, a unitholder is entitled to a percentage depletion deduction as long as the applicable underlying properties generate gross income. Unitholders may compute both percentage depletion and cost depletion from each property and claim the larger amount as a deduction on their income tax returns.

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

Some trust units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, collectively referred to herein as “middlemen”). Therefore, the trustee considers the trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. U.S. Trust, Bank of America Private Wealth Management, EIN: 56-0906609, Post Office Box 830650, Dallas, Texas, 75283-0650, telephone number 1-877-228-5084, email address trustee@crosstimberstrust.com, is the representative of the trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the trust as a WHFIT. Tax information is also posted by the trustee at www.crosstimberstrust.com. Notwithstanding the foregoing, the middlemen holding trust units on behalf of unitholders, and not the trustee of the trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such trust units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose trust units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the trust units.

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

Texas imposes a franchise tax at a rate of 1% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statutes. Entities subject to tax generally include trusts unless otherwise exempt and most other types of entities that provide limited liability protection. Trusts that receive at least 90% of their federal gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business generally are exempt from the Texas franchise tax as “passive entities.” The trust has been exempt from Texas franchise tax as a “passive entity.” Because the trust has been exempt from Texas franchise tax at the trust level as a passive entity, each unitholder that is considered a taxable entity under the Texas franchise tax has been required to include its Texas portion of trust revenues in its own Texas franchise tax computation. This revenue has been sourced to Texas under provisions of the Texas Administrative Code providing that such income is sourced according to the principal place of business of the trust, which is Texas.

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

Item 2. Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the trustee’s discussion and analysis contained in the trust’s 2011 Annual Report on Form 10-K, as well as the condensed financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the trust’s web site at www.crosstimberstrust.com.

Distributable Income

For the quarter ended March 31, 2012, net profits income was $4,376,980 compared to $4,350,853 for first quarter 2011. This 1% increase in net profits income is the result of higher oil and gas prices ($1.0 million) and decreased development costs ($0.1 million), partially offset by decreased oil and gas production ($0.8 million) and increased production expenses ($0.2 million). See “Net Profits Income” on following page.

After considering interest income of $86 and administration expense of $127,842, distributable income for the quarter ended March 31, 2012 was $4,249,224, or $0.708204 per unit of beneficial interest. Administration expense for the quarter increased $1,069 from the prior year quarter. For first quarter 2011, distributable income was $4,224,174, or $0.704029 per unit. Distributions to unitholders for the quarter ended March 31, 2012 were:

Record Date	Payment Date	Distribution per Unit
January 31, 2012	February 14, 2012	$0.268375
February 29, 2012	March 14, 2012	0.219513
March 30, 2012	April 13, 2012	0.220316

		$0.708204

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

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended March 31 (a)		Increase
	2012	2011	(Decrease)
Sales Volumes
Oil (Bbls) (b)
Underlying properties	49,385	52,829	(7%)
Average per day	537	574	(6%)
Net profits interests	25,715	29,047	(11%)

Gas (Mcf) (b)
Underlying properties	404,748	468,436	(14%)
Average per day	4,399	5,092	(14%)
Net profits interests	360,252	413,119	(13%)

Average Sales Prices
Oil (per Bbl)	$93.41	$79.31	18%
Gas (per Mcf)	$7.41	$6.69	11%

Revenues
Oil sales	$4,613,136	$4,189,749	10%
Gas sales	2,998,232	3,133,075	(4%)

Total Revenues	7,611,368	7,322,824	4%

Costs
Taxes, transportation and other	969,202	954,029	2%
Production expense (c)	1,446,137	1,123,998	29%
Development costs	105,829	194,692	(46%)

Total Costs	2,521,168	2,272,719	11%

Net Proceeds	$5,090,200	$5,050,105	1%

Net Profits Income	$4,376,980	$4,350,853	1%

(a)	Because of the interval between time of production and receipt of royalty income by the trust, oil and gas sales for the quarter ended March 31 generally represent oil production for the period November through January and gas production for the period October through December.

(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. As product prices change, the trust’s share of the production volumes is impacted as the quantity of production to cover expenses in reaching the net profits break-even level changes inversely with price. As such, the underlying property production volume changes may not correlate with the trust’s net profit share of those volumes in any given period. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)	Production expense is primarily from seven working interest properties in the 75% net profits interest. Five of these properties are not operated by XTO Energy or ExxonMobil. Production expense includes an overhead charge which is deducted and retained by the operator. As of March 31, 2012, this charge was $34,184 per month (including monthly overhead charges of $2,638 which XTO Energy deducts as operator of the Penwell Unit and $4,507 which ExxonMobil deducts as operator of the Hewitt Unit) and is subject to adjustment each May based on an oil and gas industry index.

The following are explanations of significant variances on the underlying properties from first quarter 2011 to first quarter 2012:

Sales Volumes

Oil

Oil sales volumes decreased 7% from first quarter 2011 to first quarter 2012 primarily because of natural production decline.

Gas

Gas sales volumes decreased 14% from first quarter 2011 to first quarter 2012 primarily because of natural production decline and the timing of cash receipts.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Oil

The first quarter 2012 average oil price was $93.41 per Bbl, a 18% increase from the first quarter 2011 average price of $79.31 per Bbl. Oil prices are expected to remain volatile. The first quarter 2012 oil price is primarily related to production from November 2011 through January 2012, when the average NYMEX price was $98.53 per Bbl. The average NYMEX price for February and March 2012 was $104.32 per Bbl. At April 18, 2012, the average NYMEX futures price for the following twelve months was $104.13 per Bbl.

Gas

The first quarter 2012 average gas price was $7.41 per Mcf, a 11% increase from the first quarter 2011 average price of $6.69 per Mcf. Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The first quarter 2012 gas price is primarily related to production from October through December 2011, when the average NYMEX price was $3.55 per MMBtu. The average NYMEX price for January through March 2012 was $2.74 per MMBtu. At April 18, 2012, the average NYMEX futures price for the following twelve months was $2.61 per MMBtu.

Costs

Taxes, Transportation and Other

Taxes, transportation and other increased 2% for the first quarter primarily because of increased oil production taxes related to higher oil revenues and increased property taxes related to the timing of expenditures, partially offset by decreased gas production taxes and other deductions related to lower gas revenues.

Production Expense

Production expense increased 29% for the first quarter primarily because of increased repairs and maintenance, outside operated and power and fuel costs.

Development

Development costs decreased 46% for the first quarter primarily because of decreased activity and costs related to Texas and Oklahoma properties underlying the 75% net profits interests.

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

Forward-Looking Statements

Statements in this report relating to future plans, predictions, events or conditions are forward-looking statements. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements regarding the net profits interests, underlying properties, development activities, development, production and other costs and expenses, oil and gas prices and differentials to NYMEX prices, distributions to unitholders and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2011, which is incorporated by this reference as though fully set forth herein. XTO Energy and the trustee assume no duty to update these statements as of any future date.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the trust’s market risks from the information disclosed in Part II, Item 7A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

PART II—OTHER INFORMATION

Item 1.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2011.

Items 2 through 5.

Not applicable.

Ite m 6. Exhibits.

(a) Exhibits.

Exhibit Number and Description

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 1A, 7 and 7A to the Annual Report on Form 10-K for Cross Timbers Royalty Trust filed with the Securities and Exchange Commission on February 29, 2012 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSS TIMBERS ROYALTY TRUST By BANK OF AMERICA, N.A., TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: April 27, 2012	By	/S/ PATRICK T. MULVA
Patrick T. Mulva
Vice President and Controller