Form 10-Q
period 2012-06-30
CROSS TIMBERS ROYALTY TRUST
filed 2012-07-24
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Outstanding as of July 1, 2012

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

CROSS TIMBERS ROYALTY TRUST

GLOSSARY OF TERMS

The following are definitions of significant terms used in this Form 10-Q:

Bbl	Barrel (of oil)

Mcf	Thousand cubic feet (of natural gas)

MMBtu	One million British Thermal Units, a common energy measurement

net proceeds	Gross proceeds received by XTO Energy from sale of production from the underlying properties, less applicable costs, as defined in the net profits interest conveyances.

net profits income	Net proceeds multiplied by the applicable net profits percentage of 75% or 90%, which is paid to the trust by XTO Energy. “Net profits income” is referred to as “royalty income” for income tax purposes.

net profits interest	An interest in an oil and gas property measured by net profits from the sale of production, rather than a specific portion of production. The following defined net profits interests were conveyed to the trust from the underlying properties:

90% net profits interests—interests that entitle the trust to receive 90% of the net proceeds from the underlying properties that are royalty or overriding royalty interests in Texas, Oklahoma and New Mexico.

75% net profits interests—interests that entitle the trust to receive 75% of the net proceeds from the underlying properties that are working interests in Texas and Oklahoma.

royalty interest (and overriding royalty interest)	A nonoperating interest in an oil and gas property that provides the owner a specified share of production without any production expense or development costs.

underlying properties	XTO Energy’s interest in certain oil and gas properties from which the net profits interests were conveyed. The underlying properties include royalty and overriding royalty interests in producing and nonproducing properties in Texas, Oklahoma and New Mexico, and working interests in producing properties located in Texas and Oklahoma.

working interest	An operating interest in an oil and gas property that provides the owner a specified share of production that is subject to all production expense and development costs.

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at June 30, 2012, and the distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2012 and 2011, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year. The condensed financial statements as of June 30, 2012, and for the three-month and six-month periods ended June 30, 2012 and 2011 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Cross Timbers Royalty Trust and

Bank of America, N.A., Trustee:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Cross Timbers Royalty Trust (the “Trust”) as of June 30, 2012, and the related condensed statements of distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2012 and 2011. These interim financial statements are the responsibility of the Trustee.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

As described in Note 1, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with the basis of accounting described in Note 1.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus as of December 31, 2011, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein), and in our report dated February 29, 2012, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2011 is fairly stated in all material respects in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

PricewaterhouseCoopers LLP

Dallas, TX

July 24, 2012

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Cash and short-term investments	$1,275,486	$1,213,231

Interest to be received	24	29

Net profits interests in oil and gas properties—net (Note 1)	12,975,405	13,415,740

	$14,250,915	$14,629,000

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$1,275,510	$1,213,260

Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	12,975,405	13,415,740

	$14,250,915	$14,629,000

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net profits income	$3,961,296	$4,569,004	$8,338,276	$8,919,857

Interest income	76	49	162	143

Total income	3,961,372	4,569,053	8,338,438	8,920,000

Administration expense	138,130	138,923	265,972	265,696

Distributable income	$3,823,242	$4,430,130	$8,072,466	$8,654,304

Distributable income per unit (6,000,000 units)	$0.637207	$0.738355	$1.345411	$1.442384

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Trust corpus, beginning of period	$13,188,818	$14,241,961	$13,415,740	$14,521,347

Amortization of net profits interests	(213,413)	(282,703)	(440,335)	(562,089)

Distributable income	3,823,242	4,430,130	8,072,466	8,654,304

Distributions declared	(3,823,242)	(4,430,130)	(8,072,466)	(8,654,304)

Trust corpus, end of period	$12,975,405	$13,959,258	$12,975,405	$13,959,258

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

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $48,125,044 as of June 30, 2012 and $47,684,709 as of December 31, 2011.

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

Because the trust is a grantor trust for federal tax purposes, each unitholder is taxed directly on his proportionate share of income, deductions and credits of the trust consistent with each such unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the trust. The income of the trust consists primarily of a specified share of the net profits from the sale of oil and natural gas produced from the underlying properties. During the first six months of 2012, the trust incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the trust.

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

If a taxpayer disposes of any “Section 1254 property” (certain oil, gas, geothermal or other mineral property), and the adjusted basis of such property includes adjustments for depletion deductions under Section 611 of the Internal Revenue Code, the taxpayer generally must recapture the amount deducted for depletion as ordinary income (to the extent of gain realized on the disposition of the property). This depletion recapture rule applies to any disposition of property that was placed in service by the taxpayer after December 31, 1986. Detailed rules set forth in Sections 1.1254-1 through 1.1254-6 of the U.S. Treasury Regulations govern dispositions of property after March 13, 1995. The Internal Revenue Service likely will take the position that a unitholder must recapture depletion upon the disposition of a unit.

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

3. State Taxes

All revenues from the trust are from sources within Texas, Oklahoma or New Mexico. Because it distributes all of its net income to unitholders, the trust has not been taxed at the trust level in New Mexico or Oklahoma. While the trust has not owed tax, the trustee is required to file a return with Oklahoma reflecting the income and deductions of the trust attributable to properties located in that state, along with a schedule that includes information regarding distributions to unitholders. Texas does not impose a state income tax, so no part of the trust’s income will be subject to income tax at the trust level in Texas. Oklahoma and New Mexico tax the income of nonresidents from real property located within those states, and the trust has been advised by counsel that those states will each tax nonresidents on income from the net profits interests located in those states. Oklahoma and New Mexico also impose a corporate income tax that may apply to unitholders organized as corporations (subject to certain exceptions for S corporations and limited liability companies, depending on their treatment for federal tax purposes).

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

Distributable Income

Quarter

For the quarter ended June 30, 2012, net profits income was $3,961,296 compared to $4,569,004 for second quarter 2011. This 13% decrease in net profits income is the result of lower gas prices ($0.3 million), increased development costs ($0.2 million) and decreased gas production ($0.1 million). See “Net Profits Income” on following page.

After considering interest income of $76 and administration expense of $138,130, distributable income for the quarter ended June 30, 2012 was $3,823,242, or $0.637207 per unit of beneficial interest. Administrative expense for the quarter decreased $793 from the prior year quarter. For second quarter 2011, distributable income was $4,430,130, or $0.738355 per unit. Distributions to unitholders for the quarter ended June 30, 2012 were:

Record Date	Payment Date	Distribution per Unit
April 30, 2012	May 14, 2012	$0.228452
May 31, 2012	June 14, 2012	0.196170
June 29, 2012	July 16, 2012	0.212585

		$0.637207

Six Months

For the six months ended June 30, 2012, net profits income was $8,338,276 compared to $8,919,857 for the same 2011 period. This 7% decrease in net profits income is the result of decreased oil and gas production ($0.8 million) and increased production expense ($0.4 million), partially offset by higher oil prices ($0.7 million). See “Net Profits Income” below.

After considering interest income of $162 and administration expense of $265,972, distributable income for the six months ended June 30, 2012 was $8,072,466, or $1.345411 per unit of beneficial interest. Administrative expense for the six months ended June 30, 2012 increased $276 from the prior year six-month period. For the six months ended June 30, 2011, distributable income was $8,654,304, or $1.442384 per unit.

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

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended June 30 (a)		Increase	Six Months Ended June 30 (a)		Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)
Sales Volumes
Oil (Bbls) (b)
Underlying properties	46,417	46,469	—	95,802	99,298	(4%)
Average per day	516	522	(1%)	526	549	(4%)
Net profits interests	22,725	26,438	(14%)	48,440	55,485	(13%)
Gas (Mcf) (b)
Underlying properties	430,245	451,570	(5%)	834,993	920,006	(9%)
Average per day	4,728	5,017	(6%)	4,563	5,055	(10%)
Net profits interests	382,106	397,962	(4%)	742,358	811,081	(8%)

Average Sales Prices
Oil (per Bbl)	$97.27	$93.79	4%	$95.28	$86.08	11%
Gas (per Mcf)	$6.20	$7.04	(12%)	$6.79	$6.86	(1%)

Revenues
Oil sales	$4,514,726	$4,358,283	4%	$9,127,862	$8,548,032	7%
Gas sales	2,668,248	3,177,894	(16%)	5,666,480	6,310,969	(10%)

Total Revenues	7,182,974	7,536,177	(5%)	14,794,342	14,859,001	—

Costs
Taxes, transportation and other	926,770	1,064,470	(13%)	1,895,972	2,018,499	(6%)
Production expense (c)	1,270,288	1,029,347	23%	2,716,425	2,153,345	26%
Development costs	381,521	101,311	277%	487,350	296,003	65%

Total Costs	2,578,579	2,195,128	17%	5,099,747	4,467,847	14%

Net Proceeds	$4,604,395	$5,341,049	(14%)	$9,694,595	$10,391,154	(7%)

Net Profits Income	$3,961,296	$4,569,004	(13%)	$8,338,276	$8,919,857	(7%)

(a)	Because of the interval between time of production and receipt of royalty income by the trust, (1) oil and gas sales for the quarter ended June 30 generally represent oil production for the period February through April and gas production for the period January through March and (2) oil and gas sales for the six-months ended June 30 generally represent oil production for the period November through April and gas production for the period October through March.

(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. As product prices change, the trust’s share of the production volumes is impacted as the quantity of production to cover expenses in reaching the net profits break-even level changes inversely with price. As such, the underlying property production volume changes may not correlate with the trust’s net profit share of those volumes in any given period. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)	Production expense is primarily from seven working interest properties in the 75% net profits interest. Six of these properties are not operated by XTO Energy or ExxonMobil. Production expense includes an overhead charge which is deducted and retained by the operator. As of June 30, 2012, this charge was $33,470 per month (including monthly overhead charges of $4,781 which ExxonMobil deducts as operator of the Hewitt Unit) and is subject to adjustment each May based on an oil and gas industry index.

The following are explanations of significant variances on the underlying properties from second quarter 2011 to second quarter 2012 and from the first six months of 2011 to the comparable period in 2012:

Sales Volumes

Oil

Oil sales volumes were relatively flat for second quarter 2012 as compared with the same 2011 period primarily because natural production decline was offset by the timing of cash receipts. Oil sales volumes decreased 4% for the first six months of 2012 as compared with the same 2011 period primarily because of natural production decline.

Gas

Gas sales volumes decreased 5% for second quarter 2012 as compared with the same 2011 period primarily because of natural production decline, partially offset by the timing of cash receipts. Gas sales volumes decreased 9% for the first six months of 2012 as compared with the same 2011 period primarily because of natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Oil

The average oil price increased 4% to $97.27 per Bbl for the second quarter and 11% to $95.28 per Bbl for the six-month period. Oil prices are expected to remain volatile. The second quarter 2012 oil price is primarily related to production from February through April 2012, when the average NYMEX price was $104.01 per Bbl. The average NYMEX price for May and June 2012 was $88.53 per Bbl. At July 16, 2012, the average NYMEX futures price for the following twelve months was $90.41 per Bbl.

Gas

Gas prices for the second quarter decreased 12% to $6.20 per Mcf and for the six-month period decreased 1% to $6.79 per Mcf. Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The second quarter 2012 gas price is primarily related to production from January through March 2012, when the average NYMEX price was $2.74 per MMBtu. The average NYMEX price for April through June 2012 was $2.22 per MMBtu. At July 16, 2012, the average NYMEX futures price for the following twelve months was $3.26 per MMBtu.

Costs

Taxes, Transportation and Other

Taxes, transportation and other decreased 13% for the second quarter primarily because of decreased gas production taxes and other deductions related to lower gas revenues and decreased property taxes related to the timing of cash expenditures. Taxes, transportation and other decreased 6% for the six-month period primarily because of decreased gas production taxes and other deductions related to lower gas revenues, partially offset by increased oil production taxes related to higher oil revenues.

Production Expense

Production expense increased 23% for the second quarter primarily because of increased outside operated and maintenance costs. Production expense increased 26% for the six-month period primarily because of increased maintenance, outside operated and fuel costs, partially offset by decreased labor costs.

Development

Development costs increased 277% for the second quarter and 65% for the six-month period primarily because of the timing of expenditures and increased activity and costs related to non-operated Texas and Oklahoma oil properties underlying the 75% net profits interest.

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

CROSS TIMBERS ROYALTY TRUST By BANK OF AMERICA, N.A., TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: July 24, 2012	By	/S/ JAMES A. HALL
James A. Hall
Vice President - Upstream Business Services