Form 10-Q
period 2012-09-30
CROSS TIMBERS ROYALTY TRUST
filed 2012-11-05
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Outstanding as of October 1, 2012

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at September 30, 2012, and the distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2012 and 2011, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year. The condensed financial statements as of September 30, 2012, and for the three-month and nine-month periods ended September 30, 2012 and 2011 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Cross Timbers Royalty Trust and

Bank of America, N.A., Trustee:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Cross Timbers Royalty Trust (the “Trust”) as of September 30, 2012, and the related condensed statements of distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of the Trustee.

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

PricewaterhouseCoopers LLP

Dallas, TX

November 5, 2012

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Cash and short-term investments	$846,833	$1,213,231

Interest to be received	25	29

Net profits interests in oil and gas properties—net (Note 1)	12,759,505	13,415,740

	$13,606,363	$14,629,000

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$846,858	$1,213,260

Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	12,759,505	13,415,740

	$13,606,363	$14,629,000

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Net profits income	$3,320,147	$5,257,619	$11,658,423	$14,177,476

Interest income	80	131	242	274

Total income	3,320,227	5,257,750	11,658,665	14,177,750

Administration expense	52,621	91,828	318,593	357,524

Distributable income	$3,267,606	$5,165,922	$11,340,072	$13,820,226

Distributable income per unit (6,000,000 units)	$0.544601	$0.860987	$1.890012	$2.303371

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Trust corpus, beginning of period	$12,975,405	$13,959,258	$13,415,740	$14,521,347

Amortization of net profits interests	(215,900)	(302,276)	(656,235)	(864,365)

Distributable income	3,267,606	5,165,922	11,340,072	13,820,226

Distributions declared	(3,267,606)	(5,165,922)	(11,340,072)	(13,820,226)

Trust corpus, end of period	$12,759,505	$13,656,982	$12,759,505	$13,656,982

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

•

The trustee routinely reviews the Trust’s net profits interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s net profits interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the net profits interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of September 30, 2012.

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

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $48,340,944 as of September 30, 2012 and $47,684,709 as of December 31, 2011.

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

Because the trust is a grantor trust for federal tax purposes, each unitholder is taxed directly on his proportionate share of income, deductions and credits of the trust consistent with each such unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the trust. The income of the trust consists primarily of a specified share of the net profits from the sale of oil and natural gas produced from the underlying properties. During the first nine months of 2012, the trust incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the trust.

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

5. Excess Costs

XTO advised the trustee that lower oil prices and increased production expenses related to the timing of cash disbursements caused costs to exceed revenues on properties underlying the Texas working interest in August 2012 by $218,168 ($163,626 net to the trust). However, these excess costs did not reduce net proceeds from the remaining conveyances. XTO advised the trustee that increased oil prices and decreased production expenses led to the partial recovery of excess costs, plus accrued interest, on the properties underlying the Texas working interest in September 2012. Remaining excess costs totaled $171,978 ($128,984 net to the trust) at the end of third quarter 2012.

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

Distributable Income

Quarter

For the quarter ended September 30, 2012, net profits income was $3,320,147 compared to $5,257,619 for third quarter 2011. This 37% decrease in net profits income is primarily the result of lower gas and oil prices ($1.8 million) and increased development costs ($0.3 million). See “Net Profits Income” on following page.

After considering interest income of $80 and administration expense of $52,621, distributable income for the quarter ended September 30, 2012 was $3,267,606, or $0.544601 per unit of beneficial interest. Administrative expense for the quarter decreased $39,207 from the prior year quarter. For third quarter 2011, distributable income was $5,165,922, or $0.860987 per unit.

Distributions to unitholders for the quarter ended September 30, 2012 were:

Record Date	Payment Date	Distribution per Unit
July 31, 2012	August 14, 2012	$0.218544
August 31, 2012	September 17, 2012	0.184914
September 28, 2012	October 15, 2012	0.141143

		$0.544601

Nine Months

For the nine months ended September 30, 2012, net profits income was $11,658,423 compared to $14,177,476 for the same 2011 period. This 18% decrease in net profits income is primarily the result of lower gas prices ($1.5 million), decreased oil and gas production ($0.8 million) and increased development costs ($0.5 million), partially offset by higher oil prices ($0.3 million). See “Net Profits Income” below.

After considering interest income of $242 and administration expense of $318,593, distributable income for the nine months ended September 30, 2012 was $11,340,072, or $1.890012 per unit of beneficial interest. Administrative expense for the nine months ended September 30, 2012 decreased $38,931 from the prior year nine-month period. For the nine months ended September 30, 2011, distributable income was $13,820,226, or $2.303371 per unit.

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

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended September 30 (a)		Increase	Nine Months Ended September 30 (a)		Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)
Sales Volumes
Oil (Bbls) (b)
Underlying properties	49,011	50,994	(4%)	144,813	150,292	(4%)
Average per day	533	554	(4%)	529	551	(4%)
Net profits interests	21,797	29,514	(26%)	70,237	84,999	(17%)
Gas (Mcf) (b)
Underlying properties	494,084	467,079	6%	1,329,077	1,387,085	(4%)
Average per day	5,429	5,133	6%	4,851	5,081	(5%)
Net profits interests	433,141	413,280	5%	1,175,499	1,224,361	(4%)

Average Sales Prices
Oil (per Bbl)	$81.86	$92.53	(12%)	$90.74	$88.27	3%
Gas (per Mcf)	$4.91	$8.07	(39%)	$6.09	$7.27	(16%)

Revenues
Oil sales	$4,012,023	$4,718,348	(15%)	$13,139,885	$13,266,380	(1%)
Gas sales	2,425,653	3,769,185	(36%)	8,092,133	10,080,154	(20%)

Total Revenues	6,437,676	8,487,533	(24%)	21,232,018	23,346,534	(9%)

Costs
Taxes, transportation and other	941,308	1,144,178	(18%)	2,837,280	3,162,677	(10%)
Production expense (c)	1,244,444	1,103,132	13%	3,960,869	3,256,477	22%
Development costs	580,656	116,207	400%	1,068,006	412,210	159%
Excess costs (d)	(171,978)	—	—	(171,978)	—	—

Total Costs	2,594,430	2,363,517	10%	7,694,177	6,831,364	13%

Net Proceeds	$3,843,246	$6,124,016	(37%)	$13,537,841	$16,515,170	(18%)

Net Profits Income	$3,320,147	$5,257,619	(37%)	$11,658,423	$14,177,476	(18%)

(a)	Because of the interval between time of production and receipt of royalty income by the trust, (1) oil and gas sales for the quarter ended September 30 generally represent oil production for the period May through July and gas production for the period April through June and (2) oil and gas sales for the nine-months ended September 30 generally represent oil production for the period November through July and gas production for the period October through June.

(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. As product prices change, the trust’s share of the production volumes is impacted as the quantity of production to cover expenses in reaching the net profits break-even level changes inversely with price. As such, the underlying property production volume changes may not correlate with the trust’s net profit share of those volumes in any given period. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)	Production expense is primarily from seven working interest properties in the 75% net profits interest. Six of these properties are not operated by XTO Energy or ExxonMobil. Production expense includes an overhead charge which is deducted and retained by the operator. As of September 30, 2012, this charge was $33,470 per month (including monthly overhead charges of $4,781 which ExxonMobil deducts as operator of the Hewitt Unit) and is subject to adjustment each May based on an oil and gas industry index.

(d)	See Note 5 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from third quarter 2011 to third quarter 2012 and from the first nine months of 2011 to the comparable period in 2012:

Sales Volumes

Oil

Oil sales volumes decreased 4% for third quarter 2012 as compared with the same 2011 period primarily because of natural production decline, partially offset by the timing of cash receipts. Oil sales volumes decreased 4% for the first nine months of 2012 as compared with the same 2011 period primarily because of natural production decline.

Gas

Gas sales volumes increased 6% for third quarter 2012 as compared with the same 2011 period primarily because of the timing of cash receipts, partially offset by natural production decline. Gas sales volumes decreased 4% for the first nine months of 2012 as compared with the same 2011 period primarily because of natural production decline, partially offset by the timing of cash receipts.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Oil

The average oil price decreased 12% to $81.86 per Bbl for the third quarter and increased 3% to $90.74 per Bbl for the nine-month period. Oil prices are expected to remain volatile. The third quarter 2012 oil price is primarily related to production from May through July 2012, when the average NYMEX price was $88.33 per Bbl. The average NYMEX price for August and September 2012 was $94.52 per Bbl. At October 12, 2012, the average NYMEX futures price for the following twelve months was $93.64 per Bbl.

Gas

Gas prices for the third quarter decreased 39% to $4.91 per Mcf and for the nine-month period decreased 16% to $6.09 per Mcf. Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The third quarter 2012 gas price is primarily related to production from April through June 2012, when the average NYMEX price was $2.22 per MMBtu. The average NYMEX price for July through September 2012 was $2.81 per MMBtu. At October 12, 2012, the average NYMEX futures price for the following twelve months was $3.94 per MMBtu.

Costs

Taxes, Transportation and Other

Taxes, transportation and other decreased 18% for the third quarter primarily because of decreased oil and gas production taxes and other deductions related to lower oil and gas revenues and decreased property taxes related to the timing of cash expenditures. Taxes, transportation and other decreased 10% for the nine-month period primarily because of decreased gas production taxes and other deductions related to lower gas revenues and decreased property taxes related to the timing of cash expenditures.

Production Expense

Production expense increased 13% for the third quarter primarily because of the timing of cash expenditures and increased outside operated and maintenance costs. Production expense increased 22% for the nine-month period primarily because of the timing of cash expenditures and increased maintenance, outside operated and fuel costs, partially offset by decreased labor costs.

Development Costs

Development costs increased 400% for the third quarter and 159% for the nine-month period primarily because of the timing of expenditures and increased activity and costs related to non-operated Texas and Oklahoma oil properties underlying the 75% net profits interest.

Excess Costs

XTO advised the trustee that lower oil prices and increased production expenses related to the timing of cash disbursements caused costs to exceed revenues on properties underlying the Texas working interest in August 2012 by $218,168 ($163,626 net to the trust). However, these excess costs did not reduce net proceeds from the remaining conveyances. XTO advised the trustee that increased oil prices and decreased production expenses led to the partial recovery of excess costs, plus accrued interest, on the properties underlying the Texas working interest in September 2012. Remaining excess costs totaled $171,978 ($128,984 net to the trust) at the end of third quarter 2012.

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

CROSS TIMBERS ROYALTY TRUST By BANK OF AMERICA, N.A., TRUSTEE

	By	/s/ NANCY G. WILLIS
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: November 5, 2012	By	/s/ JAMES A. HALL
James A. Hall
Vice President - Upstream Business Services