Form 10-K
period 2012-12-31
CROSS TIMBERS ROYALTY TRUST
filed 2013-03-08
CIK 881787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012	Commission file number 1-10982

Cross Timbers Royalty Trust

(Exact name of registrant as specified in the Cross Timbers Royalty Trust Indenture)

Texas	75-6415930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

U.S. Trust, Bank of America Private Wealth Management Trustee P.O. Box 830650 Dallas, Texas	75283-0650
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (877) 228-5084

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units of Beneficial Interest	New York Stock Exchange

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes  ☐        No  ☒

The aggregate market value of the units of beneficial interest of the trust, based on the closing price on the New York Stock Exchange as of June 29, 2012 (the last business day of its most recently completed second fiscal quarter), held by non-affiliates of the registrant on that date was approximately $210 million.

At February 15, 2013, there were 6,000,000 units of beneficial interest of the trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Listed below is the only document parts of which are incorporated herein by reference and the parts of this report into which the document is incorporated:

None

CROSS TIMBER ROYALTY TRUST

2012 ANNUAL REPORT ON FORM 10-K

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

•

one in each of the states of Texas, Oklahoma and New Mexico, to convey a 90% defined net profits interest carved out of substantially all royalty and overriding royalty interests owned by the predecessors in those states, and

•	one in each of the states of Texas and Oklahoma, to convey a 75% defined net profits interest carved out of specific working interests owned by the predecessors in those states.

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

On June 25, 2010, XTO Energy became a wholly owned subsidiary of Exxon Mobil Corporation.

Under the terms of each of the five conveyances, the trust receives net profits income from the net profits interests generally on the last business day of each month. Net profits income is determined by XTO Energy by multiplying the net profit percentage (90% or 75%) times net proceeds from the underlying properties for each conveyance during the previous month. Net proceeds are the gross proceeds received from the sale of production, less “production costs,” as defined in the conveyances. For the 90% net profits interests and the 75% net profits interests, production costs generally include applicable property taxes, transportation, marketing and other charges. For the 75% net profits interests only, production costs also include capital and operating costs paid (e.g., drilling, production and other direct costs of owning and operating the property) and a monthly overhead charge that is adjusted annually. The monthly overhead charge at December 31, 2012 was $33,470 ($25,103 net to the trust). ExxonMobil deducts an overhead charge as operator of the Hewitt Unit. As of December 31, 2012, monthly overhead attributable to the Hewitt Unit was $4,781 ($3,586 net to the trust). If production costs exceed gross proceeds for any conveyance, this excess is carried forward to future monthly computations of net proceeds until the excess costs (plus interest accrued as specified in the conveyances) are completely recovered. Excess production costs and related accrued interest from one conveyance cannot be used to reduce net proceeds from any other conveyance.

Costs exceeded revenues on properties underlying the Texas working interest in August 2012. There were no excess costs remaining at December 31, 2012. For further information on excess costs, see Trustee’s Discussion and Analysis of Financial Condition and Results of Operations, under Item 7.

The trust is not liable for any production costs or liabilities attributable to the underlying properties. If at any time the trust receives net profits income in excess of the amount due, the trust is not obligated to return the overpayment, but net profits income payable to the trust for the next month will be reduced by the overpayment, plus interest at the prime rate.

Approximately 20 of the underlying royalty interests in the San Juan Basin burden working interests in properties operated by XTO Energy. ExxonMobil operates the Hewitt Unit which is one of the properties underlying the Oklahoma 75% net profits interests. Other than this property, XTO Energy and ExxonMobil do not operate or control any of the underlying properties or related working interests.

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

Adding –

(1)	net profits income received,
(2)	estimated interest income to be received on the monthly distribution amount, including an adjustment for the difference between the estimated and actual interest received for the prior monthly distribution amount,
(3)	cash available as a result of reduction of cash reserves, and
(4)	other cash receipts, then

Subtracting –

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

The trustee may establish cash reserves for contingencies. Cash held for such reserves, as well as for pending payment of the monthly distribution amount, may be invested in federal obligations or certificates of deposit of major banks.

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

Approximately 49% of the net profits income received by the trust during 2012, as well as 51% of the estimated proved reserves of the net profits interests at December 31, 2012 (based on estimated future net cash flows using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period), is attributable to natural gas. There is generally a greater demand for gas during the winter. Otherwise, trust income is not subject to seasonal factors, nor dependent upon patents, licenses, franchises or concessions. The trust conducts no research activities.

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

Production expense and development costs are deducted in the calculation of the trust’s share of net proceeds from properties underlying the 75% net profits interests. Accordingly, higher or lower production expense and development costs, without concurrent changes in revenue, will directly decrease or increase the amount received by the trust for its 75% net profits interests. If development costs and production expense for properties underlying the 75% net profits in a particular state exceed the production proceeds from the properties (as was the case with respect to the properties underlying the Texas working interest in August 2012), the trust will not receive net proceeds for those properties until future proceeds from production in that state exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs.

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

As of December 31, 2012, the trust did not have any unresolved Securities and Exchange Commission staff comments.

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

The underlying properties include over 2,900 producing properties with established production histories in Texas, Oklahoma and New Mexico. The average reserve-to-production index for the underlying properties as of December 31, 2012 is approximately 12 years. This index is calculated using total proved reserves and estimated 2013 production for the underlying properties. The projected 2013 production is from proved developed producing reserves as of

December 31, 2012. Based on estimated future net cash flows at 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, the proved reserves of the underlying properties are approximately 49% oil and 51% natural gas. The underlying properties also include certain nonproducing properties in Texas, Oklahoma and New Mexico that are primarily mineral interests.

Producing Acreage, Wells and Drilling

90% Net Profits Interests Underlying Royalties.    Royalty and overriding royalty properties underlying the 90% net profits interests represent 72% of the discounted future net cash flows from trust proved reserves at December 31, 2012. Approximately 68% of the discounted future net cash flows from the 90% net profits interests is from gas reserves, totaling 21.9 Bcf. Oil reserves allocated to the 90% net profits interests are primarily located in West Texas and are estimated to be 488,000 Bbls at December 31, 2012.

The underlying royalties are royalty and overriding royalty interests primarily located in mature producing oil and gas fields. The most significant producing region in which the underlying royalties are located is the San Juan Basin in northwestern New Mexico. The San Juan Basin royalties gas production accounted for approximately 77% of the trust’s gas sales volumes and 35% of the net profits income for 2012. The trust’s estimated proved gas reserves from this region totaled 17.7 Bcf at December 31, 2012, or approximately 80% of trust total gas reserves at that date. XTO Energy estimates that underlying royalties in the San Juan Basin include more than 4,825 gross (approximately 46.7 net) wells, covering almost 60,000 gross acres. Approximately half of these wells are operated by BP America Production Company or ConocoPhillips. Production from conventional gas wells is primarily from the Dakota, Mesaverde and Pictured Cliffs formations.

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

The underlying royalties contain approximately 389,824 gross (approximately 42,991 net) producing acres. Well counts for the underlying royalties cannot be provided because information regarding the number of wells on royalty properties is generally not made available to royalty interest owners.

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

75% Net Profits Interests Underlying Working Interest Properties.    Underlying the 75% net profits interests are working interests in seven large, predominantly oil-producing properties in Texas and Oklahoma operated primarily by established oil companies. These properties are located in mature fields undergoing secondary or tertiary recovery operations. Most of the oil produced from the 75% net profits interest properties is sour oil, which is sold at a decrement to NYMEX sweet crude oil prices. ExxonMobil is the operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. With the exception of the Hewitt Unit, XTO Energy and ExxonMobil generally have little influence or control over operations on any of these properties.

Proved reserves from the 75% net profits interests are almost entirely oil, estimated to be approximately 506,000 Bbls at year-end 2012. Proved reserves from these interests represent 28% of the discounted future net cash flows of the trust’s proved reserves at December 31, 2012.

The underlying working interest properties are detailed below:

			Ownership of XTO Energy
Unit	County/State	Operator	Working Interest	Revenue Interest
North Cowden	Ector/Texas	Occidental Permian, Ltd.	1.7%	1.5%
North Central Levelland	Hockley/Texas	Apache Corporation	3.2%	2.6%
Penwell	Ector/Texas	Merit Energy Corporation	5.2%	4.6%
Sharon Ridge Canyon	Borden/Texas	Occidental Permian, Ltd.	4.3%	2.8%
Hewitt	Carter/Oklahoma	Exxon Mobil Corporation	11.3%	9.9%
Wildcat Jim Penn	Carter/Oklahoma	Citation Oil and Gas Corporation	8.6%	7.5%
South Graham Deese	Carter/Oklahoma	Linn Energy, LLC	9.2%	8.7%

The underlying working interest properties consist of 3,813 net producing acres. As of December 31, 2012, there were 1,421 gross (65.6 net) productive oil wells and 2 gross (0.2 net) wells in process of drilling on these properties. There were 24 gross (1.7 net) wells drilled in 2012, and 8 gross (0.3 net) wells drilled in 2011 and no wells drilled in 2010.

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

Total 2012 development costs were $1,490,054 up 139% from 2011 development costs of $623,384. Development costs were higher in 2012 because of increased development activity related to Texas and Oklahoma properties underlying the 75% net profits interest. January and February 2013 development costs totaled approximately $392,000, primarily incurred in fourth quarter 2012.

As reported to XTO Energy by unit operators in February of each year, budgeted development costs were $2.4 million for 2012 and $907,000 for 2011. Actual development costs often differ from amounts budgeted because of changes in product prices and other factors that may affect the timing or selection of projects. Also, costs are deducted in the calculation of trust net profits income several months after they are incurred by the operator. Unit operators have reported total budgeted costs, net to the underlying properties, of approximately $2.9 million for 2013 and $2.8 million for 2014.

Costs exceeded revenues on properties underlying the Texas working interest in August 2012. There were no excess costs remaining at December 31, 2012. For information regarding the effect of excess costs on trust net profits income, see Trustee’s Discussion and Analysis of Financial Condition and Results of Operations, under Item 7.

Estimated Proved Reserves and Future Net Cash Flows

The following are proved reserves of the underlying properties, as estimated by independent engineers, and proved reserves and future net cash flows from proved reserves of the net profits interests, based on an allocation of these reserves, at December 31, 2012:

	Underlying Properties		Net Profits Interests
	Proved Reserves(a)		Proved Reserves(a)(b)		Future Net Cash Flows from Proved Reserves(a)(c)
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
(in thousands)					Undiscounted	Discounted
90% Net Profits Interests
San Juan Basin	25	19,663	23	17,697	$68,974	$33,340
Other New Mexico	37	117	33	126	3,187	1,569
Texas	429	3,183	386	2,862	43,794	22,600
Oklahoma	52	1,504	46	1,257	7,481	3,960

Total	543	24,467	488	21,942	123,436	61,469

75% Net Profits Interests
Texas	656	338	177	91	15,214	8,892
Oklahoma	1,036	210	329	67	26,421	14,571

Total	1,692	548	506	158	41,635	23,463

TOTAL	2,235	25,015	994	22,100	$165,071	$84,932

(a)	Based on 12-month average oil price of $87.77 per Bbl and $4.24 per Mcf for gas, based on the first-day-of-the-month price for each month in the period. Discounted estimated future net cash flows from proved reserves decreased 26% from year-end 2011 to 2012, primarily because of a 3% decrease in oil prices and a 32% decrease in natural gas prices.

(b)	Since the trust has defined net profits interests, the trust does not own a specific percentage of the oil and gas reserves. Because trust reserve quantities are determined using an allocation formula, any fluctuations in actual or assumed prices or costs will result in revisions to the estimated reserve quantities allocated to the net profits interests.

(c)	Before income taxes since future net cash flows are not subject to taxation at the trust level. Future net cash flows are discounted at an annual rate of 10%.

Proved reserves consist of the following:

	Underlying Properties		Net Profits Interests
	Proved Reserves		Proved Reserves
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Proved developed reserves	2,235	25,015	994	22,100
Proved undeveloped reserves	—	—	—	—

Total proved reserves	2,235	25,015	994	22,100

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

The XTO Energy reserve engineering group reviews reserve estimates with our third-party petroleum consultants, Miller and Lents, Ltd., independent petroleum engineers. Miller and Lents, Ltd. estimated oil and gas reserves attributable to the underlying properties as of December 31, 2012, 2011, 2010 and 2009. Miller and Lents’ primary technical person responsible for calculating the trust’s reserves has more than 30 years of experience as a reserve engineer. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

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

	90% Net Profits Interests			75% Net Profits Interests			Total
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Production
Underlying Properties
Oil—Sales (Bbls)	60,551	67,651	61,282	137,258	128,444	135,820	197,809	196,095	197,102
Average per day (Bbls)	165	185	168	375	352	372	540	537	540
Gas—Sales (Mcf)	1,840,464	1,840,374	2,054,352	31,737	31,280	43,612	1,872,201	1,871,654	2,097,964
Average per day (Mcf)	5,028	5,042	5,628	87	86	120	5,115	5,128	5,748
Net Profits Interests
Oil—Sales (Bbls)	52,851	56,922	51,014	38,740	49,474	48,614	91,591	106,396	99,628
Average per day (Bbls)	144	156	140	106	135	133	250	291	273
Gas—Sales (Mcf)	1,645,291	1,631,963	1,821,708	7,620	11,656	15,181	1,652,911	1,643,619	1,836,889
Average per day (Mcf)	4,495	4,471	4,991	21	32	42	4,516	4,503	5,033

Average Sales Price
Oil (per Bbl)	$91.30	$87.40	$73.52	$88.76	$86.52	$71.03	$89.54	$86.82	$71.80
Gas (per Mcf)	$5.80	$7.36	$7.11	$6.56	$7.84	$4.66	$5.81	$7.37	$7.06

Oil and gas production by conveyance attributable to the underlying properties for each of the three years ended December 31 were as follows:

	Underlying Gas Production (Mcf)
Conveyance	2012	2011	2010
New Mexico royalty interest	1,410,820	1,368,989	1,608,164
Oklahoma royalty interest	189,845	212,711	186,526
Texas royalty interest	239,799	258,674	259,662
Texas working interest	11,043	19,248	31,109
Oklahoma working interest	20,694	12,032	12,503

Total	1,872,201	1,871,654	2,097,964

	Underlying Oil Production (Bbls)
Conveyance	2012	2011	2010
New Mexico royalty interest	4,781	7,188	7,669
Oklahoma royalty interest	6,993	7,807	6,466
Texas royalty interest	48,777	52,656	47,147
Texas working interest	55,803	56,164	60,639
Oklahoma working interest	81,455	72,280	75,181

Total	197,809	196,095	197,102

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

Because the trust is a grantor trust for federal tax purposes, each unitholder is taxed directly on his proportionate share of income, deductions and credits of the trust consistent with each such unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the trust. The income of the trust consists primarily of a specified share of the net profits from the sale of oil and natural gas produced from the underlying properties. During 2012, the trust incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the trust.

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

If a taxpayer disposes of any “Section 1254 property” (certain oil, gas, geothermal or other mineral property), and the adjusted basis of such property includes adjustments for depletion deductions under Section 611 of the Internal Revenue Code (the “Code”), the taxpayer generally must recapture the amount deducted for depletion as ordinary income (to the extent of gain realized on the disposition of the property). This depletion recapture rule applies to any disposition of property that was placed in service by the taxpayer after December 31, 1986. Detailed rules set forth in Sections 1.1254-1 through 1.1254-6 of the U.S. Treasury Regulations govern dispositions of property after March 13, 1995. The Internal Revenue Service likely will take the position that a unitholder must recapture depletion upon the disposition of a unit.

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

Individuals may incur expenses in connection with the acquisition or maintenance of trust units. These expenses may be deductible as “miscellaneous itemized deductions” only to the extent that such expenses exceed 2 percent of the individual’s adjusted gross income.

Under current law, the highest marginal U.S. federal income tax rate applicable to ordinary income of individuals is 39.6%, and the highest marginal U.S. federal income tax rate applicable to long-term capital gains (generally, gains from the sale or exchange of certain investment assets held for more than one year) and qualified dividends of individuals is 20%. Such marginal tax rates may be effectively increased by up to 1.2% due to the phaseout of personal exemptions and the limitations on itemized deductions. The highest marginal U.S. federal income tax rate applicable to corporations is 35%, and such rate applies to both ordinary income and capital gains.

Section 1411 of the Code imposes a 3.8% Medicare tax on certain investment income earned by individuals, estates, and trusts for taxable years beginning after December 31, 2012. For these purposes, investment income generally will include a unitholder’s allocable share of the trust’s interest and royalty income plus the gain recognized from a sale of trust units. In the case of an individual, the tax is imposed on the lesser of (i) the individual’s net investment income from all investments, or (ii) the amount by which the individual’s modified adjusted gross income exceeds specified threshold levels depending on such individual’s federal income tax filing status. In the case of an estate or trust, the tax is imposed on the lesser of (i) undistributed net investment income, or (ii) the excess adjusted gross income over the dollar amount at which the highest income tax bracket applicable to an estate or trust begins.

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

Texas imposes a franchise tax at a rate of 1% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statutes. Entities subject to tax generally include trusts and most other types of entities that provide limited liability protection, unless otherwise exempt. Trusts that receive at least 90% of their federal gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, generally are exempt from the Texas franchise tax as “passive entities.” The trust has been and expects to continue to be exempt from Texas franchise tax as a passive entity. Because the trust should be exempt from Texas franchise tax at the trust level as a passive entity, each unitholder that is considered a taxable entity under the Texas franchise tax will generally be required to include its Texas portion of trust revenues in its own Texas franchise tax computation. This revenue is sourced to Texas under provisions of the Texas Administrative Code providing that such income is sourced according to the principal place of business of the trust, which is Texas.

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

Units of Beneficial Interest

The units of beneficial interest in the trust are listed and traded on the New York Stock Exchange under the symbol “CRT.” The following are the high and low unit sales prices and total cash distributions per unit paid by the trust during each quarter of 2012 and 2011:

	Sales Price		Distributions per Unit
Quarter	High	Low
2012
First	$50.00	$40.71	$0.708204
Second	42.26	31.78	0.637207
Third	39.97	30.17	0.544601
Fourth	32.43	23.60	0.591586

			$2.481598

2011
First	$48.50	$40.12	$0.704029
Second	47.89	38.72	0.738355
Third	48.45	37.83	0.860987
Fourth	51.00	40.00	0.689378

			$2.992749

At December 31, 2012, there were 6,000,000 units outstanding and approximately 291 unitholders of record; 5,839,094 of these units were held by depository institutions.

The trust has no equity compensation plans, nor has it purchased any units during the period covered by this report.

Item 6.	Selected Financial Data

	Year Ended December 31
	2012	2011	2010	2009	2008
Net Profits Income	$15,283,504	$18,381,657	$17,142,087	$11,742,545	$31,311,215
Distributable Income	14,889,588	17,956,494	16,725,324	11,316,138	30,942,420
Distributable Income per Unit	2.481598	2.992749	2.787554	1.886023	5.157070
Distributions per Unit	2.481598	2.992749	2.787554	1.886023	5.157070
Total Assets at Year-End	13,840,567	14,629,000	15,935,049	17,256,102	18,771,025

Item 7.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Calculation of Net Profits Income

The following is a summary of the calculation of net profits income received by the trust:

	Year Ended December 31(a)			Quarter Ended December 31(a)
	2012	2011	2010	2012	2011
Sales Volumes
Oil (Bbls)(b)
Underlying properties	197,809	196,095	197,102	52,996	45,803
Average per day	540	537	540	576	498
Net profits interests	91,591	106,396	99,628	21,354	21,397
Gas (Mcf)(b)
Underlying properties	1,872,201	1,871,654	2,097,964	543,124	484,569
Average per day	5,115	5,128	5,748	5,904	5,267
Net profits interests	1,652,911	1,643,619	1,836,889	477,412	419,258
Average Sales Price
Oil (per Bbl)	$89.54	$86.82	$71.80	$86.27	$82.07
Gas (per Mcf)	$5.81	$7.37	$7.06	$5.14	$7.65
Revenues
Oil sales	$17,711,536	$17,025,533	$14,152,470	$4,571,651	$3,759,153
Gas sales	10,884,489	13,785,133	14,813,040	2,792,356	3,704,979

Total Revenues	28,596,025	30,810,666	28,965,510	7,364,007	7,464,132

Costs
Taxes, transportation and other	3,959,586	4,259,521	4,136,302	1,122,306	1,096,844
Production expense(c)	5,436,677	4,580,205	4,502,466	1,475,808	1,323,728
Development costs	1,490,054	623,384	539,048	422,048	211,174
Excess costs(d)	1,183	—	—	173,161	—

Total Costs	10,887,500	9,463,110	9,177,816	3,193,323	2,631,746

Net Proceeds	$17,708,525	$21,347,556	$19,787,694	$4,170,684	$4,832,386

Net Profits Income	$15,283,504	$18,381,657	$17,142,087	$3,625,081	$4,204,181

(a)	Because of the interval between time of production and receipt of net profits income by the trust, oil and gas sales for the year ended December 31 generally relate to oil production from November through October and gas production from October through September, while oil and gas sales for the quarter ended December 31 generally relate to oil production from August through October and gas production from July through September.

(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. As product prices change, the trust’s share of the production volumes is impacted as the quantity of production to cover expenses in reaching the net profits break-even level changes inversely with price. As such, the underlying property production volume changes may not correlate with the trust’s net profit share of those volumes in any given period. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)	Production expense is primarily from seven working interest properties in the 75% net profits interest. Six of these properties are not operated by XTO Energy or ExxonMobil. Production expense includes an overhead charge which is deducted and retained by the operator. As of December 31, 2012, this charge was $33,470 per month (including a monthly overhead charge of $4,781 which ExxonMobil deducts as operator of the Hewitt Unit) and is subject to adjustment each May based on an oil and gas industry index.

(d)	See Note 8 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

Results of Operations

Years Ended December 31, 2012, 2011 and 2010

Net profits income for 2012 was $15,283,504 as compared with $18,381,657 for 2011 and $17,142,087 for 2010. The 17% decrease in net profits income from 2011 to 2012 was primarily because of lower gas prices ($2.6 million), higher development costs ($0.7 million) and increased production expenses ($0.6 million), partially offset by higher oil prices ($0.5 million). The 7% increase in net profits income from 2010 to 2011 was primarily because of increased oil and gas prices ($2.9 million), partially offset by decreased gas production ($1.5 million). During 2012, 2011 and 2010, 49%, 52% and 60%, respectively, of net profits income was derived from gas sales.

Trust administration expense was $394,225 in 2012 as compared to $425,539 in 2011 and $417,063 in 2010. Interest income was $309 in 2012, $376 in 2011 and $300 in 2010. Changes in interest income are attributable to fluctuations in net profits income and interest rates.

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil production and three months after gas production. Net profits income is generally affected by three major factors:

•	oil and gas sales volumes,
•	oil and gas sales prices, and
•	costs deducted in the calculation of net profits income.

Volumes

Oil.    Underlying oil sales volumes increased 1% from 2011 to 2012 compared to a 1% decrease from 2010 to 2011. Oil sales volumes in 2012 increased from 2011 primarily because of the timing of cash receipts, partially offset by natural production decline. Oil sales volumes in 2011 decreased from 2010 primarily because of natural production decline, partially offset by increased production from new wells and workovers and the timing of cash receipts.

Gas.    Underlying gas sales volumes remained relatively flat from 2011 to 2012 compared to an 11% decrease from 2010 to 2011. Gas sales volumes in 2012 remained relatively flat compared to 2011 as the timing of cash receipts was offset by natural production decline. Gas sales volumes in 2011 decreased from 2010 primarily because of the timing of cash receipts and natural production decline, partially offset by increased production from new wells and workovers.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Prices

Oil.    The average oil price for 2012 was $89.54 per Bbl, 3% higher than the 2011 average oil price of $86.82, which was 21% higher than the 2010 average price of $71.80. Oil prices are expected to remain volatile. The average NYMEX price for November 2012 through January 2013 was $89.87 per Bbl. At February 11, 2013, the average NYMEX oil price for the following 12 months was $98.17 per Bbl.

Gas.    The 2012 average gas price was $5.81 per Mcf, a 21% decrease from the 2011 average gas price of $7.37, which was 4% higher than the 2010 average price of $7.06. Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The average NYMEX price for fourth quarter 2012 was $3.40 per MMBtu. At February 11, 2013, the average NYMEX gas price for the following 12 months was $3.63 per MMBtu.

Costs

Because properties underlying the 90% net profits interests are royalty and overriding royalty interests, the calculation of net profits income from these interests only includes deductions for production and property taxes, legal costs, and marketing and transportation charges. In addition to these costs, the calculation of net profits income from the 75% net profits interests includes deductions for production expense and development costs since the related underlying properties are working interests. Net profits income is calculated monthly for each of the five conveyances under which the net profits interests were conveyed to the trust. If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from other conveyances. Costs have never exceeded revenues from 90% net profits interests, nor are they expected to in the future. Lower oil prices and increased production expenses related to the timing of cash disbursements caused costs to exceed revenues by a total of $218,168 ($163,626 net to the trust) on properties underlying the Texas working interest in August 2012. However, these excess costs did not reduce net proceeds from the remaining conveyances. XTO Energy advised the trustee that increased oil prices and decreased production expenses led to the partial recovery of excess costs, plus accrued interest, of $46,190 ($34,643 net to the trust) in September 2012 and the full recovery of excess costs, plus accrued interest, of $173,161 ($129,871 net to the trust) in October 2012. There were no excess costs remaining at December 31, 2012.

Total costs deducted in the calculation of net profits income were $10.9 million in 2012, $9.5 million in 2011 and $9.2 million in 2010. The 15% increase in costs from 2011 to 2012 is attributable to higher development costs and increased production expenses related to increased outside operated and repairs and maintenance costs. The 3% increase in costs from 2010 to 2011 is attributable to increased property taxes related to the timing of cash disbursements, increased oil production taxes related to higher oil revenues and increased development costs, partially offset by decreased gas production taxes and other deductions related to lower gas revenues.

Unit operators of the properties underlying the 75% net profits interests have reported total budgeted development costs, net to the underlying properties, of approximately $2.9 million for 2013 and $2.8 million for 2014, as compared to budgeted development costs of $2.4 million and actual development costs of $1.5 million for 2012. Actual development costs often differ from amounts budgeted because of changes in product prices and other factors that may affect the timing or selection of projects.

Fourth Quarter 2012 and 2011

During the quarter ended December 31, 2012, the trust received net profits income totaling $3,625,081, compared with fourth quarter 2011 net profits income of $4,204,181. This 14% decrease is primarily attributable to lower gas prices ($1.1 million), partially offset by increased oil and gas production ($0.7 million).

Administration expense was $75,632 and trust interest income was $67, resulting in fourth quarter 2012 distributable income of $3,549,516, or $0.591586 per unit. Distributable income for fourth quarter 2011 was $4,136,268, or $0.689378 per unit. Distributions to unitholders for the quarter ended December 31, 2012 were:

Record Date	Payment Date	Per Unit
October 31, 2012	November 15, 2012	$0.186183
November 30, 2012	December 14, 2012	0.187430
December 31, 2012	January 15, 2013	0.217973

		$0.591586

Volumes

Fourth quarter 2012 underlying oil sales volumes were 52,996 Bbls, or 16% higher than 2011 levels and underlying gas sales volumes were 543,124 Mcf, or 12% higher than 2011 levels. Oil and gas sales volumes increased in 2012 primarily because of the timing of cash receipts, partially offset by natural production decline.

Prices

The average fourth quarter 2012 oil price was $86.27 per Bbl, 5% higher than the fourth quarter 2011 average price of $82.07. The average fourth quarter 2012 gas price was $5.14 per Mcf, 33% lower than the fourth quarter 2011 average price of $7.65. For further information about oil and gas prices, see “Years Ended December 31, 2012, 2011 and 2010–Prices” above.

Costs

Costs deducted in the calculation of fourth quarter 2012 net profits income increased $561,577, or 21%, from fourth quarter 2011. This increase was primarily related to higher development costs, recovery of excess costs in October 2012 and increased production expenses related to increased outside operated costs, partially offset by decreased power and fuel costs. For further information about excess costs, see “Years Ended December 31, 2012, 2011 and 2010–Costs” above.

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

Contractual Obligations

As shown below, the trust had no obligations and commitments to make future contractual payments as of December 31, 2012, other than the December distribution payable to unitholders in January 2013, as shown in the statement of assets, liabilities and trust corpus.

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Distribution payable to unitholders	$1,307,838	$1,307,838	$—	$—	$—

Related Party Transactions

The underlying properties are currently owned by XTO Energy. XTO Energy deducts an overhead charge from monthly net proceeds as reimbursement for costs associated with monitoring the 75% net profits interests. As of December 31, 2012, this monthly charge was $33,470 ($25,103 net to the trust). Included in this monthly overhead charge is a charge ExxonMobil deducts as operator of the Hewitt Unit. As of December 31, 2012, monthly overhead attributable to the Hewitt Unit was $4,781 ($3,586 net to the trust). These overhead charges are subject to annual adjustment based on an oil and gas industry index. For further information regarding the trust’s relationship with XTO Energy, see Note 6 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

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

The standardized measure of discounted future net cash flows and changes in such cash flows, as reported in Note 9 to Financial Statements under Item 8, Financial Statements and Supplementary Data, is prepared using assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission. Such assumptions include using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, and year end costs for estimated future development and production expenditures. Discounted future net cash flows are calculated using a 10% rate. Changes in any of these assumptions, including consideration of other factors, could have a significant impact on the standardized measure. Accordingly, the standardized measure does not represent XTO Energy’s or the trustee’s estimated current market value of proved reserves.

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

CROSS TIMBERS ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31
	2012	2011
Assets
Cash and short-term investments	$1,307,815	$1,213,231
Interest to be received	23	29
Net profits interests in oil and gas properties—net (Notes 1 and 2)	12,532,729	13,415,740

	$13,840,567	$14,629,000

Liabilities and Trust Corpus
Distribution payable to unitholders	$1,307,838	$1,213,260
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	12,532,729	13,415,740

	$13,840,567	$14,629,000

STATEMENTS OF DISTRIBUTABLE INCOME

	Year Ended December 31
	2012	2011	2010
Net profits income	$15,283,504	$18,381,657	$17,142,087
Interest income	309	376	300

Total income	15,283,813	18,382,033	17,142,387
Administration expense	394,225	425,539	417,063

Distributable income	$14,889,588	$17,956,494	$16,725,324

Distributable income per unit (6,000,000 units)	$2.481598	$2.992749	$2.787554

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year Ended December 31
	2012	2011	2010
Trust corpus, beginning of year	$13,415,740	$14,521,347	$16,188,498
Amortization of net profits interests	(883,011)	(1,105,607)	(1,667,151)
Distributable income	14,889,588	17,956,494	16,725,324
Distributions declared	(14,889,588)	(17,956,494)	(16,725,324)

Trust corpus, end of year	$12,532,729	$13,415,740	$14,521,347

See accompanying notes to financial statements.

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

1. Trust Organization and Provisions

Cross Timbers Royalty Trust was created on February 12, 1991 by predecessors of XTO Energy Inc., when the following net profits interests were conveyed under five separate conveyances to the trust effective October 1, 1990, in exchange for 6,000,000 units of beneficial interest in the trust:

•	90% net profits interests in certain producing and nonproducing royalty and overriding royalty interest properties in Texas, Oklahoma and New Mexico, and

•	75% net profits interests in certain working interest properties in Texas and Oklahoma.

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

Bank of America, N.A. is the trustee of the trust. In 2007 the Bank of America private wealth management group officially became known as “U.S. Trust, Bank of America Private Wealth Management.” The legal entity that serves as the trustee of the trust did not change, and references in this Annual Report to U.S. Trust, Bank of America Private Wealth Management shall describe the legal entity Bank of America, N.A. The trust indenture provides, among other provisions, that:

•	the trust may not engage in any business activity or acquire any assets other than the net profits interests and specific short-term cash investments;

•

the trust may not dispose of all or part of the net profits interests unless approved by 80% of the unitholders, or upon trust termination, and any sale must be for cash with the proceeds promptly distributed to the unitholders;

•	the trustee may establish a cash reserve for payment of any liability that is contingent or not currently payable;

•	the trustee may borrow funds required to pay trust liabilities if fully repaid prior to further distributions to unitholders;

•	the trustee will make monthly cash distributions to unitholders (Note 3); and

•	the trust will terminate upon the first occurrence of:

•	disposition of all net profits interests pursuant to terms of the trust indenture,

•	gross revenue of the trust is less than $1 million per year for two successive years, or

•	a vote of 80% of the unitholders to terminate the trust in accordance with provisions of the trust indenture.

2. Basis of Accounting

The financial statements of the trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with U.S. generally accepted accounting principles:

•	Net profits income is recorded in the month received by the trustee (Note 3).

•

Interest income, interest to be received and distribution payable to unitholders include interest to be earned on net profits income from the monthly record date (last business day of the month) through the date of the next distribution.

•	Trust expenses are recorded based on liabilities paid and cash reserves established by the trustee for liabilities and contingencies.

•	Distributions to unitholders are recorded when declared by the trustee (Note 3).

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

•

The trustee routinely reviews the trust’s net profits interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the trust’s net profits interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the net profits interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of December 31, 2012.

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

The initial carrying value of the net profits interests of $61,100,449 was XTO Energy’s historical net book value of the interests on February 12, 1991, the date of the transfer to the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $48,567,720 as of December 31, 2012 and $47,684,709 as of December 31, 2011.

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

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Because the trust is a grantor trust for federal tax purposes, each unitholder is taxed directly on his proportionate share of income, deductions and credits of the trust consistent with each such unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the trust. The income of the trust consists primarily of a specified share of the net profits from the sale of oil and natural gas produced from the underlying properties. During 2012, the trust incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the trust.

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

If a taxpayer disposes of any “Section 1254 property” (certain oil, gas, geothermal or other mineral property), and the adjusted basis of such property includes adjustments for depletion deductions under Section 611 of the Code, the taxpayer generally must recapture the amount deducted for depletion as ordinary income (to the extent of gain realized on the disposition of the property). This depletion recapture rule applies to any disposition of property that was placed in service by the taxpayer after December 31, 1986. Detailed rules set forth in Sections 1.1254-1 through 1.1254-6 of the U.S. Treasury Regulations govern dispositions of property after March 13, 1995. The Internal Revenue Service likely will take the position that a unitholder must recapture depletion upon the disposition of a unit.

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

Individuals may incur expenses in connection with the acquisition or maintenance of trust units. These expenses may be deductible as “miscellaneous itemized deductions” only to the extent that such expenses exceed 2 percent of the individual’s adjusted gross income.

Under current law, the highest marginal U.S. federal income tax rate applicable to ordinary income of individuals is 39.6%, and the highest marginal U.S. federal income tax rate applicable to long-term capital gains (generally, gains from the sale or exchange of certain investment assets held for more than one year) and qualified dividends of individuals is 20%. Such marginal tax rates may be effectively increased by up to 1.2% due to the phaseout of personal exemptions and the limitations on itemized deductions. The highest marginal U.S. federal income tax rate applicable to corporations is 35%, and such rate applies to both ordinary income and capital gains.

Section 1411 of the Code imposes a 3.8% Medicare tax on certain investment income earned by individuals, estates, and trusts for taxable years beginning after December 31, 2012. For these purposes, investment income generally will

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

include a unitholder’s allocable share of the trust’s interest and royalty income plus the gain recognized from a sale of trust units. In the case of an individual, the tax is imposed on the lesser of (i) the individual’s net investment income from all investments, or (ii) the amount by which the individual’s modified adjusted gross income exceeds specified threshold levels depending on such individual’s federal income tax filing status. In the case of an estate or trust, the tax is imposed on the lesser of (i) undistributed net investment income, or (ii) the excess adjusted gross income over the dollar amount at which the highest income tax bracket applicable to an estate or trust begins.

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

Texas imposes a franchise tax at a rate of 1% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statutes. Entities subject to tax generally include trusts and most other types of entities that provide limited liability protection, unless otherwise exempt. Trusts that receive at least 90% of their federal gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, generally are exempt from the Texas franchise tax as “passive entities.” The trust has been and expects to continue to be exempt from Texas franchise tax as a passive entity. Because the trust should be exempt from Texas franchise tax at the trust level as a passive entity, each unitholder that is considered a taxable entity under the Texas franchise tax will generally be required to include its Texas portion of trust revenues in its own Texas franchise tax computation. This revenue is sourced to Texas under provisions of the Texas Administrative Code providing that such income is sourced according to the principal place of business of the trust, which is Texas.

Each unitholder should consult his or her own tax advisor regarding state tax requirements, if any, applicable to such person’s ownership of trust units.

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

6. XTO Energy Inc.

The underlying properties include approximately 20 overriding royalty interests in New Mexico that burden working interests owned and operated by XTO Energy. These working interests were purchased by XTO Energy after the net profits interests were conveyed to the trust. ExxonMobil operates the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. Other than this property, XTO Energy and ExxonMobil do not operate or control any of the underlying properties or related working interests.

In computing net profits income for the 75% net profits interests (Note 3), XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This charge at December 31, 2012 was $33,470 per month, or $401,640 annually (net to the trust of $301,230 annually). Included in this monthly overhead charge is a charge ExxonMobil deducts as operator of the Hewitt Unit. As of December 31, 2012, overhead attributable to the Hewitt Unit was $4,781 per month, or $57,372 annually (net to the trust of $43,029 annually). These overhead charges are subject to an annual adjustment based on an oil and gas industry index.

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

8. Excess Costs

Lower oil prices and increased production expenses related to the timing of cash disbursements caused costs to exceed revenues by a total of $218,168 ($163,626 net to the trust) on properties underlying the Texas working interest in August 2012. However, these excess costs did not reduce net proceeds from the remaining conveyances. XTO Energy advised the trustee that increased oil prices and decreased production expenses led to the partial recovery of excess costs, plus accrued interest, of $46,190 ($34,643 net to the trust) in September 2012 and the full recovery of excess costs, plus accrued interest, of $173,161 ($129,871 net to the trust) in October 2012. There were no excess costs remaining at December 31, 2012.

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

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Standardized Measure

The standardized measure of discounted future net cash flows and changes in such cash flows are prepared using assumptions required by the Financial Accounting Standards Board. Such assumptions include the use of 12-month average prices for oil and gas, based on the first-day-of-the-month price for each month in the period, and year end costs for estimated future development and production expenditures to produce the proved reserves. Future net cash flows are discounted at an annual rate of 10%. No provision is included for federal income taxes since future net cash flows are not subject to taxation at the trust level.

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

Oil prices used to determine the standardized measure were based on average realized oil prices of $87.77 per Bbl in 2012, $90.05 per Bbl in 2011, and $73.20 per Bbl in 2010 and $53.92 per Bbl in 2009. The weighted average realized gas prices used to determine the standardized measure were $4.24 per Mcf in 2012, $6.24 per Mcf in 2011, and $5.42 per Mcf in 2010 and $4.07 per Mcf in 2009.

Proved Reserves

	Net Profits Interests						Underlying Properties
	90% Net Profits Interests		75% Net Profits Interests		Total
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Balance, December 31, 2009	503	25,581	353	97	856	25,678	2,192	28,965
Extensions, additions and discoveries	5	594	—	—	5	594	6	659
Revisions of prior estimates	46	413	257	69	303	482	303	546
Production	(51)	(1,822)	(49)	(15)	(100)	(1,837)	(197)	(2,098)

Balance, December 31, 2010	503	24,766	561	151	1,064	24,917	2,304	28,072
Extensions, additions and discoveries	7	324	—	—	7	324	8	360
Revisions of prior estimates	52	984	94	38	146	1,022	171	1,180
Production	(57)	(1,632)	(49)	(12)	(106)	(1,644)	(196)	(1,872)

Balance, December 31, 2011	505	24,442	606	177	1,111	24,619	2,287	27,740

Extensions, additions and discoveries	14	364	—	—	14	364	15	406
Revisions of prior estimates	22	(1,219)	(61)	(11)	(39)	(1,230)	131	(1,259)
Production	(53)	(1,645)	(39)	(8)	(92)	(1,653)	(198)	(1,872)

Balance, December 31, 2012	488	21,942	506	158	994	22,100	2,235	25,015

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Extensions, additions and discoveries of proved gas reserves are primarily because of development in the San Juan Basin. Revisions of prior estimates are primarily related to changes in prices and costs.

Proved Developed Reserves

	Net Profits Interests						Underlying Properties
	90% Net Profits Interests		75% Net Profits Interests		Total
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
December 31, 2009	503	25,581	353	97	856	25,678	2,192	28,965

December 31, 2010	503	24,766	561	151	1,064	24,917	2,304	28,072

December 31, 2011	505	24,442	606	177	1,111	24,619	2,287	27,740

December 31, 2012	488	21,942	506	158	994	22,100	2,235	25,015

Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	90% Net Profits Interests			75% Net Profits Interests			Total
	December 31			December 31			December 31
(in thousands)	2012	2011	2010	2012	2011	2010	2012	2011	2010
Net Profits Interests
Future cash inflows	$135,561	$197,287	$172,407	$45,016	$55,876	$41,539	$180,577	$253,163	$213,946
Future production taxes	(12,125)	(17,604)	(13,562)	(3,381)	(4,124)	(2,590)	(15,506)	(21,728)	(16,152)

Future net cash flows	123,436	179,683	158,845	41,635	51,752	38,949	165,071	231,435	197,794
10% discount factor	(61,967)	(92,805)	(81,698)	(18,172)	(24,116)	(17,973)	(80,139)	(116,921)	(99,671)

Standardized measure	$61,469	$86,878	$77,147	$23,463	$27,636	$20,976	$84,932	$114,514	$98,123

Underlying Properties
Future cash inflows							$302,147	$378,980	$320,767
Future production costs							(109,482)	(110,330)	(92,341)

Future net cash flows							192,665	268,650	228,426
10% discount factor							(93,082)	(135,271)	(114,739)

Standardized measure							$99,583	$133,379	$113,687

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	90% Net Profits Interests			75% Net Profits Interests			Total
(in thousands)	2012	2011	2010	2012	2011	2010	2012	2011	2010
Net Profits Interests
Standardized measure, January 1	$86,878	$77,147	$59,943	$27,636	$20,976	$11,083	$114,514	$98,123	$71,026
Extensions, additions and discoveries	1,361	1,210	1,866	—	—	—	1,361	1,210	1,866
Accretion of discount	7,315	6,506	5,063	2,413	1,830	994	9,728	8,336	6,057
Revisions of prior estimates, changes in price and other	(22,072)	16,241	24,083	(3,315)	8,986	12,233	(25,387)	25,227	36,316
Net profits income	(12,013)	(14,226)	(13,808)	(3,271)	(4,156)	(3,334)	(15,284)	(18,382)	(17,142)

Standardized measure, December 31	$61,469	$86,878	$77,147	$23,463	$27,636	$20,976	$84,932	$114,514	$98,123

Underlying Properties
Standardized measure, January 1							$133,379	$113,687	$81,380

Revisions:
Prices and costs							(29,822)	24,845	42,425
Quantity estimates							2,363	5,807	1,196
Accretion of discount							11,346	9,669	6,951
Future development costs							(1,490)	(623)	(539)
Other							5	(2)	(12)

Net revisions							(17,598)	39,696	50,021
Extensions, additions and discoveries							1,512	1,344	2,074
Production							(19,200)	(21,971)	(20,327)
Development costs							1,490	623	539

Net change							(33,796)	19,692	32,307

Standardized measure, December 31							$99,583	$133,379	$113,687

11. Quarterly Financial Data (Unaudited)

The following is a summary of net profits income, distributable income and distributable income per unit by quarter for 2012 and 2011:

	Net Profits Income	Distributable Income	Distributable Income per Unit
2012
First Quarter	$4,376,980	$4,249,224	$0.708204
Second Quarter	3,961,296	3,823,242	0.637207
Third Quarter	3,320,147	3,267,606	0.544601
Fourth Quarter	3,625,081	3,549,516	0.591586

	$15,283,504	$14,889,588	$2.481598

2011
First Quarter	$4,350,853	$4,224,174	$0.704029
Second Quarter	4,569,004	4,430,130	0.738355
Third Quarter	5,257,619	5,165,922	0.860987
Fourth Quarter	4,204,181	4,136,268	0.689378

	$18,381,657	$17,956,494	$2.992749

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of Cross Timbers Royalty Trust and

Bank of America, N.A., Trustee

We have audited the accompanying statements of assets, liabilities and trust corpus of Cross Timbers Royalty Trust (the “Trust”) as of December 31, 2012 and 2011, and the related statements of distributable income and changes in trust corpus for each of the two years in the period ended December 31, 2012. We also have audited the Trust’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Trustee’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust at December 31, 2012 and 2011, and the distributable income and changes in trust corpus for each of the two years in the period ended December 31, 2012, on the basis of accounting described in Note 2. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

PricewaterhouseCoopers LLP

Dallas, Texas

March 8, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of America, N.A., as Trustee for the Cross Timbers Royalty Trust:

We have audited the accompanying statements of distributable income and changes in trust corpus of the Cross Timbers Royalty Trust for the year ended December 31, 2010. The trustee of Cross Timbers Royalty Trust is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the trustee, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in note 2 to the financial statements, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of distributable income and changes in trust corpus of Cross Timbers Royalty Trust for the year ended December 31, 2010, in conformity with the modified cash basis of accounting described in note 2.

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

Trustee’s Report on Internal Control Over Financial Reporting

The trustee, Bank of America, N.A., also known as U.S. Trust, Bank of America Private Wealth Management, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The trustee conducted an evaluation of the effectiveness of the trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the trustee’s evaluation under the framework in Internal Control—Integrated Framework, the trustee concluded that the trust’s internal control over financial reporting was effective as of December 31, 2012. The effectiveness of the trust’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report under Item 8, Financial Statements and Supplementary Data.

Changes in Internal Control Over Financial Reporting

There were no changes in the trust’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the trust’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Section 16(a) of the Securities Exchange Act of 1934 requires that directors, officers, and beneficial owners of more than 10% of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. To the trustee’s knowledge, based solely on the information furnished to the trustee, the trustee is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the trust units of beneficial interest during and for the year ended December 31, 2012.

Because the trust has no employees, it does not have a code of ethics. Employees of the trustee, U.S. Trust, Bank of America Private Wealth Management, must comply with the bank’s code of ethics, a copy of which will be provided to unitholders, without charge, upon request by appointment at Bank of America Plaza, 17th Floor, 901 Main Street, Dallas, Texas 75202.

Item 11.	Executive Compensation

The trustee received the following annual compensation from 2010 through 2012 as specified in the trust indenture:

Name and Principal Position	Year	Other Annual Compensation(1)
U.S. Trust, Bank of America	2012	$16,192
Private Wealth Management, Trustee	2011	16,901
	2010	8,571

(1)	Under the trust indenture, the trustee is entitled to an administrative fee of: (i) 1/20 of 1% of the first $100 million of the annual gross revenue of the trust, and 1/30 of 1% of the annual gross revenue of the trust in excess of $100 million, and (ii) trustee’s standard hourly rates for time in excess of 300 hours annually.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The trust has no equity compensation plans.

(a) Security Ownership of Certain Beneficial Owners.    The trustee is not aware of any person who beneficially owns more than 5% of the outstanding units.

(b) Security Ownership of Management.    The trust has no directors or executive officers. As of January 25, 2013 Bank of America, N.A. owned, in various fiduciary capacities, 196,994 units with a shared right to vote 180,265 of these units and no right to vote 16,729 of these units. Bank of America, N.A. disclaims any beneficial interests in these units. The number of units reflected in this paragraph includes units held by all branches of Bank of America, N.A.

(c) Changes in Control.    The trustee knows of no arrangements which may subsequently result in a change in control of the trust.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In computing net profits income paid to the trust for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This charge at December 31, 2012 was

$33,470 per month, or $401,640 annually (net to the trust of $301,230 annually). Included in this monthly overhead charge is a charge ExxonMobil deducts as operator of the Hewitt Unit. As of December 31, 2012 overhead attributable to the Hewitt Unit was $4,781 per month, or $57,372 annually (net to the trust of $43,029 annually). These overhead charges are subject to annual adjustment based on an oil and gas industry index.

See Item 11, Executive Compensation, for the remuneration received by the trustee from 2010 through 2012 and Item 12(b), Security Ownership of Management, for information concerning units owned by the trustee, in various fiduciary capacities.

As noted in Item 10, Directors, Executive Officers and Corporate Governance, the trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Item 14.	Principal Accountant Fees and Services

Fees for services performed by PricewaterhouseCoopers LLP and KPMG LLP for the years ended December 31, 2012 and 2011 are:

	2012	2011
Audit fees-KPMG(a)	$8,500	$57,700
Audit fees-PwC	79,900	50,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$88,400	$107,700

(a)	KPMG LLP served as the trust’s independent registered public accounting firm through July 7, 2011, and was replaced by PricewaterhouseCoopers LLP effective on that date.

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

Reports of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2012 and 2011

Statements of Distributable Income for the years ended December 31, 2012, 2011 and 2010

Statements of Changes in Trust Corpus for the years ended December 31, 2012, 2011 and 2010

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

CROSS TIMBERS ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: March 8, 2013	By	/S/ JAMES A. HALL
James A. Hall
Vice President - Upstream Business Services

(The trust has no directors or executive officers.)