Form 10-Q
period 2013-03-31
CROSS TIMBERS ROYALTY TRUST
filed 2013-05-09
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Outstanding as of April 1, 2013

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item  1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at March 31, 2013, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2013 and 2012, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Cross Timbers Royalty Trust and

Bank of America, N.A., Trustee:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Cross Timbers Royalty Trust (the “Trust”) as of March 31, 2013, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2013 and 2012. These interim financial statements are the responsibility of the Trustee.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus as of December 31, 2012, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein), and in our report dated March 8, 2013, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2012 is fairly stated in all material respects in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

PricewaterhouseCoopers LLP

Dallas, TX

May 9, 2013

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

Cash and short-term investments	$784,375	$1,307,815

Interest to be received	17	23

Net profits interests in oil and gas properties—net (Note 1)	12,381,750	12,532,729

	$13,166,142	$13,840,567

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$784,392	$1,307,838

Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	12,381,750	12,532,729

	$13,166,142	$13,840,567

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended March 31
	2013	2012
Net profits income	$2,792,598	$4,376,980

Interest income	61	86

Total income	2,792,659	4,377,066

Administration expense	133,183	127,842

Distributable income	$2,659,476	$4,249,224

Distributable income per unit (6,000,000 units)	$0.443246	$0.708204

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended March 31
	2013	2012
Trust corpus, beginning of period	$12,532,729	$13,415,740

Amortization of net profits interests	(150,979)	(226,922)

Distributable income	2,659,476	4,249,224

Distributions declared	(2,659,476)	(4,249,224)

Trust corpus, end of period	$12,381,750	$13,188,818

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

•

The trustee routinely reviews the Trust’s net profits interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s net profits interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the net profits interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of March 31, 2013.

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

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $48,718,699 as of March 31, 2013 and $48,567,720 as of December 31, 2012.

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

Because the trust is a grantor trust for federal tax purposes, each unitholder is taxed directly on his proportionate share of income, deductions and credits of the trust consistent with each such unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the trust. The income of the trust consists primarily of a specified share of the net profits from the sale of oil and natural gas produced from the underlying properties. During the first quarter of 2013, the trust incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the trust.

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

5. Excess Costs

Lower oil prices and increased costs related to the timing of cash expenditures caused costs to exceed revenues by a total of $58,865 ($44,149 net to the trust) on properties underlying the Texas working interest in January 2013. Decreased costs led to the partial recovery of excess costs, plus accrued interest, on properties underlying the Texas working interest in February 2013. XTO advised the trustee that increased costs related to the timing of cash expenditures once again caused costs to exceed revenues by a total of $89,435 ($67,076 net to the trust) in March 2013. However, these excess costs did not reduce net proceeds from the remaining conveyances. Remaining excess costs totaled $93,451 ($70,088 net to the trust) for the quarter ended March 31, 2013.

Item 2. Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the trustee’s discussion and analysis contained in the trust’s 2012 Annual Report on Form 10-K, as well as the condensed financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the trust’s web site at www.crosstimberstrust.com.

Distributable Income

For the quarter ended March 31, 2013, net profits income was $2,792,598 compared to $4,376,980 for first quarter 2012. This 36% decrease in net profits income is primarily the result of lower oil and gas prices ($1.2 million) and increased development costs ($0.4 million). See “Net Profits Income” below.

After considering interest income of $61 and administration expense of $133,183, distributable income for the quarter ended March 31, 2013 was $2,659,476, or $0.443246 per unit of beneficial interest. Administration expense for the quarter increased $5,341 from the prior year quarter. For first quarter 2012, distributable income was $4,249,224, or $0.708204 per unit. Distributions to unitholders for the quarter ended March 31, 2013 were:

Record Date	Payment Date	Distribution per Unit
January 31, 2013	February 14, 2013	$0.157839
February 28, 2013	March 14, 2013	0.154675
March 28, 2013	April 12, 2013	0.130732

		$0.443246

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

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended March 31 (a)		Increase
	2013	2012	(Decrease)
Sales Volumes
Oil (Bbls) (b)
Underlying properties	46,173	49,385	(7%)
Average per day	502	537	(7%)
Net profits interests	16,108	25,715	(37%)
Gas (Mcf) (b)
Underlying properties	404,339	404,748	—
Average per day	4,395	4,399	—
Net profits interests	350,029	360,252	(3%)

Average Sales Prices
Oil (per Bbl)	$78.89	$93.41	(16%)
Gas (per Mcf)	$5.77	$7.41	(22%)

Revenues
Oil sales	$3,642,827	$4,613,136	(21%)
Gas sales	2,334,875	2,998,232	(22%)

Total Revenues	5,977,702	7,611,368	(21%)

Costs
Taxes, transportation and other	693,194	969,202	(28%)
Production expense (c)	1,552,098	1,446,137	7%
Development costs	655,636	105,829	520%
Excess costs (d)	(93,451)	—	—

Total Costs	2,807,477	2,521,168	11%

Net Proceeds	$3,170,225	$5,090,200	(38%)

Net Profits Income	$2,792,598	$4,376,980	(36%)

(a)	Because of the interval between time of production and receipt of royalty income by the trust, oil and gas sales for the quarter ended March 31 generally represent oil production for the period November through January and gas production for the period October through December.

(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. As product prices change, the trust’s share of the production volumes is impacted as the quantity of production to cover expenses in reaching the net profits break-even level changes inversely with price. As such, the underlying property production volume changes may not correlate with the trust’s net profit share of those volumes in any given period. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)	Production expense is primarily from seven working interest properties in the 75% net profits interest. Six of these properties are not operated by XTO Energy or ExxonMobil. Production expense includes an overhead charge which is deducted and retained by the operator. As of March 31, 2013, this charge was $33,470 per month (including monthly overhead charges of $4,781 which ExxonMobil deducts as operator of the Hewitt Unit) and is subject to adjustment each May based on an oil and gas industry index.

(d)	See Note 5 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from first quarter 2012 to first quarter 2013:

Sales Volumes

Oil

Oil sales volumes decreased 7% from first quarter 2012 to first quarter 2013 primarily because of natural production decline and the timing of cash receipts.

Gas

Gas sales volumes remained relatively flat from first quarter 2012 to first quarter 2013 primarily because natural production decline and the timing of cash receipts were offset by increased production from new wells and workovers.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Oil

The first quarter 2013 average oil price was $78.89 per Bbl, a 16% decrease from the first quarter 2012 average price of $93.41 per Bbl. Oil prices are expected to remain volatile. The first quarter 2013 oil price is primarily related to production from November 2012 through January 2013, when the average NYMEX price was $89.87 per Bbl. The average NYMEX price for February and March 2013 was $94.33 per Bbl. At April 18, 2013, the average NYMEX futures price for the following twelve months was $87.36 per Bbl.

Gas

The first quarter 2013 average gas price was $5.77 per Mcf, a 22% decrease from the first quarter 2012 average price of $7.41 per Mcf. Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The first quarter 2013 gas price is primarily related to production from October through December 2012, when the average NYMEX price was $3.40 per MMBtu. The average NYMEX price for January through March 2013 was $3.34 per MMBtu. At April 18, 2013, the average NYMEX futures price for the following twelve months was $4.52 per MMBtu.

Costs

Taxes, Transportation and Other

Taxes, transportation and other decreased 28% for the first quarter primarily because of decreased oil and gas production taxes and other deductions related to lower oil and gas revenues.

Production Expense

Production expense increased 7% for the first quarter primarily because of the timing of cash expenditures and increased non-operated overhead, power and fuel, and outside operated costs, partially offset by decreased repairs and maintenance costs.

Development Costs

Development costs increased 520% for the first quarter primarily because of the timing of cash expenditures and increased activity and costs related to non-operated Texas and Oklahoma oil properties underlying the 75% net profits interests.

Excess Costs

Lower oil prices and increased costs related to the timing of cash expenditures caused costs to exceed revenues by a total of $58,865 ($44,149 net to the trust) on properties underlying the Texas working interest in January 2013. Decreased costs led to the partial recovery of excess costs, plus accrued interest, on properties underlying the Texas working interest in February 2013. XTO advised the trustee that increased costs related to the timing of cash expenditures once again caused costs to exceed revenues by a total of $89,435 ($67,076 net to the trust) in March 2013. However, these excess costs did not reduce net proceeds from the remaining conveyances. Remaining excess costs totaled $93,451 ($70,088 net to the trust) for the quarter ended March 31, 2013.

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

Forward-Looking Statements

Statements in this report relating to future plans, predictions, events or conditions are forward-looking statements. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements regarding the net profits interests, underlying properties, development activities, development, production and other costs and expenses, oil and gas prices and differentials to NYMEX prices, distributions to unitholders and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2012, which is incorporated by this reference as though fully set forth herein. XTO Energy and the trustee assume no duty to update these statements as of any future date.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the trust’s market risks from the information disclosed in Part II, Item 7A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

PART II—OTHER INFORMATION

Item 1.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2012.

Items 2 through 5.

Not applicable.

Item 6. Exhibits.

(a)	Exhibits.

Exhibit Number

and Description

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 1A, 7 and 7A to the Annual Report on Form 10-K for Cross Timbers Royalty Trust filed with the Securities and Exchange Commission on March 8, 2013 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSS TIMBERS ROYALTY TRUST By BANK OF AMERICA, N.A., TRUSTEE

	By	/s/ NANCY G. WILLIS
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: May 9, 2013	By	/s/ BETH E. CASTEEL
Beth E. Casteel
Vice President - Upstream Business Services