Form 10-Q
period 2013-06-30
CROSS TIMBERS ROYALTY TRUST
filed 2013-08-06
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Outstanding as of July 1, 2013

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at June 30, 2013, and the distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2013 and 2012, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year. The condensed financial statements as of June 30, 2013, and for the three-month and six-month periods ended June 30, 2013 and 2012 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Cross Timbers Royalty Trust and

Bank of America, N.A., Trustee:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Cross Timbers Royalty Trust (the “Trust”) as of June 30, 2013, and the related condensed statements of distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2013 and 2012. These interim financial statements are the responsibility of the Trustee.

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

PricewaterhouseCoopers LLP

Dallas, TX

August 6, 2013

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Cash and short-term investments	$1,195,010	$1,307,815
Interest to be received	22	23
Net profits interests in oil and gas properties—net (Note 1)	12,206,851	12,532,729

	$13,401,883	$13,840,567

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$1,195,032	$1,307,838
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	12,206,851	12,532,729

	$13,401,883	$13,840,567

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Net profits income	$3,225,021	$3,961,296	$6,017,619	$8,338,276
Interest income	56	76	117	162

Total income	3,225,077	3,961,372	6,017,736	8,338,438
Administration expense	127,847	138,130	261,030	265,972

Distributable income	$3,097,230	$3,823,242	$5,756,706	$8,072,466

Distributable income per unit (6,000,000 units)	$0.516205	$0.637207	$0.959451	$1.345411

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Trust corpus, beginning of period	$12,381,750	$13,188,818	$12,532,729	$13,415,740
Amortization of net profits interests	(174,899)	(213,413)	(325,878)	(440,335)
Distributable income	3,097,230	3,823,242	5,756,706	8,072,466
Distributions declared	(3,097,230)	(3,823,242)	(5,756,706)	(8,072,466)

Trust corpus, end of period	$12,206,851	$12,975,405	$12,206,851	$12,975,405

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

•

The trustee routinely reviews the Trust’s net profits interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s net profits interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the net profits interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of June 30, 2013.

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

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $48,893,598 as of June 30, 2013 and $48,567,720 as of December 31, 2012.

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

Because the trust is a grantor trust for federal tax purposes, each unitholder is taxed directly on his proportionate share of income, deductions and credits of the trust consistent with each such unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the trust. The income of the trust consists primarily of a specified share of the net profits from the sale of oil and natural gas produced from the underlying properties. During the first six months of 2013, the trust incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the trust.

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

Lower oil prices in January 2013 and increased costs related to the timing of cash expenditures in January and March 2013 caused costs to exceed revenues by a total of $148,300 ($111,225 net to the trust) in January and March 2013 on properties underlying the Texas working interest. XTO advised the trustee that increased costs related to the timing of cash expenditures caused costs to exceed revenues by a total of $103,563 ($77,672 net to the trust) in April 2013 on properties underlying the Texas working interest. However, these excess costs did not reduce net proceeds from the remaining conveyances. Decreased costs in February 2013 and May 2013 and increased oil prices in June 2013 led to the partial recovery of excess costs, plus accrued interest, of $54,849 ($41,137 net to the trust) in February 2013 and $155,974 ($116,980 net to the trust) in May and June 2013 on properties underlying the Texas working interest. Remaining excess costs totaled $41,040 ($30,780 net to the trust) for the period ended June 30, 2013.

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

Distributable Income

Quarter

For the quarter ended June 30, 2013, net profits income was $3,225,021 compared to $3,961,296 for second quarter 2012. This 19% decrease in net profits income is the result of lower oil prices ($0.5 million), decreased gas production ($0.4 million) and increased development costs ($0.3 million), partially offset by increased oil production ($0.4 million). See “Net Profits Income” on following page.

After considering interest income of $56 and administration expense of $127,847, distributable income for the quarter ended June 30, 2013 was $3,097,230, or $0.516205 per unit of beneficial interest. Administrative expense for the quarter decreased $10,283 from the prior year quarter. For second quarter 2012, distributable income was $3,823,242, or $0.637207 per unit. Distributions to unitholders for the quarter ended June 30, 2013 were:

		Distribution
Record Date	Payment Date	per Unit
April 30, 2013	May 14, 2013	$0.135290
May 31, 2013	June 14, 2013	0.181743
June 28, 2013	July 15, 2013	0.199172

		$0.516205

Six Months

For the six months ended June 30, 2013, net profits income was $6,017,619 compared to $8,338,276 for the same 2012 period. This 28% decrease in net profits income is the result of lower oil and gas prices ($1.7 million), increased development costs ($0.7 million) and decreased gas production ($0.4 million), partially offset by decreased taxes, transportation and other costs ($0.4 million). See “Net Profits Income” below.

After considering interest income of $117 and administration expense of $261,030, distributable income for the six months ended June 30, 2013 was $5,756,706, or $0.959451 per unit of beneficial interest. Administrative expense for the six months ended June 30, 2013 decreased $4,942 from the prior year six-month period. For the six months ended June 30, 2012, distributable income was $8,072,466, or $1.345411 per unit.

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

The following is a summary of the calculation of net profits income received by the trust:

	Three Months			Six Months
	Ended June 30 (a)		Increase	Ended June 30 (a)		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)
Sales Volumes
Oil (Bbls) (b)
Underlying properties	51,786	46,417	12%	97,959	95,802	2%
Average per day	582	516	13%	541	526	3%
Net profits interests	21,106	22,725	(7%)	37,214	48,440	(23%)
Gas (Mcf) (b)
Underlying properties	359,322	430,245	(16%)	763,661	834,993	(9%)
Average per day	3,992	4,728	(16%)	4,196	4,563	(8%)
Net profits interests	313,852	382,106	(18%)	663,881	742,358	(11%)
Average Sales Prices
Oil (per Bbl)	$84.65	$97.27	(13%)	$81.93	$95.28	(14%)
Gas (per Mcf)	$6.12	$6.20	(1%)	$5.94	$6.79	(13%)
Revenues
Oil sales	$4,383,424	$4,514,726	(3%)	$8,026,251	$9,127,862	(12%)
Gas sales	2,199,236	2,668,248	(18%)	4,534,111	5,666,480	(20%)

Total Revenues	6,582,660	7,182,974	(8%)	12,560,362	14,794,342	(15%)

Costs
Taxes, transportation and other	761,669	926,770	(18%)	1,454,863	1,895,972	(23%)
Production expense (c)	1,344,215	1,270,288	6%	2,896,313	2,716,425	7%
Development costs	717,609	381,521	88%	1,373,245	487,350	182%
Excess costs (d)	52,411	—	—	(41,040)	—	—

Total Costs	2,875,904	2,578,579	12%	5,683,381	5,099,747	11%

Net Proceeds	$3,706,756	$4,604,395	(19%)	$6,876,981	$9,694,595	(29%)

Net Profits Income	$3,225,021	$3,961,296	(19%)	$6,017,619	$8,338,276	(28%)

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

(c)

Production expense is primarily from seven working interest properties in the 75% net profits interest. Six of these properties are not operated by XTO Energy or ExxonMobil. Production expense includes an overhead charge which is deducted and retained by the operator. As of June 30, 2013, this charge was $35,947 per month (including monthly overhead charges of $5,135 which ExxonMobil deducts as operator of the Hewitt Unit) and is subject to adjustment each May based on an oil and gas industry index.

(d)	See Note 5 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from second quarter 2012 to second quarter 2013 and from the first six months of 2012 to the comparable period in 2013:

Sales Volumes

Oil

Oil sales volumes increased 12% for second quarter 2013 and 2% for the six-month period as compared with the same 2012 periods primarily because of the timing of cash receipts, partially offset by natural production decline.

Gas

Gas sales volumes decreased 16% for second quarter 2013 as compared with the same 2012 period primarily because of the timing of cash receipts and natural production decline. Gas sales volumes decreased 9% for the first six months of 2013 as compared with the same 2012 period primarily because of the timing of cash receipts and natural production decline, partially offset by increased production from new wells and workovers.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Oil

The average oil price decreased 13% to $84.65 per Bbl for the second quarter and 14% to $81.93 per Bbl for the six-month period. Oil prices are expected to remain volatile. The second quarter 2013 oil price is primarily related to production from February through April 2013, when the average NYMEX price was $93.50 per Bbl. The average NYMEX price for May and June 2013 was $95.22 per Bbl. At July 22, 2013, the average NYMEX futures price for the following twelve months was $100.73 per Bbl.

Gas

Gas prices for the second quarter decreased 1% to $6.12 per Mcf and for the six-month period decreased 13% to $5.94 per Mcf. Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The second quarter 2013 gas price is primarily related to production from January through March 2013, when the average NYMEX price was $3.34 per MMBtu. The average NYMEX price for April through June 2013 was $4.09 per MMBtu. At July 22, 2013, the average NYMEX futures price for the following twelve months was $3.86 per MMBtu.

Costs

Taxes, Transportation and Other

Taxes, transportation and other decreased 18% for the second quarter primarily because of decreased gas production taxes and other deductions related to lower gas revenues. Taxes, transportation and other decreased 23% for the six-month period primarily because of decreased oil and gas production taxes and other deductions related to lower oil and gas revenues.

Production Expense

Production expense increased 6% for the second quarter primarily because of increased non-operated overhead and power and fuel costs. Production expense increased 7% for the six-month period primarily because of increased non-operated overhead, power and fuel, and outside operated costs, partially offset by decreased repairs and maintenance costs.

Development Costs

Development costs increased 88% for the second quarter and 182% for the six-month period primarily because of the timing of expenditures and increased activity and costs related to non-operated Texas and Oklahoma oil properties underlying the 75% net profits interest.

Excess Costs

Lower oil prices in January 2013 and increased costs related to the timing of cash expenditures in January and March 2013 caused costs to exceed revenues by a total of $148,300 ($111,225 net to the trust) in January and March 2013 on properties underlying the Texas working interest. XTO advised the trustee that increased costs related to the timing of cash expenditures caused costs to exceed revenues by a total of $103,563 ($77,672 net to the trust) in April 2013 on properties underlying the Texas working interest. However, these excess costs did not reduce net proceeds from the remaining conveyances. Decreased costs in February 2013 and May 2013 and increased oil prices in June 2013 led to the partial recovery of excess costs, plus accrued interest, of $54,849 ($41,137 net to the trust) in February 2013 and $155,974 ($116,980 net to the trust) in May and June 2013 on properties underlying the Texas working interest. Remaining excess costs totaled $41,040 ($30,780 net to the trust) for the period ended June 30, 2013.

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

CROSS TIMBERS ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	/s/ NANCY G. WILLIS
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: August 6, 2013	By	/s/ BETH E. CASTEEL
Beth E. Casteel
Vice President—Upstream Business Services