Form 10-Q
period 2013-09-30
CROSS TIMBERS ROYALTY TRUST
filed 2013-11-12
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Outstanding as of October 1, 2013

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at September 30, 2013, and the distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2013 and 2012, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year. The condensed financial statements as of September 30, 2013, and for the three-month and nine-month periods ended September 30, 2013 and 2012 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust's independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Cross Timbers Royalty Trust and

Bank of America, N.A., Trustee:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Cross Timbers Royalty Trust (the “Trust”) as of September 30, 2013, and the related condensed statements of distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2013 and 2012. These interim financial statements are the responsibility of the Trustee.

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

PricewaterhouseCoopers LLP

Dallas, TX

November 12, 2013

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Cash and short-term investments	$1,534,641	$1,307,815
Interest to be received	33	23
Net profits interests in oil and gas properties - net (Note 1)	11,997,677	12,532,729

	$13,532,351	$13,840,567

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$1,534,674	$1,307,838
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	11,997,677	12,532,729

	$13,532,351	$13,840,567

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Net profits income	$4,227,291	$3,320,147	$10,244,910	$11,658,423
Interest income	86	80	203	242

Total income	4,227,377	3,320,227	10,245,113	11,658,665
Administration expense	62,813	52,621	323,843	318,593

Distributable income	$4,164,564	$3,267,606	$9,921,270	$11,340,072

Distributable income per unit (6,000,000 units)	$0.694094	$0.544601	$1.653545	$1.890012

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Trust corpus, beginning of period	$12,206,851	$12,975,405	$12,532,729	$13,415,740
Amortization of net profits interests	(209,174)	(215,900)	(535,052)	(656,235)
Distributable income	4,164,564	3,267,606	9,921,270	11,340,072
Distributions declared	(4,164,564)	(3,267,606)	(9,921,270)	(11,340,072)

Trust corpus, end of period	$11,997,677	$12,759,505	$11,997,677	$12,759,505

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

•	Net profits income is computed separately for each of five conveyances under which the net profits interests were conveyed to the trust. If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from the other conveyances.

•	Interest income, interest to be received and distribution payable to unitholders include interest to be earned on net profits income from the monthly record date (last business day of the month) through the date of the next distribution to unitholders.

•	Trust expenses are recorded based on liabilities paid and cash reserves established by the trustee for liabilities and contingencies.

•	Distributions to unitholders are recorded when declared by the trustee.

•	The trustee routinely reviews the Trust’s net profits interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s net profits interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the net profits interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of September 30, 2013.

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

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $49,102,772 as of September 30, 2013 and $48,567,720 as of December 31, 2012.

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

Because the trust is a grantor trust for federal tax purposes, each unitholder is taxed directly on his proportionate share of income, deductions and credits of the trust consistent with each such unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the trust. The income of the trust consists primarily of a specified share of the net profits from the sale of oil and natural gas produced from the underlying properties. During the first nine months of 2013, the trust incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the trust.

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

Some trust units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, collectively referred to herein as “middlemen”). Therefore, the trustee considers the trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. U.S. Trust, Bank of America Private Wealth Management, EIN: 56-0906609, Post Office Box 830650, Dallas, Texas, 75283-0650, telephone number 1-877-228-5084, email address trustee1@crosstimberstrust.com, is the representative of the trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the trust as a WHFIT. Tax information is also posted by the trustee at www.crosstimberstrust.com. Notwithstanding the foregoing, the middlemen holding trust units on behalf of unitholders, and not the trustee of the trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such trust units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose trust units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the trust units.

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

Lower oil prices in January 2013 and increased costs related to the timing of cash expenditures in January and March 2013 caused costs to exceed revenues by a total of $148,300 ($111,225 net to the trust) in January and March 2013 on properties underlying the Texas working interest. XTO advised the trustee that increased costs related to the timing of cash expenditures caused costs to exceed revenues by a total of $103,563 ($77,672 net to the trust) in April 2013 on properties underlying the Texas working interest. However, these excess costs did not reduce net proceeds from the remaining conveyances. Decreased costs in February 2013 and May 2013 and increased oil prices in June 2013 led to the partial recovery of excess costs, plus accrued interest, of $210,823 ($158,117 net to the trust) on properties underlying the Texas working interest. Increased oil prices and decreased costs led to the full recovery of excess costs, plus accrued interest, of $42,445 ($31,834 net to the trust) in third quarter 2013. There were no excess costs remaining at September 30, 2013.

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

Distributable Income

Quarter

For the quarter ended September 30, 2013, net profits income was $4,227,291 compared to $3,320,147 for third quarter 2012. This 27% increase in net profits income is primarily the result of higher oil and gas prices ($1.2 million) and increased oil production ($0.3 million), partially offset by decreased gas production ($0.2 million), change in excess costs ($0.2 million) and increased development costs ($0.1 million). See “Net Profits Income” on the following page.

After considering interest income of $86 and administration expense of $62,813, distributable income for the quarter ended September 30, 2013 was $4,164,564, or $0.694094 per unit of beneficial interest. Administrative expense for the quarter increased $10,192 from the prior year quarter. For third quarter 2012, distributable income was $3,267,606, or $0.544601 per unit. Distributions to unitholders for the quarter ended September 30, 2013 were:

		Distribution
Record Date	Payment Date	per Unit
July 31, 2013	August 14, 2013	$0.202620
August 30, 2013	September 16, 2013	0.235695
September 30, 2013	October 15, 2013	0.255779

		$0.694094

Nine Months

For the nine months ended September 30, 2013, net profits income was $10,244,910 compared to $11,658,423 for the same 2012 period. This 12% decrease in net profits income is primarily the result of increased development costs ($0.8 million), decreased gas production ($0.6 million) and lower oil prices ($0.6 million), partially offset by increased oil production ($0.4 million) and higher gas prices ($0.2 million). See “Net Profits Income” below.

After considering interest income of $203 and administration expense of $323,843, distributable income for the nine months ended September 30, 2013 was $9,921,270, or $1.653545 per unit of beneficial interest. Administrative expense for the nine months ended September 30, 2013 increased $5,250 from the prior year nine-month period. For the nine months ended September 30, 2012, distributable income was $11,340,072, or $1.890012 per unit.

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

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended September 30 (a)		Increase	Nine Months Ended September 30 (a)		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)
Sales Volumes
Oil (Bbls) (b)
Underlying properties	52,610	49,011	7%	150,569	144,813	4%
Average per day	572	533	7%	552	529	4%
Net profits interests	24,422	21,797	12%	61,636	70,237	(12%)
Gas (Mcf) (b)
Underlying properties	466,967	494,084	(5%)	1,230,628	1,329,077	(7%)
Average per day	5,132	5,429	(5%)	4,508	4,851	(7%)
Net profits interests	408,904	433,141	(6%)	1,072,785	1,175,499	(9%)
Average Sales Prices
Oil (per Bbl)	$92.63	$81.86	13%	$85.67	$90.74	(6%)
Gas (per Mcf)	$6.72	$4.91	37%	$6.23	$6.09	2%
Revenues
Oil sales	$4,873,198	$4,012,023	21%	$12,899,449	$13,139,885	(2%)
Gas sales	3,138,774	2,425,653	29%	7,672,885	8,092,133	(5%)

Total Revenues	8,011,972	6,437,676	24%	20,572,334	21,232,018	(3%)

Costs
Taxes, transportation and other	1,088,750	941,308	16%	2,543,613	2,837,280	(10%)
Production expense (c)	1,302,755	1,244,444	5%	4,199,068	3,960,869	6%
Development costs	735,825	580,656	27%	2,109,070	1,068,006	97%
Excess costs (d)	42,445	(171,978)	(125%)	1,405	(171,978)	(101%)

Total Costs	3,169,775	2,594,430	22%	8,853,156	7,694,177	15%

Net Proceeds	$4,842,197	$3,843,246	26%	$11,719,178	$13,537,841	(13%)

Net Profits Income	$4,227,291	$3,320,147	27%	$10,244,910	$11,658,423	(12%)

(a)	Because of the interval between time of production and receipt of royalty income by the trust, (1) oil and gas sales for the quarter ended September 30 generally represent oil production for the period May through July and gas production for the period April through June and (2) oil and gas sales for the nine-months ended September 30 generally represent oil production for the period November through July and gas production for the period October through June.
(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. As product prices change, the trust’s share of the production volumes is impacted as the quantity of production to cover expenses in reaching the net profits break-even level changes inversely with price. As such, the underlying property production volume changes may not correlate with the trust’s net profit share of those volumes in any given period. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.
(c)	Production expense is primarily from seven working interest properties in the 75% net profits interest. Six of these properties are not operated by XTO Energy or ExxonMobil. Production expense includes an overhead charge which is deducted and retained by the operator. As of September 30, 2013, this charge was $35,947 per month (including monthly overhead charges of $5,135 which XTO Energy deducts as operator of the Hewitt Unit) and is subject to adjustment each May based on an oil and gas industry index.
(d)	See Note 5 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from third quarter 2012 to third quarter 2013 and from the first nine months of 2012 to the comparable period in 2013:

Sales Volumes

Oil

Oil sales volumes increased 7% for third quarter 2013 and 4% for the first nine months of 2013 as compared with the same 2012 periods primarily because of the timing of cash receipts, partially offset by natural production decline.

Gas

Gas sales volumes decreased 5% for third quarter 2013 and 7% for the first nine months of 2013 as compared with the same 2012 periods primarily because of the timing of cash receipts and natural production decline, partially offset by increased production from new wells and workovers.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Oil

The average oil price increased 13% to $92.63 per Bbl for the third quarter and decreased 6% to $85.67 per Bbl for the nine-month period. Oil prices are expected to remain volatile. The third quarter 2013 oil price is primarily related to production from May through July 2013, when the average NYMEX price was $98.41 per Bbl. The average NYMEX price for August and September 2013 was $106.52 per Bbl. At October 22, 2013, the average NYMEX futures price for the following twelve months was $96.67 per Bbl.

Gas

Gas prices for the third quarter increased 37% to $6.72 per Mcf and for the nine-month period increased 2% to $6.23 per Mcf. Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The third quarter 2013 gas price is primarily related to production from April through June 2013, when the average NYMEX price was $4.09 per MMBtu. The average NYMEX price for July through September 2013 was $3.58 per MMBtu. At October 22, 2013, the average NYMEX futures price for the following twelve months was $3.78 per MMBtu.

Costs

Taxes, Transportation and Other

Taxes, transportation and other increased 16% for the third quarter primarily because of increased oil and gas production taxes and other deductions related to higher oil and gas revenues. Taxes, transportation and other decreased 10% for the nine-month period primarily because of decreased oil and gas production taxes and other deductions related to lower oil and gas revenues.

Production Expense

Production expense increased 5% for the third quarter primarily because of increased power and fuel and labor costs, partially offset by decreased outside operated and field costs. Production expense increased 6% for the nine-month period primarily because of increased power and fuel, non-operated overhead and labor costs, partially offset by decreased repairs and maintenance costs.

Development Costs

Development costs increased 27% for the third quarter and 97% for the nine-month period primarily because of the timing of expenditures and increased activity and costs related to non-operated Texas and Oklahoma oil properties underlying the 75% net profits interest.

Excess Costs

Lower oil prices in January 2013 and increased costs related to the timing of cash expenditures in January and March 2013 caused costs to exceed revenues by a total of $148,300 ($111,225 net to the trust) in January and March 2013 on properties underlying the Texas working interest. XTO advised the trustee that increased costs related to the timing of cash expenditures caused costs to exceed revenues by a total of $103,563 ($77,672 net to the trust) in April 2013 on properties underlying the Texas working interest. However, these excess costs did not reduce net proceeds from the remaining conveyances. Decreased costs in February 2013 and May 2013 and increased oil prices in June 2013 led to the partial recovery of excess costs, plus accrued interest, of $210,823 ($158,117 net to the trust) on properties underlying the Texas working interest. Increased oil prices and decreased costs led to the full recovery of excess costs, plus accrued interest, of $42,445 ($31,834 net to the trust) in third quarter 2013. There were no excess costs remaining at September 30, 2013.

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

CROSS TIMBERS ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: November 12, 2013	By	/s/ BETH E. CASTEEL
Beth E. Casteel
Vice President - Upstream Business Services