Form 10-K
period 2013-12-31
CROSS TIMBERS ROYALTY TRUST
filed 2014-03-14
CIK 881787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013	Commission file number 1-10982

Cross Timbers Royalty Trust

(Exact Name of Registrant as Specified in the Cross Timbers Royalty Trust Indenture)

Texas	75-6415930
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

U.S. Trust, Bank of America Private Wealth Management Trustee P.O. Box 830650 Dallas, Texas	75283-0650
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number Including Area Code: (877) 228-5084

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units of Beneficial Interest	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐        No  ☒

The aggregate market value of the units of beneficial interest of the trust, based on the closing price on the New York Stock Exchange as of June 28, 2013 (the last business day of its most recently completed second fiscal quarter), held by non-affiliates of the registrant on that date was approximately $163 million.

At February 14, 2014, there were 6,000,000 units of beneficial interest of the trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Listed below is the only document parts of which are incorporated herein by reference and the parts of this report into which the document is incorporated:

None

CROSS TIMBER ROYALTY TRUST

2013 ANNUAL REPORT ON FORM 10-K

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

On January 9, 2014, U.S. Trust, Bank of America Private Wealth Management gave notice to unitholders that it will be resigning as trustee subject to the conditions set forth below. Bank of America, N.A. intends to nominate Southwest Bank, an independent state bank chartered under the laws of the State of Texas and headquartered in Fort Worth, Texas (“Southwest Bank”), as successor trustee at a meeting of unitholders of the trust to be called for the purpose of approving a successor trustee of the Trust. U.S. Trust, Bank of America Private Wealth Management’s resignation is conditioned on the satisfaction or waiver by U.S. Trust, Bank of America Private Wealth Management of each of the following: (i) the appointment of Southwest Bank as trustee of Sabine Royalty Trust (another royalty trust for which U.S. Trust, Bank of America Private Wealth Management currently serves as trustee); (ii) the appointment of Southwest Bank or another successor trustee as trustee of the trust and five other royalty trusts for which U.S. Trust, Bank of America Private Wealth Management currently serves as trustee and as agent under a disbursing arrangement for which it currently serves as agent; (iii) the accuracy of certain representations and warranties and performance of certain agreements made by Southwest Bank in an agreement between U.S. Trust, Bank of America Private Wealth Management and Southwest Bank; and (iv) no governmental injunction, order or other action that would prohibit Southwest Bank’s appointment, U.S. Trust, Bank of America Private Wealth Management’s resignation or the other actions described above. The effective date of U.S. Trust, Bank of America Private Wealth Management’s resignation shall be May 30, 2014, assuming all of the conditions described above have been satisfied or waived as of such date.

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

On June 25, 2010, XTO Energy became a wholly owned subsidiary of Exxon Mobil Corporation.

Under the terms of each of the five conveyances, the trust receives net profits income from the net profits interests generally on the last business day of each month. Net profits income is determined by XTO Energy by multiplying the net profit percentage (90% or 75%) times net proceeds from the underlying properties for each conveyance during the previous month. Net proceeds are the gross proceeds received from the sale of production, less “production costs,” as defined in the conveyances. For the 90% net profits interests and the 75% net profits interests, production costs generally include applicable property taxes, transportation, marketing and other charges. For the 75% net profits interests only, production costs also include capital and operating costs paid (e.g., drilling, production and other direct costs of owning and operating the property) and a monthly overhead charge that is adjusted annually. The monthly overhead charge at December 31, 2013 was $35,947 ($26,960 net to the trust). XTO Energy deducts an overhead charge as operator of the Hewitt Unit. As of December 31, 2013, monthly overhead attributable to the Hewitt Unit was $5,135 ($3,851 net to the trust). If production costs exceed gross proceeds for any conveyance, this excess is carried forward to future monthly computations of net proceeds until the excess costs (plus interest accrued as specified in the conveyances) are completely recovered. Excess production costs and related accrued interest from one conveyance cannot be used to reduce net proceeds from any other conveyance.

Costs exceeded revenues on properties underlying the Texas working interest in January 2013, March 2013, April 2013 and August 2012. There were no excess costs remaining at December 31, 2013. For further information on excess costs, see Trustee’s Discussion and Analysis of Financial Condition and Results of Operations, under Item 7.

The trust is not liable for any production costs or liabilities attributable to the underlying properties. If at any time the trust receives net profits income in excess of the amount due, the trust is not obligated to return the overpayment, but net profits income payable to the trust for the next month will be reduced by the overpayment, plus interest at the prime rate.

Approximately 20 of the underlying royalty interests in the San Juan Basin burden working interests in properties operated by XTO Energy. XTO Energy operates the Hewitt Unit which is one of the properties underlying the Oklahoma 75% net profits interests. Other than this property, XTO Energy and ExxonMobil do not operate or control any of the underlying properties or related working interests.

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

Approximately 48% of the net profits income received by the trust during 2013, as well as 54% of the estimated proved reserves of the net profits interests at December 31, 2013 (based on estimated future net cash flows using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period), is attributable to natural gas. There is generally a greater demand for gas during the winter. Otherwise, trust income is not subject to seasonal factors, nor dependent upon patents, licenses, franchises or concessions. The trust conducts no research activities.

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

Production expense and development costs are deducted in the calculation of the trust’s share of net proceeds from properties underlying the 75% net profits interests. Accordingly, higher or lower production expense and development costs, without concurrent changes in revenue, will directly decrease or increase the amount received by the trust for its 75% net profits interests. If development costs and production expense for properties underlying the 75% net profits in a particular state exceed the production proceeds from the properties (as was the case with respect to the properties underlying the Texas working interest in January 2013, March 2013, April 2013 and August 2012), the trust will not receive net proceeds for those properties until future proceeds from production in that state exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs.

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

The trust may sell the net profits interests if the holders of 80% or more of the outstanding trust units approve the sale or vote to terminate the trust. The trust will terminate if it fails to generate gross proceeds from the underlying properties of at least $1,000,000 per year over any consecutive two-year period. Sale of all of the net profits interests will terminate the trust. The net proceeds of any sale must be for cash with the proceeds promptly distributed to the trust unitholders.

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

As of December 31, 2013, the trust did not have any unresolved Securities and Exchange Commission staff comments.

Item 2.	Properties

The net profits interests are the principal asset of the trust. The trustee cannot acquire any other asset, with the exception of certain short-term investments as specified under Item 1, Business. The trustee is prohibited from selling any portion of the net profits interests unless approved by holders of at least 80% or more of the outstanding trust units or at such time as trust gross revenue is less than $1 million for two successive years.

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

The underlying properties include over 2,900 producing properties with established production histories in Texas, Oklahoma and New Mexico. The average reserve-to-production index for the underlying properties as of December 31, 2013 is approximately 12 years. This index is calculated using total proved reserves and estimated 2014 production for the underlying properties. The projected 2014 production is from proved developed producing reserves as of December 31, 2013. Based on estimated future net cash flows at 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, the proved reserves of the underlying properties are approximately 46% oil and 54% natural gas. The underlying properties also include certain nonproducing properties in Texas, Oklahoma and New Mexico that are primarily mineral interests.

Producing Acreage, Wells and Drilling

90% Net Profits Interests Underlying Royalties.    Royalty and overriding royalty properties underlying the 90% net profits interests represent 73% of the discounted future net cash flows from trust proved reserves at December 31, 2013. Approximately 70% of the discounted future net cash flows from the 90% net profits interests are from gas reserves, totaling 20.6 Bcf. Oil reserves allocated to the 90% net profits interests are primarily located in West Texas and are estimated to be 487,000 Bbls at December 31, 2013.

The underlying royalties are royalty and overriding royalty interests primarily located in mature producing oil and gas fields. The most significant producing region in which the underlying royalties are located is the San Juan Basin in northwestern New Mexico. The San Juan Basin royalties gas production accounted for approximately 71% of the trust’s gas sales volumes and 32% of the net profits income for 2013. The trust’s estimated proved gas reserves from this region totaled 16.7 Bcf at December 31, 2013, or approximately 80% of trust total gas reserves at that date. XTO Energy estimates that underlying royalties in the San Juan Basin include more than 4,849 gross (approximately 47.8 net) wells, covering almost 60,000 gross acres. Approximately half of these wells are operated by BP America Production Company or ConocoPhillips.

San Juan Basin oil and gas accumulations, inclusive of the Fruitland Coal, Picture Cliffs, Mancos, Mesaverde, and Dakota formations, have produced within the basin for over 90 years. Although these reservoirs have seen almost a century of development, numerous upside opportunities are still available to basin operators via down-spacing drilling, recompletions, lateral drilling, and lease cost optimizations. Recently, operators have moved development toward the more liquid-rich portions of the basin.

•	Reduced dry gas drilling with a shift toward horizontal drilling in the more liquids-rich areas
•	Lease optimization via compression upgrades, restimulations, and improved artificial lift
•	Basinal work to rail crude oil out of basin to improve pricing
•	Stable gas pipeline infrastructure

The underlying royalties also include royalties in the Sand Hills field of Crane County, Texas. Most of these properties are operated by major operators. The Sand Hills field was discovered in 1931 and includes production from three main intervals, the Tubb, McKnight and Judkins. Development potential for the field includes recompletions and additional infill drilling.

The underlying royalties contain approximately 178,092 gross (approximately 38,288 net) producing acres. Well counts for the underlying royalties cannot be provided because information regarding the number of wells on royalty properties is generally not made available to royalty interest owners.

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

75% Net Profits Interests Underlying Working Interest Properties.    Underlying the 75% net profits interests are working interests in seven large, predominantly oil-producing properties in Texas and Oklahoma operated primarily by established oil companies. These properties are located in mature fields undergoing secondary or tertiary recovery operations. Most of the oil produced from the 75% net profits interest properties is sour oil, which is sold at a decrement to NYMEX sweet crude oil prices. XTO Energy is the operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. With the exception of the Hewitt Unit, XTO Energy and ExxonMobil generally have little influence or control over operations on any of these properties.

Proved reserves from the 75% net profits interests are almost entirely oil, estimated to be approximately 513,000 Bbls at year-end 2013. Proved reserves from these interests represent 27% of the discounted future net cash flows of the trust’s proved reserves at December 31, 2013.

The underlying working interest properties are detailed below:

			Ownership of XTO Energy
Unit	County/State	Operator	Working Interest	Revenue Interest
North Cowden	Ector/Texas	Occidental Permian, Ltd.	1.7%	1.5%
North Central Levelland	Hockley/Texas	Apache Corporation	3.2%	2.6%
Penwell	Ector/Texas	Merit Energy Corporation	5.2%	4.6%
Sharon Ridge Canyon	Borden/Texas	Occidental Permian, Ltd.	4.3%	2.8%
Hewitt	Carter/Oklahoma	XTO Energy Inc.	11.3%	9.9%
Wildcat Jim Penn	Carter/Oklahoma	Citation Oil and Gas Corporation	8.6%	7.5%
South Graham Deese	Carter/Oklahoma	Linn Energy, LLC	9.2%	8.7%

The underlying working interest properties consist of 3,823 net producing acres. As of December 31, 2013, there were 1,438 gross (67.1 net) productive oil wells and 2 gross (0.0 net) wells in process of drilling on these properties. There were 11 gross (1.0 net) wells drilled in 2013, 24 gross (1.7 net) wells drilled in 2012 and 8 gross (0.3 net) wells drilled in 2011.

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

Total 2013 development costs were $3,481,306, up 134% from 2012 development costs of $1,490,054. Development costs were higher in 2013 because of increased development activity and costs and the timing of cash expenditures related to non-operated Texas and Oklahoma oil properties underlying the 75% net profits interest. January and February 2014 development costs totaled approximately $602,000, primarily incurred in fourth quarter 2013.

As reported to XTO Energy by unit operators in February of each year, budgeted development costs were $2.9 million for 2013 and $2.4 million for 2012. Actual development costs often differ from amounts budgeted because of changes in product prices and other factors that may affect the timing or selection of projects. Also, costs are deducted in the calculation of trust net profits income several months after they are incurred by the operator. Unit operators have reported total budgeted costs, net to the underlying properties, of approximately $2.4 million for 2014 and $3.6 million for 2015.

Costs exceeded revenues on properties underlying the Texas working interest in January 2013, March 2013, April 2013 and August 2012. There were no excess costs remaining at December 31, 2013. For information regarding the effect of excess costs on trust net profits income, see Trustee’s Discussion and Analysis of Financial Condition and Results of Operations, under Item 7.

Estimated Proved Reserves and Future Net Cash Flows

The following are proved reserves of the underlying properties, as estimated by independent engineers, and proved reserves and future net cash flows from proved reserves of the net profits interests, based on an allocation of these reserves, at December 31, 2013:

	Underlying Properties		Net Profits Interests
	Proved Reserves(a)		Proved Reserves(a)(b)		Future Net Cash Flows from Proved Reserves(a)(c)
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
(in thousands)					Undiscounted	Discounted
90% Net Profits Interests
San Juan Basin	23	18,518	21	16,666	$74,160	$35,492
Other New Mexico	33	103	30	79	3,138	1,575
Texas	441	2,881	397	2,592	50,838	26,333
Oklahoma	44	1,458	39	1,219	8,038	4,294

Total	541	22,960	487	20,556	136,174	67,694

75% Net Profits Interests
Texas	606	351	142	82	12,852	7,784
Oklahoma	1,155	261	371	84	31,199	17,116

Total	1,761	612	513	166	44,051	24,900

TOTAL	2,302	23,572	1,000	20,722	$180,225	$92,594

(a)	Based on 12-month average oil price of $91.03 per Bbl and $5.15 per Mcf for gas, based on the first-day-of-the-month price for each month in the period. Discounted estimated future net cash flows from proved reserves increased 9% from year-end 2012 to 2013, primarily because of a 4% increase in oil prices and a 21% increase in natural gas prices.

(b)	Since the trust has defined net profits interests, the trust does not own a specific percentage of the oil and gas reserves. Because trust reserve quantities are determined using an allocation formula, any fluctuations in actual or assumed prices or costs will result in revisions to the estimated reserve quantities allocated to the net profits interests.

(c)	Before income taxes since future net cash flows are not subject to taxation at the trust level. Future net cash flows are discounted at an annual rate of 10%.

Proved reserves consist of the following:

	Underlying Properties		Net Profits Interests
	Proved Reserves		Proved Reserves
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Proved developed reserves	2,302	23,572	1,000	20,722
Proved undeveloped reserves	—	—	—	—

Total proved reserves	2,302	23,572	1,000	20,722

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

The XTO Energy reserve engineering group reviews reserve estimates with our third-party petroleum consultants, Miller and Lents, Ltd., independent petroleum engineers. Miller and Lents, Ltd. estimated oil and gas reserves attributable to the underlying properties as of December 31, 2013, 2012, 2011 and 2010. Miller and Lents’ primary technical person responsible for calculating the trust’s reserves has more than 30 years of experience as a reserve engineer. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

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

	90% Net Profits Interests			75% Net Profits Interests			Total
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Production

Underlying Properties
Oil—Sales (Bbls)	67,989	60,551	67,651	140,358	137,258	128,444	208,347	197,809	196,095
Average per day (Bbls)	186	165	185	385	375	352	571	540	537
Gas—Sales (Mcf)	1,586,334	1,840,464	1,840,374	54,881	31,737	31,280	1,641,215	1,872,201	1,871,654
Average per day (Mcf)	4,346	5,028	5,042	150	87	86	4,496	5,115	5,128
Net Profits Interests
Oil—Sales (Bbls)	59,208	52,851	56,922	26,573	38,740	49,474	85,781	91,591	106,396
Average per day (Bbls)	162	144	156	73	106	135	235	250	291
Gas—Sales (Mcf)	1,416,801	1,645,291	1,631,963	10,321	7,620	11,656	1,427,122	1,652,911	1,643,619
Average per day (Mcf)	3,882	4,495	4,471	28	21	32	3,910	4,516	4,503

Average Sales Price
Oil (per Bbl)	$90.41	$91.30	$87.40	$89.49	$88.76	$86.52	$89.79	$89.54	$86.82
Gas (per Mcf)	$6.34	$5.80	$7.36	$5.73	$6.56	$7.84	$6.32	$5.81	$7.37

Oil and gas production by conveyance attributable to the underlying properties for each of the three years ended December 31 were as follows:

	Underlying Gas Production (Mcf)
Conveyance	2013	2012	2011
New Mexico royalty interest	1,130,420	1,410,820	1,368,989
Oklahoma royalty interest	216,679	189,845	212,711
Texas royalty interest	239,235	239,799	258,674
Texas working interest	16,792	11,043	19,248
Oklahoma working interest	38,089	20,694	12,032

Total	1,641,215	1,872,201	1,871,654

	Underlying Oil Production (Bbls)
Conveyance	2013	2012	2011
New Mexico royalty interest	4,496	4,781	7,188
Oklahoma royalty interest	9,518	6,993	7,807
Texas royalty interest	53,975	48,777	52,656
Texas working interest	54,261	55,803	56,164
Oklahoma working interest	86,097	81,455	72,280

Total	208,347	197,809	196,095

Nonproducing Acreage

The underlying nonproducing royalties contain approximately 353,000 gross (approximately 25,000 net) acres in Texas, Oklahoma and New Mexico which were nonproducing at the date of the trust’s creation. The trust is entitled to 10% of oil and gas production attributable to the underlying mineral interests, but is not entitled to delay rental payments or lease bonuses. There has been no significant development of such nonproducing acreage since the trust’s creation.

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

Because the trust is a grantor trust for federal tax purposes, each unitholder is taxed directly on his proportionate share of income, deductions and credits of the trust consistent with each such unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the trust. The income of the trust consists primarily of a specified share of the net profits from the sale of oil and natural gas produced from the underlying properties. During 2013, the trust incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the trust.

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

Pursuant to the Foreign Account Tax Compliance Act (commonly referred to as “FATCA”), distributions from the trust to “foreign financial institutions” and certain other “non-financial foreign entities” may be subject to U.S. withholding taxes. Specifically, certain “withholdable payments” (including certain royalties, interest and other gains or income from U.S. sources) made to a foreign financial institution or non-financial foreign entity will generally be subject to the withholding tax unless the foreign financial institution or non-financial foreign entity complies with certain information reporting, withholding, identification, certification and related requirements imposed by FATCA. Foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States governing FATCA may be subject to different rules.

The Treasury Department recently issued guidance providing that the FATCA withholding rules described above generally will only apply to qualifying payments made after June 30, 2014. Foreign unitholders are encouraged to consult their own tax advisors regarding the possible implications of these withholding provisions on their investment in trust units.

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

Units of Beneficial Interest

The units of beneficial interest in the trust are listed and traded on the New York Stock Exchange under the symbol “CRT.” The following are the high and low unit sales prices and total cash distributions per unit paid by the trust during each quarter of 2013 and 2012:

	Sales Price		Distributions per Unit
Quarter	High	Low
2013
First	$31.92	$26.07	$0.443246
Second	30.75	25.15	0.516205
Third	30.45	26.61	0.694094
Fourth	31.49	28.27	0.661054

			$2.314599

2012
First	$50.00	$40.71	$0.708204
Second	42.26	31.78	0.637207
Third	39.97	30.17	0.544601
Fourth	32.43	23.60	0.591586

			$2.481598

At December 31, 2013, there were 6,000,000 units outstanding and approximately 269 unitholders of record; 5,841,604 of these units were held by depository institutions.

The trust has no equity compensation plans, nor has it purchased any units during the period covered by this report.

Item 6.	Selected Financial Data

	Year Ended December 31
	2013	2012	2011	2010	2009
Net Profits Income	$14,290,356	$15,283,504	$18,381,657	$17,142,087	$11,742,545
Distributable Income	13,887,594	14,889,588	17,956,494	16,725,324	11,316,138
Distributable Income per Unit	2.314599	2.481598	2.992749	2.787554	1.886023
Distributions per Unit	2.314599	2.481598	2.992749	2.787554	1.886023
Total Assets at Year-End	12,935,109	13,840,567	14,629,000	15,935,049	17,256,102

Item 7.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Calculation of Net Profits Income

The following is a summary of the calculation of net profits income received by the trust:

	Year Ended December 31(a)			Quarter Ended December 31(a)
	2013	2012	2011	2013	2012
Sales Volumes
Oil (Bbls)(b)
Underlying properties	208,347	197,809	196,095	57,778	52,996
Average per day	571	540	537	628	576
Net profits interests	85,781	91,591	106,396	24,145	21,354
Gas (Mcf)(b)
Underlying properties	1,641,215	1,872,201	1,871,654	410,587	543,124
Average per day	4,496	5,115	5,128	4,463	5,904
Net profits interests	1,427,122	1,652,911	1,643,619	354,337	477,412
Average Sales Price
Oil (per Bbl)	$89.79	$89.54	$86.82	$100.52	$86.27
Gas (per Mcf)	$6.32	$5.81	$7.37	$6.59	$5.14
Revenues
Oil sales	$18,707,290	$17,711,536	$17,025,533	$5,807,841	$4,571,651
Gas sales	10,379,310	10,884,489	13,785,133	2,706,425	2,792,356

Total Revenues	29,086,600	28,596,025	30,810,666	8,514,266	7,364,007

Costs
Taxes, transportationand other	3,620,061	3,959,586	4,259,521	1,076,448	1,122,306
Production expense(c)	5,583,624	5,436,677	4,580,205	1,384,556	1,475,808
Development costs	3,481,306	1,490,054	623,384	1,372,236	422,048
Excess costs(d)	1,405	1,183	—	—	173,161

Total Costs	12,686,396	10,887,500	9,463,110	3,833,240	3,193,323

Net Proceeds	$16,400,204	$17,708,525	$21,347,556	$4,681,026	$4,170,684

Net Profits Income	$14,290,356	$15,283,504	$18,381,657	$4,045,446	$3,625,081

(a)	Because of the interval between time of production and receipt of net profits income by the trust, oil and gas sales for the year ended December 31 generally relate to oil production from November through October and gas production from October through September, while oil and gas sales for the quarter ended December 31 generally relate to oil production from August through October and gas production from July through September.

(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. As product prices change, the trust’s share of the production volumes is impacted as the quantity of production to cover expenses in reaching the net profits break-even level changes inversely with price. As such, the underlying property production volume changes may not correlate with the trust’s net profit share of those volumes in any given period. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)	Production expense is primarily from seven working interest properties in the 75% net profits interest. Six of these properties are not operated by XTO Energy or ExxonMobil. Production expense includes an overhead charge which is deducted and retained by the operator. As of December 31, 2013, this charge was $35,947 per month (including a monthly overhead charge of $5,135 which XTO Energy deducts as operator of the Hewitt Unit) and is subject to adjustment each May based on an oil and gas industry index.

(d)	See Note 7 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

Results of Operations

Years Ended December 31, 2013, 2012 and 2011

Net profits income for 2013 was $14,290,356 as compared with $15,283,504 for 2012 and $18,381,657 for 2011. The 6% decrease in net profits income from 2012 to 2013 was primarily because of higher development costs ($1.5 million) and decreased gas production ($1.3 million), partially offset by higher gas prices ($0.9 million) and increased oil production ($0.8 million). The 17% decrease in net profits income from 2011 to 2012 was primarily because of lower gas prices ($2.6 million), higher development costs ($0.7 million) and increased production expenses ($0.6 million), partially offset by higher oil prices ($0.5 million). During 2013, 2012 and 2011, 48%, 49% and 52%, respectively, of net profits income was derived from gas sales.

Trust administration expense was $403,043 in 2013 as compared to $394,225 in 2012 and $425,539 in 2011. Interest income was $281 in 2013, $309 in 2012 and $376 in 2011. Changes in interest income are attributable to fluctuations in net profits income and interest rates.

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil production and three months after gas production. Net profits income is generally affected by three major factors:

•	oil and gas sales volumes,
•	oil and gas sales prices, and
•	costs deducted in the calculation of net profits income.

Volumes

Oil.     Underlying oil sales volumes increased 5% from 2012 to 2013 compared to a 1% increase from 2011 to 2012. Oil sales volumes in 2013 increased from 2012 primarily because of the timing of cash receipts and increased production from new wells and workovers, partially offset by natural production decline. Oil sales volumes in 2012 increased from 2011 primarily because of the timing of cash receipts, partially offset by natural production decline.

Gas.     Underlying gas sales volumes decreased 12% from 2012 to 2013 compared to remaining relatively flat from 2011 to 2012. Gas sales volumes in 2013 decreased from 2012 primarily because of the timing of cash receipts and natural production decline, partially offset by increased production from new wells and workovers. Gas sales volumes in 2012 remained relatively flat compared to 2011 as the timing of cash receipts was offset by natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Prices

Oil.     The average oil price for 2013 was $89.79 per Bbl, remaining relatively flat from the 2012 average oil price of $89.54, which was 3% higher than the 2011 average price of $86.82. Oil prices are expected to remain volatile. The average NYMEX price for November 2013 through January 2014 was $95.58 per Bbl. At February 18, 2014, the average NYMEX oil price for the following 12 months was $97.99 per Bbl.

Gas.     The 2013 average gas price was $6.32 per Mcf, a 9% increase from the 2012 average gas price of $5.81, which was 21% lower than the 2011 average price of $7.37. Natural gas prices are affected by natural gas liquids prices, the level of North American production, weather, crude oil prices, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The average NYMEX price for fourth quarter 2013 was $3.60 per MMBtu. At February 18, 2014, the average NYMEX gas price for the following 12 months was $4.81 per MMBtu.

Costs

Because properties underlying the 90% net profits interests are royalty and overriding royalty interests, the calculation of net profits income from these interests only includes deductions for production and property taxes, legal costs, and marketing and transportation charges. In addition to these costs, the calculation of net profits income from the 75% net profits interests includes deductions for production expense and development costs since the related underlying properties are working interests. Net profits income is calculated monthly for each of the five conveyances under which the net profits interests were conveyed to the trust. If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from other conveyances. Costs have never exceeded revenues from 90% net profits interests, nor are they expected to in the future. Lower oil prices in January 2013 and increased costs related to the timing of cash expenditures in January and March 2013 caused costs to exceed revenues by a total of $148,300 ($111,225 net to the trust) in January and March 2013 on properties underlying the Texas working interest. XTO advised the trustee that increased costs related to the timing of cash expenditures caused costs to exceed revenues by a total of $103,563 ($77,672 net to the trust) in April 2013 on properties underlying the Texas working interest. However, these excess costs did not reduce net proceeds from the remaining conveyances. Decreased costs in February 2013 and May 2013 and increased oil prices in June 2013 led to the partial recovery of excess costs, plus accrued interest, of $210,823 ($158,117 net to the trust) on properties underlying the Texas working interest. Increased oil prices and decreased costs led to the full recovery of excess costs, plus accrued interest, of $42,445 ($31,834 net to the trust) in third quarter 2013. Lower oil prices and increased production expenses related to the timing of cash disbursements caused costs to exceed revenues by a total of $218,168 ($163,626 net to the trust) on properties underlying the Texas working interest in August 2012. However, these excess costs did not reduce net proceeds from the remaining conveyances. XTO Energy advised the trustee that increased oil prices and decreased production expenses led to the partial recovery of excess costs, plus accrued interest, of $46,190 ($34,643 net to the trust) in September 2012 and the full recovery of excess costs, plus accrued interest, of $173,161 ($129,871 net to the trust) in October 2012. There were no excess costs remaining at December 31, 2013.

Total costs deducted in the calculation of net profits income were $12.7 million in 2013, $10.9 million in 2012 and $9.5 million in 2011. The 17% increase in costs from 2012 to 2013 is attributable to higher development costs related to increased development activity and costs and the timing of expenditures on non-operated Texas and Oklahoma oil properties underlying the 75% net profits interest. The 15% increase in costs from 2011 to 2012 is attributable to higher development costs and increased production expenses related to increased outside operated and repairs and maintenance costs.

Unit operators of the properties underlying the 75% net profits interests have reported total budgeted development costs, net to the underlying properties, of approximately $2.4 million for 2014 and $3.6 million for 2015, as compared to budgeted development costs of $2.9 million and actual development costs of $3.5 million for 2013. Actual development costs often differ from amounts budgeted because of changes in product prices and other factors that may affect the timing or selection of projects.

Fourth Quarter 2013 and 2012

During the quarter ended December 31, 2013, the trust received net profits income totaling $4,045,446, compared with fourth quarter 2012 net profits income of $3,625,081. This 12% increase is primarily attributable to higher oil and gas prices ($1.3 million), increased oil production ($0.4 million) and the recovery of excess costs in October 2012 ($0.1 million), partially offset by decreased gas production ($0.8 million) and higher development costs ($0.7 million).

Administration expense was $79,200 and trust interest income was $78, resulting in fourth quarter 2013 distributable income of $3,966,324, or $0.661054 per unit. Distributable income for fourth quarter 2012 was $3,549,516, or $0.591586 per unit. Distributions to unitholders for the quarter ended December 31, 2013 were:

Record Date	Payment Date	Per Unit
October 31, 2013	November 15, 2013	$0.246114
November 29, 2013	December 13, 2013	0.224370
December 31, 2013	January 15, 2014	0.190570

		$0.661054

Volumes

Fourth quarter 2013 underlying oil sales volumes were 57,778 Bbls, or 9% higher than 2012 levels and underlying gas sales volumes were 410,587 Mcf, or 24% lower than 2012 levels. Oil sales volumes increased in 2013 primarily because of the timing of cash receipts and increased production from new wells and workovers, partially offset by natural production decline. Gas sales volumes decreased in 2013 primarily because of the timing of cash receipts and natural production decline.

Prices

The average fourth quarter 2013 oil price was $100.52 per Bbl, 17% higher than the fourth quarter 2012 average price of $86.27. The average fourth quarter 2013 gas price was $6.59 per Mcf, 28% higher than the fourth quarter 2012 average price of $5.14. For further information about oil and gas prices, see “Years Ended December 31, 2013, 2012 and 2011 – Prices” above.

Costs

Costs deducted in the calculation of fourth quarter 2013 net profits income increased $639,917, or 20%, from fourth quarter 2012. This increase was primarily related to higher development costs, partially offset by the recovery of excess costs in October 2012. For further information about excess costs, see “Years Ended December 31, 2013, 2012 and 2011 – Costs” above.

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

Contractual Obligations

As shown below, the trust had no obligations and commitments to make future contractual payments as of December 31, 2013, other than the December distribution payable to unitholders in January 2014, as shown in the statement of assets, liabilities and trust corpus.

	Payments due by Period
	Total	Less than 1 Year	1 -3 Years	3 -5 Years	More than 5 Years
Distribution payable to unitholders	$1,143,420	$1,143,420	$—	$—	$—

Related Party Transactions

The underlying properties are currently owned by XTO Energy. XTO Energy deducts an overhead charge from monthly net proceeds as reimbursement for costs associated with monitoring the 75% net profits interests. As of December 31, 2013, this monthly charge was $35,947 ($26,960 net to the trust). Included in this monthly overhead charge is a charge XTO Energy deducts as operator of the Hewitt Unit. As of December 31, 2013, monthly overhead attributable to the Hewitt Unit was $5,135 ($3,851 net to the trust). These overhead charges are subject to annual adjustment based on an oil and gas industry index. For further information regarding the trust’s relationship with XTO Energy, see Note 5 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

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

The standardized measure of discounted future net cash flows and changes in such cash flows, as reported in Note 8 to Financial Statements under Item 8, Financial Statements and Supplementary Data, is prepared using assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission. Such assumptions include using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, and year end costs for estimated future development and production expenditures. Discounted future net cash flows are calculated using a 10% rate. Changes in any of these assumptions, including consideration of other factors, could have a significant impact on the standardized measure. Accordingly, the standardized measure does not represent XTO Energy’s or the trustee’s estimated current market value of proved reserves.

Forward-Looking Statements

Certain information included in this annual report and other materials filed, or to be filed, by the trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements may concern, among other things, development activities, future development plans, increased density drilling, reserve-to-production ratios, future net cash flows, maintenance projects, development, production and other costs, oil and gas prices, pricing differentials, proved reserves, production levels, litigation, regulatory matters, competition, and the satisfaction or waiver of conditions to the trustee’s resignation. Such forward-looking statements are based on XTO Energy’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “expects,” “intends,” “plans,” “projects,” “anticipates,” “predicts,” “believes,” “goals,” “estimates,” “should,” “could,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. Some of the risk factors that could cause actual results to differ materially are explained in Item 1A, Risk Factors.

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

CROSS TIMBERS ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31
	2013	2012
Assets
Cash and short-term investments	$1,143,391	$1,307,815
Interest to be received	29	23
Net profits interests in oil and gas properties—net (Notes 1 and 2)	11,791,689	12,532,729

	$12,935,109	$13,840,567

Liabilities and Trust Corpus
Distribution payable to unitholders	$1,143,420	$1,307,838
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	11,791,689	12,532,729

	$12,935,109	$13,840,567

STATEMENTS OF DISTRIBUTABLE INCOME

	Year Ended December 31
	2013	2012	2011
Net profits income	$14,290,356	$15,283,504	$18,381,657
Interest income	281	309	376

Total income	14,290,637	15,283,813	18,382,033
Administration expense	403,043	394,225	425,539

Distributable income	$13,887,594	$14,889,588	$17,956,494

Distributable income per unit (6,000,000 units)	$2.314599	$2.481598	$2.992749

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year Ended December 31
	2013	2012	2011
Trust corpus, beginning of year	$12,532,729	$13,415,740	$14,521,347
Amortization of net profits interests	(741,040)	(883,011)	(1,105,607)
Distributable income	13,887,594	14,889,588	17,956,494
Distributions declared	(13,887,594)	(14,889,588)	(17,956,494)

Trust corpus, end of year	$11,791,689	$12,532,729	$13,415,740

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

Bank of America, N.A. is the trustee of the trust. In 2007 the Bank of America private wealth management group officially became known as “U.S. Trust, Bank of America Private Wealth Management.” The legal entity that serves as the trustee of the trust did not change, and references in this Annual Report to U.S. Trust, Bank of America Private Wealth Management shall describe the legal entity Bank of America, N.A. The trust indenture provides, among other provisions, that:

•	the trust may not engage in any business activity or acquire any assets other than the net profits interests and specific short-term cash investments;

•	the trust may not dispose of all or part of the net profits interests unless approved by holders of 80% or more of the outstanding trust units, or upon trust termination, and any sale must be for cash with the proceeds promptly distributed to the unitholders on the next declared distribution;

•	the trustee may establish a cash reserve for payment of any liability that is contingent or not currently payable;

•	the trustee may borrow funds required to pay trust liabilities if fully repaid prior to further distributions to unitholders;

•	the trustee will make monthly cash distributions to unitholders (Note 3); and

•	the trust will terminate upon the first occurrence of:

•	disposition of all net profits interests pursuant to terms of the trust indenture,

•	gross revenue of the trust is less than $1 million per year for two successive years, or

•	a vote of holders of 80% or more of the outstanding trust units to terminate the trust in accordance with provisions of the trust indenture.

On January 9, 2014, U.S. Trust, Bank of America Private Wealth Management gave notice to unitholders that it will be resigning as trustee subject to the conditions set forth below. Bank of America, N.A. intends to nominate Southwest Bank, an independent state bank chartered under the laws of the State of Texas and headquartered in Fort Worth, Texas (“Southwest Bank”), as successor trustee at a meeting of unitholders of the trust to be called for the purpose of approving a successor trustee of the Trust. U.S. Trust, Bank of America Private Wealth Management’s resignation is conditioned on the satisfaction or waiver by U.S. Trust, Bank of America Private Wealth Management of each of the following: (i) the appointment of Southwest Bank as trustee of Sabine Royalty Trust (another royalty trust for which U.S. Trust, Bank of America Private Wealth Management currently serves as trustee); (ii) the appointment of Southwest Bank or another successor trustee as trustee of the trust and five other royalty trusts for which U.S. Trust, Bank of America Private Wealth Management currently serves as trustee and as agent under a disbursing arrangement for which it currently serves as agent; (iii) the accuracy of certain representations and warranties and performance of

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

certain agreements made by Southwest Bank in an agreement between U.S. Trust, Bank of America Private Wealth Management and Southwest Bank; and (iv) no governmental injunction, order or other action that would prohibit Southwest Bank’s appointment, U.S. Trust, Bank of America Private Wealth Management’s resignation or the other actions described above. The effective date of U.S. Trust, Bank of America Private Wealth Management’s resignation shall be May 30, 2014, assuming all of the conditions described above have been satisfied or waived as of such date.

2. Basis of Accounting

The financial statements of the trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with U.S. generally accepted accounting principles:

•	Net profits income is recorded in the month received by the trustee (Note 3).

•	Interest income, interest to be received and distribution payable to unitholders include interest to be earned on net profits income from the monthly record date (last business day of the month) through the date of the next distribution.

•	Trust expenses are recorded based on liabilities paid and cash reserves established by the trustee for liabilities and contingencies.

•	Distributions to unitholders are recorded when declared by the trustee (Note 3).

•	The trustee routinely reviews the trust’s net profits interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the trust’s net profits interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the net profits interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of December 31, 2013.

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

The initial carrying value of the net profits interests of $61,100,449 was XTO Energy’s historical net book value of the interests on February 12, 1991, the date of the transfer to the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $49,308,760 as of December 31, 2013 and $48,567,720 as of December 31, 2012.

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

XTO Energy, as owner of the underlying properties, computes net profits income separately for each of the five conveyances. If costs exceed gross proceeds for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from the other conveyances (Note 7).

4. Income Taxes

For federal income tax purposes, the trust constitutes a fixed investment trust that is taxed as a grantor trust. A grantor trust is not subject to tax at the trust level. Accordingly, no provision for income taxes has been made in the financial statements. The unitholders are considered to own the trust’s income and principal as though no trust were in existence. The income of the trust is deemed to have been received or accrued by each unitholder at the time such income is received or accrued by the trust and not when distributed by the trust.

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

Each unitholder should consult his or her own tax advisor regarding income tax requirements, if any, applicable to such person’s ownership of trust units.

5. XTO Energy Inc.

The underlying properties include approximately 20 overriding royalty interests in New Mexico that burden working interests owned and operated by XTO Energy. These working interests were purchased by XTO Energy after the net profits interests were conveyed to the trust. XTO Energy operates the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. Other than this property, XTO Energy and ExxonMobil do not operate or control any of the underlying properties or related working interests.

In computing net profits income for the 75% net profits interests (Note 3), XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This charge at December 31, 2013 was $35,947 per month, or $431,364 annually (net to the trust of $323,523 annually). Included in this monthly overhead charge is a charge XTO Energy deducts as operator of the Hewitt Unit. As of December 31, 2013, overhead attributable to the Hewitt Unit was $5,135 per month, or $61,620 annually (net to the trust of $46,215 annually). These overhead charges are subject to an annual adjustment based on an oil and gas industry index.

On June 25, 2010, XTO Energy became a wholly owned subsidiary of Exxon Mobil Corporation.

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

6. Contingencies

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

7. Excess Costs

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

Lower oil prices and increased production expenses related to the timing of cash disbursements caused costs to exceed revenues by a total of $218,168 ($163,626 net to the trust) on properties underlying the Texas working interest in August 2012. However, these excess costs did not reduce net proceeds from the remaining conveyances. XTO Energy advised the trustee that increased oil prices and decreased production expenses led to the partial recovery of excess costs, plus accrued interest, of $46,190 ($34,643 net to the trust) in September 2012 and the full recovery of excess costs, plus accrued interest, of $173,161 ($129,871 net to the trust) in October 2012. There were no excess costs remaining at December 31, 2013.

8. Supplemental Oil and Gas Reserve Information (Unaudited)

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

Oil prices used to determine the standardized measure were based on average realized oil prices of $91.03 per Bbl in 2013, $87.77 per Bbl in 2012, and $90.05 per Bbl in 2011 and $73.20 per Bbl in 2010. The weighted average realized gas prices used to determine the standardized measure were $5.15 per Mcf in 2013, $4.24 per Mcf in 2012, and $6.24 per Mcf in 2011 and $5.42 per Mcf in 2010.

Proved Reserves

	Net Profits Interests						Underlying Properties
	90% Net Profits Interests		75% Net Profits Interests		Total
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Balance, December 31, 2010	503	24,766	561	151	1,064	24,917	2,304	28,072
Extensions, additions and discoveries	7	324	—	—	7	324	8	360
Revisions of prior estimates	52	984	94	38	146	1,022	171	1,180
Production	(57)	(1,632)	(49)	(12)	(106)	(1,644)	(196)	(1,872)

Balance, December 31, 2011	505	24,442	606	177	1,111	24,619	2,287	27,740
Extensions, additions and discoveries	14	364	—	—	14	364	15	406
Revisions of prior estimates	22	(1,219)	(61)	(11)	(39)	(1,230)	131	(1,259)
Production	(53)	(1,645)	(39)	(8)	(92)	(1,653)	(198)	(1,872)

Balance, December 31, 2012	488	21,942	506	158	994	22,100	2,235	25,015

Extensions, additions and discoveries	30	321	—	—	30	321	33	357
Revisions of prior estimates	28	(290)	34	18	62	(272)	242	(159)
Production	(59)	(1,417)	(27)	(10)	(86)	(1,427)	(208)	(1,641)

Balance, December 31, 2013	487	20,556	513	166	1,000	20,722	2,302	23,572

Extensions, additions and discoveries of proved gas reserves are primarily because of development in the San Juan Basin. Revisions of prior estimates are primarily related to changes in prices and costs.

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Proved Developed Reserves

	Net Profits Interests						Underlying Properties
	90% Net Profits Interests		75% Net Profits Interests		Total
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
December 31, 2010	503	24,766	561	151	1,064	24,917	2,304	28,072

December 31, 2011	505	24,442	606	177	1,111	24,619	2,287	27,740

December 31, 2012	488	21,942	506	158	994	22,100	2,235	25,015

December 31, 2013	487	20,556	513	166	1,000	20,722	2,302	23,572

Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	90% Net Profits Interests			75% Net Profits Interests			Total
	December 31			December 31			December 31
(in thousands)	2013	2012	2011	2013	2012	2011	2013	2012	2011
Net Profits Interests
Future cash inflows	$149,640	$135,561	$197,287	$47,604	$45,016	$55,876	$197,244	$180,577	$253,163
Future production taxes	(13,466)	(12,125)	(17,604)	(3,553)	(3,381)	(4,124)	(17,019)	(15,506)	(21,728)

Future net cash flows	136,174	123,436	179,683	44,051	41,635	51,752	180,225	165,071	231,435
10% discount factor	(68,480)	(61,967)	(92,805)	(19,151)	(18,172)	(24,116)	(87,631)	(80,139)	(116,921)

Standardized measure	$67,694	$61,469	$86,878	$24,900	$23,463	$27,636	$92,594	$84,932	$114,514

Underlying Properties
Future cash inflows							$330,927	$302,147	$378,980
Future production costs							(120,887)	(109,482)	(110,330)

Future net cash flows							210,040	192,665	268,650
10% discount factor							(101,624)	(93,082)	(135,271)

Standardized measure							$108,416	$99,583	$133,379

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	90% Net Profits Interests			75% Net Profits Interests			Total
(in thousands)	2013	2012	2011	2013	2012	2011	2013	2012	2011
Net Profits Interests
Standardized measure, January 1	$61,469	$86,878	$77,147	$23,463	$27,636	$20,976	$84,932	$114,514	$98,123
Extensions, additions and discoveries	1,997	1,361	1,210	—	—	—	1,997	1,361	1,210
Accretion of discount	5,202	7,315	6,506	2,063	2,413	1,830	7,265	9,728	8,336
Revisions of prior estimates, changes in price and other	10,967	(22,072)	16,241	1,723	(3,315)	8,986	12,690	(25,387)	25,227
Net profits income	(11,941)	(12,013)	(14,226)	(2,349)	(3,271)	(4,156)	(14,290)	(15,284)	(18,382)

Standardized measure, December 31	$67,694	$61,469	$86,878	$24,900	$23,463	$27,636	$92,594	$84,932	$114,514

Underlying Properties
Standardized measure, January 1							$99,583	$133,379	$113,687

Revisions:
Prices and costs							12,803	(29,822)	24,845
Quantity estimates							5,170	2,363	5,807
Accretion of discount							8,530	11,346	9,669
Future development costs							(3,481)	(1,490)	(623)
Other							(5)	5	(2)

Net revisions							23,017	(17,598)	39,696
Extensions, additions and discoveries							2,218	1,512	1,344
Production							(19,883)	(19,200)	(21,971)
Development costs							3,481	1,490	623

Net change							8,833	(33,796)	19,692

Standardized measure, December 31							$108,416	$99,583	$133,379

9. Quarterly Financial Data (Unaudited)

The following is a summary of net profits income, distributable income and distributable income per unit by quarter for 2013 and 2012:

	Net Profits Income	Distributable Income	Distributable Income per Unit
2013
First Quarter	$2,792,598	$2,659,476	$0.443246
Second Quarter	3,225,021	3,097,230	0.516205
Third Quarter	4,227,291	4,164,564	0.694094
Fourth Quarter	4,045,446	3,966,324	0.661054

	$14,290,356	$13,887,594	$2.314599

2012
First Quarter	$4,376,980	$4,249,224	$0.708204
Second Quarter	3,961,296	3,823,242	0.637207
Third Quarter	3,320,147	3,267,606	0.544601
Fourth Quarter	3,625,081	3,549,516	0.591586

	$15,283,504	$14,889,588	$2.481598

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of Cross Timbers Royalty Trust and

Bank of America, N.A., Trustee

We have audited the accompanying statements of assets, liabilities and trust corpus of Cross Timbers Royalty Trust (the “Trust”) as of December 31, 2013 and 2012, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2013. We also have audited the Trust’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Trustee’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust at December 31, 2013 and 2012, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2013, on the basis of accounting described in Note 2. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by COSO.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 14, 2014

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

Trustee’s Report on Internal Control Over Financial Reporting

The trustee, Bank of America, N.A., also known as U.S. Trust, Bank of America Private Wealth Management, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The trustee conducted an evaluation of the effectiveness of the trust’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the trustee’s evaluation under the framework in Internal Control — Integrated Framework (1992), the trustee concluded that the trust’s internal control over financial reporting was effective as of December 31, 2013. The effectiveness of the trust’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report under Item 8, Financial Statements and Supplementary Data.

Changes in Internal Control Over Financial Reporting

There were no changes in the trust’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the trust’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Section 16(a) of the Securities Exchange Act of 1934 requires that directors, officers, and beneficial owners of more than 10% of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. To the trustee’s knowledge, based solely on the information furnished to the trustee, the trustee is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the trust units of beneficial interest during and for the year ended December 31, 2013.

Because the trust has no employees, it does not have a code of ethics. Employees of the trustee, U.S. Trust, Bank of America Private Wealth Management, must comply with the bank’s code of ethics, a copy of which will be provided to unitholders, without charge, upon request by appointment at Bank of America Plaza, 17th Floor, 901 Main Street, Dallas, Texas 75202.

Item 11.	Executive Compensation

The trustee received the following annual compensation from 2011 through 2013 as specified in the trust indenture:

Name and Principal Position	Year	Other Annual Compensation(1)
U.S. Trust, Bank of America	2013	$25,595
Private Wealth Management, Trustee	2012	16,192
	2011	16,901

(1)	Under the trust indenture, the trustee is entitled to an administrative fee of: (i) 1/20 of 1% of the first $100 million of the annual gross revenue of the trust, and 1/30 of 1% of the annual gross revenue of the trust in excess of $100 million, and (ii) trustee’s standard hourly rates for time in excess of 300 hours annually.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The trust has no equity compensation plans.

(a) Security Ownership of Certain Beneficial Owners.    The trustee is not aware of any person who beneficially owns more than 5% of the outstanding units.

(b) Security Ownership of Management.    The trust has no directors or executive officers. As of February 4, 2014 Bank of America, N.A. owned, in various fiduciary capacities, 119,641 units with a shared right to vote 101,812 of these units and no right to vote 17,829 of these units. Bank of America, N.A. disclaims any beneficial interests in these units. The number of units reflected in this paragraph includes units held by all branches of Bank of America, N.A.

(c) Changes in Control.    The trustee knows of no arrangements which may subsequently result in a change in control of the trust.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In computing net profits income paid to the trust for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This charge at December 31, 2013 was $35,947 per month, or $431,364 annually (net to the trust of $323,523 annually). Included in this monthly overhead charge is a charge XTO Energy deducts as operator of the Hewitt Unit. As of December 31, 2013 overhead attributable to the Hewitt Unit was $5,135 per month, or $61,620 annually (net to the trust of $46,215 annually). These overhead charges are subject to annual adjustment based on an oil and gas industry index.

See Item 11, Executive Compensation, for the remuneration received by the trustee from 2011 through 2013 and Item 12(b), Security Ownership of Management, for information concerning units owned by the trustee, in various fiduciary capacities.

As noted in Item 10, Directors, Executive Officers and Corporate Governance, the trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Item 14.	Principal Accountant Fees and Services

Fees for services performed by PricewaterhouseCoopers LLP and KPMG LLP for the years ended December 31, 2013 and 2012 are:

	2013	2012
Audit fees-KPMG(a)	$5,000	$8,500
Audit fees-PwC	104,060	79,900
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$109,060	$88,400

(a)	KPMG LLP served as the trust’s independent registered public accounting firm through July 7, 2011, and was replaced by PricewaterhouseCoopers LLP effective on that date.

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

Reports of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2013 and 2012

Statements of Distributable Income for the years ended December 31, 2013, 2012 and 2011

Statements of Changes in Trust Corpus for the years ended December 31, 2013, 2012 and 2011

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

CROSS TIMBERS ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: March 14, 2014	By	/S/ BETH E. CASTEEL
Beth E. Casteel
Vice President—Upstream Business Services

(The trust has no directors or executive officers.)