Form 10-Q
period 2014-03-31
CROSS TIMBERS ROYALTY TRUST
filed 2014-05-09
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Outstanding as of April 1, 2014
6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at March 31, 2014, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2014 and 2013, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year. The condensed financial statements as of March 31, 2014, and for the three-month periods ended March 31, 2014 and 2013 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Cross Timbers Royalty Trust and

Bank of America, N.A., Trustee:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Cross Timbers Royalty Trust (the “Trust”) as of March 31, 2014, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2014 and 2013. These interim financial statements are the responsibility of the Trustee.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus as of December 31, 2013, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein), and in our report dated March 14, 2014, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2013 is fairly stated in all material respects in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Dallas, TX

May 9, 2014

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Cash and short-term investments	$1,568,332	$1,143,391
Interest to be received	20	29
Net profits interests in oil and gas properties—net (Note 1)	11,595,798	11,791,689

	$13,164,150	$12,935,109

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$1,568,352	$1,143,420
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	11,595,798	11,791,689

	$13,164,150	$12,935,109

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended
	March 31
	2014	2013
Net profits income	$4,386,145	$2,792,598
Interest income	57	61

Total income	4,386,202	2,792,659
Administration expense	182,242	133,183

Distributable income	$4,203,960	$2,659,476

Distributable income per unit (6,000,000 units)	$0.700660	$0.443246

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended
	March 31
	2014	2013
Trust corpus, beginning of period	$11,791,689	$12,532,729
Amortization of net profits interests	(195,891)	(150,979)
Distributable income	4,203,960	2,659,476
Distributions declared	(4,203,960)	(2,659,476)

Trust corpus, end of period	$11,595,798	$12,381,750

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

•	Net profits income is computed separately for each of five conveyances under which the net profits interests were conveyed to the trust. If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from the other conveyances.

•	Interest income, interest to be received and distribution payable to unitholders include interest to be earned on net profits income from the monthly record date (last business day of the month) through the date of the next distribution to unitholders.

•	Trust expenses are recorded based on liabilities paid and cash reserves established by the trustee for liabilities and contingencies.

•	Distributions to unitholders are recorded when declared by the trustee.

•	The trustee routinely reviews the Trust’s net profits interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s net profits interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the net profits interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of March 31, 2014.

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

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $49,504,651 as of March 31, 2014 and $49,308,760 as of December 31, 2013.

2.	Income Taxes

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

Unitholders should consult the Trust’s latest annual report on Form 10-K for a complete discussion of federal and state tax matters.

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

4.	Excess Costs

Lower oil prices caused costs to exceed revenues by a total of $42,061 ($31,546 net to the trust) on properties underlying the Texas working interest in January 2014. However, these excess costs did not reduce net proceeds from the remaining conveyances. XTO advised the trustee that higher oil prices and decreased costs led to the full recovery of excess costs, plus accrued interest, of $42,177 ($31,633 net to the trust) in February 2014. There were no excess costs remaining at March 31, 2014.

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

5.	Other Proceeds

The calculation of net profits income for the quarter ended March 31, 2014 included $519,071 ($467,164 net to the trust), which includes interest of $210,242 ($189,218 net to the trust), related to a one-time purchaser refund for deductions attributable to coal seam gas wells located in the San Juan Basin for the period December 1997 through May 2006.

Item 2. Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the trustee’s discussion and analysis contained in the trust’s 2013 Annual Report on Form 10-K, as well as the condensed financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the trust’s web site at www.crosstimberstrust.com.

Distributable Income

For the quarter ended March 31, 2014, net profits income was $4,386,145 compared to $2,792,598 for first quarter 2013. This 57% increase in net profits income is primarily the result of increased oil and gas production ($0.9 million), higher oil and gas prices ($0.8 million) and a one-time purchaser refund ($0.5 million), partially offset by higher taxes, transportation and other costs ($0.5 million) and increased development costs ($0.2 million). See “Net Profits Income” below.

After considering interest income of $57 and administration expense of $182,242, distributable income for the quarter ended March 31, 2014 was $4,203,960, or $0.700660 per unit of beneficial interest. Administration expense for the quarter increased $49,059 from the prior year quarter. For first quarter 2013, distributable income was $2,659,476, or $0.443246 per unit. Distributions to unitholders for the quarter ended March 31, 2014 were:

		Distribution
Record Date	Payment Date	per Unit
January 31, 2014	February 14, 2014	$0.241971
February 28, 2014	March 14, 2014	0.197297
March 31, 2014	April 14, 2014	0.261392

		$0.700660

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

The following is a summary of the calculation of net profits income received by the trust:

	Three Months
	Ended March 31 (a)		Increase
	2014	2013	(Decrease)
Sales Volumes
Oil (Bbls) (b)
Underlying properties	56,541	46,173	22%
Average per day	615	502	23%
Net profits interests	23,688	16,108	47%
Gas (Mcf) (b)
Underlying properties	432,911	404,339	7%
Average per day	4,706	4,395	7%
Net profits interests	407,015	350,029	16%
Average Sales Prices
Oil (per Bbl)	$90.14	$78.89	14%
Gas (per Mcf)	$6.94	$5.77	20%
Revenues
Oil sales	$5,096,663	$3,642,827	40%
Gas sales	3,005,014	2,334,875	29%

Total Revenues	8,101,677	5,977,702	36%

Costs
Taxes, transportation and other (e)	935,115	693,194	35%
Production expense (c)	1,434,551	1,552,098	(8%)
Development costs	944,250	655,636	44%
Excess costs (d)	116	(93,451)	(100%)

Total Costs	3,314,032	2,807,477	18%

Other Proceeds
Interest income(e)	210,242	—	—
Net Proceeds	$4,997,887	$3,170,225	58%

Net Profits Income	$4,386,145	$2,792,598	57%

(a)	Because of the interval between time of production and receipt of royalty income by the trust, oil and gas sales for the quarter ended March 31 generally represent oil production for the period November through January and gas production for the period October through December.
(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. As product prices change, the trust’s share of the production volumes is impacted as the quantity of production to cover expenses in reaching the net profits break-even level changes inversely with price. As such, the underlying property production volume changes may not correlate with the trust’s net profit share of those volumes in any given period. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.
(c)	Production expense is primarily from seven working interest properties in the 75% net profits interest. Six of these properties are not operated by XTO Energy or ExxonMobil. Production expense includes an overhead charge which is deducted and retained by the operator. As of March 31, 2014, this charge was $35,947 per month (including a monthly overhead charge of $5,135 which XTO Energy deducts as operator of the Hewitt Unit) and is subject to adjustment each May based on an oil and gas industry index.
(d)	See Note 4 to Condensed Financial Statements.
(e)	See Note 5 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from first quarter 2013 to first quarter 2014:

Sales Volumes

Oil

Oil sales volumes increased 22% from first quarter 2013 to first quarter 2014 primarily because of the timing of cash receipts, partially offset by natural production decline.

Gas

Gas sales volumes increased 7% from first quarter 2013 to first quarter 2014 primarily because of the timing of cash receipts and increased production from new wells and workovers, partially offset by natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Oil

The first quarter 2014 average oil price was $90.14 per Bbl, a 14% increase from the first quarter 2013 average price of $78.89 per Bbl. Oil prices are expected to remain volatile. The first quarter 2014 oil price is primarily related to production from November 2013 through January 2014, when the average NYMEX price was $95.58 per Bbl. The average NYMEX price for February and March 2014 was $100.57 per Bbl. At April 28, 2014, the average NYMEX futures price for the following twelve months was $96.40 per Bbl.

Gas

The first quarter 2014 average gas price was $6.94 per Mcf, a 20% increase from the first quarter 2013 average price of $5.77 per Mcf. Natural gas prices are affected by natural gas liquids prices, the level of North American production, weather, crude oil, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The first quarter 2014 gas price is primarily related to production from October through December 2013, when the average NYMEX price was $3.60 per MMBtu. The average NYMEX price for January through March 2014 was $4.94 per MMBtu. At April 28, 2014, the average NYMEX futures price for the following twelve months was $4.77 per MMBtu.

Costs

Taxes, Transportation and Other

Taxes, transportation and other increased 35% for the first quarter primarily because of increased oil and gas production taxes and other deductions related to higher oil and gas revenues, partially offset by a one-time purchaser refund for coal seam gas deductions.

Production Expense

Production expense decreased 8% for the first quarter primarily because of decreased outside operated costs, partially offset by increased chemical and treating, repairs and maintenance and labor costs.

Development Costs

Development costs increased 44% for the first quarter primarily because of the timing of cash expenditures and increased activity and costs related to non-operated Texas and Oklahoma oil properties underlying the 75% net profits interests.

Excess Costs

Lower oil prices caused costs to exceed revenues by a total of $42,061 ($31,546 net to the trust) on properties underlying the Texas working interest in January 2014. However, these excess costs did not reduce net proceeds from the remaining conveyances. XTO advised the trustee that higher oil prices and decreased costs led to the full recovery of excess costs, plus accrued interest, of $42,177 ($31,633 net to the trust) in February 2014. There were no excess costs remaining at March 31, 2014.

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

Other Proceeds

The calculation of net profits income for the quarter ended March 31, 2014 included $519,071 ($467,164 net to the trust), which includes interest of $210,242 ($189,218 net to the trust), related to a one-time purchaser refund for deductions attributable to coal seam gas wells located in the San Juan Basin for the period December 1997 through May 2006.

Trustee Resignation

On January 9, 2014, U.S. Trust, Bank of America Private Wealth Management gave notice to unitholders that it will be resigning as trustee subject to the conditions set forth below. Bank of America, N.A. has nominated Southwest Bank, an independent state bank chartered under the laws of the State of Texas and headquartered in Fort Worth, Texas (“Southwest Bank”), as successor trustee at a meeting of unitholders of the trust called for Friday, May 23, 2014, for the purpose of approving a successor trustee of the Trust. U.S. Trust, Bank of America Private Wealth Management’s resignation is conditioned on the satisfaction or waiver by U.S. Trust, Bank of America Private Wealth Management of each of the following: (i) the appointment of Southwest Bank as trustee of Sabine Royalty Trust (another royalty trust for which U.S. Trust, Bank of America Private Wealth Management currently serves as trustee); (ii) the appointment of Southwest Bank or another successor trustee as trustee of the trust and five other royalty trusts for which U.S. Trust, Bank of America Private Wealth Management currently serves as trustee and as agent under a disbursing arrangement for which it currently serves as agent; (iii) the accuracy of certain representations and warranties and performance of certain agreements made by Southwest Bank in an agreement between U.S. Trust, Bank of America Private Wealth Management and Southwest Bank; and (iv) no governmental injunction, order or other action that would prohibit Southwest Bank’s appointment, U.S. Trust, Bank of

America Private Wealth Management’s resignation or the other actions described above. The effective date of U.S. Trust, Bank of America Private Wealth Management’s resignation shall be May 30, 2014, assuming all of the conditions described above have been satisfied or waived as of such date.

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

Forward-Looking Statements

Statements in this report relating to future plans, predictions, events or conditions are forward-looking statements. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements regarding the net profits interests, underlying properties, development activities, development, production and other costs and expenses, oil and gas prices and differentials to NYMEX prices, distributions to unitholders, industry and market conditions and the satisfaction or waiver of conditions to the trustee’s resignation, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2013, which is incorporated by this reference as though fully set forth herein. XTO Energy and the trustee assume no duty to update these statements as of any future date.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the trust’s market risks from the information disclosed in Part II, Item 7A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

PART II - OTHER INFORMATION

Item 1.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2013.

Items 2 through 5.

Not applicable.

Item 6. Exhibits.

(a) Exhibits.

Exhibit Number and Description

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 1A, 7 and 7A to the Annual Report on Form 10-K for Cross Timbers Royalty Trust filed with the Securities and Exchange Commission on March 14, 2014 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSS TIMBERS ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: May 9, 2014	By	/s/ BETH E. CASTEEL
Beth E. Casteel
Vice President—Upstream Business Services