Form 10-Q
period 2014-06-30
CROSS TIMBERS ROYALTY TRUST
filed 2014-08-06
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

(855) 588-7839

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

Outstanding as of July 1, 2014
6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at June 30, 2014, and the distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2014 and 2013, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year. The condensed financial statements as of June 30, 2014, and for the three-month and six-month periods ended June 30, 2014 and 2013 have been subjected to a review by PricewaterhouseCoopers LLP, the trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Cross Timbers Royalty Trust and

Bank of America, N.A., Trustee:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Cross Timbers Royalty Trust (the “Trust”) as of June 30, 2014, and the related condensed statements of distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2014 and 2013. These interim financial statements are the responsibility of the Trustee.

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

/s/ PricewaterhouseCoopers LLP

Houston, TX

August 6, 2014

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Cash and short-term investments	$1,009,028	$1,143,391
Interest to be received	22	29
Net profits interests in oil and gas properties—net (Note 1)	11,413,277	11,791,689

	$12,422,327	$12,935,109

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$1,009,050	$1,143,420
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	11,413,277	11,791,689

	$12,422,327	$12,935,109

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Net profits income	$3,859,488	$3,225,021	$8,245,633	$6,017,619
Interest income	65	56	122	117

Total income	3,859,553	3,225,077	8,245,755	6,017,736
Administration expense	93,299	127,847	275,541	261,030

Distributable income	$3,766,254	$3,097,230	$7,970,214	$5,756,706

Distributable income per unit (6,000,000 units)	$0.627709	$0.516205	$1.328369	$0.959451

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Trust corpus, beginning of period	$11,595,798	$12,381,750	$11,791,689	$12,532,729
Amortization of net profits interests	(182,521)	(174,899)	(378,412)	(325,878)
Distributable income	3,766,254	3,097,230	7,970,214	5,756,706
Distributions declared	(3,766,254)	(3,097,230)	(7,970,214)	(5,756,706)

Trust corpus, end of period	$11,413,277	$12,206,851	$11,413,277	$12,206,851

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

•	Net profits income is computed separately for each of five conveyances under which the net profits interests were conveyed to the trust. If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from the other conveyances.

•	Interest income, interest to be received and distribution payable to unitholders include interest to be earned on net profits income from the monthly record date (last business day of the month) through the date of the next distribution to unitholders.

•	Trust expenses are recorded based on liabilities paid and cash reserves established by the trustee for liabilities and contingencies.

•	Distributions to unitholders are recorded when declared by the trustee.

•	The trustee routinely reviews the Trust’s net profits interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s net profits interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the net profits interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of June 30, 2014.

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

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $49,687,172 as of June 30, 2014 and $49,308,760 as of December 31, 2013.

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

XTO advised the trustee that a missing payment from a purchaser caused costs to exceed revenues by a total of $166 ($125 net to the trust) on properties underlying the Oklahoma working interest in June 2014. However, these excess costs did not reduce net proceeds from the remaining conveyances.

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

Distributable Income

Quarter

For the quarter ended June 30, 2014, net profits income was $3,859,488 compared to $3,225,021 for second quarter 2013. This 20% increase in net profits income is the result of higher oil and gas prices ($1.1 million), partially offset by increased taxes, transportation and other costs ($0.3 million) and decreased oil production ($0.2 million). See “Net Profits Income” on following page.

After considering interest income of $65 and administration expense of $93,299, distributable income for the quarter ended June 30, 2014 was $3,766,254, or $0.627709 per unit of beneficial interest. Administrative expense for the quarter decreased $34,548 from the prior year quarter. For second quarter 2013, distributable income was $3,097,230, or $0.516205 per unit. Distributions to unitholders for the quarter ended June 30, 2014 were:

Record Date	Payment Date	Distribution per Unit
April 30, 2014	May 14, 2014	$0.209127
May 30, 2014	June 13, 2014	0.250407
June 30, 2014	July 15, 2014	0.168175

		$0.627709

Six Months

For the six months ended June 30, 2014, net profits income was $8,245,633 compared to $6,017,619 for the same 2013 period. This 37% increase in net profits income is the result of higher oil and gas prices ($1.9 million), increased oil and gas production ($0.9 million) and a one-time purchaser refund ($0.5 million), partially offset by increased taxes, transportation and other costs ($0.8 million) and increased development costs ($0.3 million). See “Net Profits Income” below.

After considering interest income of $122 and administration expense of $275,541, distributable income for the six months ended June 30, 2014 was $7,970,214, or $1.328369 per unit of beneficial interest. Administrative expense for the six months ended June 30, 2014 increased $14,511 from the prior year six-month period. For the six months ended June 30, 2013, distributable income was $5,756,706, or $0.959451 per unit.

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

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended June 30 (a)		Increase	Six Months Ended June 30 (a)		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)
Sales Volumes
Oil (Bbls) (b)
Underlying properties	49,706	51,786	(4%)	106,247	97,959	8%
Average per day	558	582	(4%)	587	541	9%
Net profits interests	20,749	21,106	(2%)	44,437	37,214	19%
Gas (Mcf) (b)
Underlying properties	371,333	359,322	3%	804,244	763,661	5%
Average per day	4,126	3,992	3%	4,419	4,196	5%
Net profits interests	328,571	313,852	5%	735,586	663,881	11%
Average Sales Prices
Oil (per Bbl)	$94.30	$84.65	11%	$92.09	$81.93	12%
Gas (per Mcf)	$8.33	$6.12	36%	$7.58	$5.94	28%
Revenues
Oil sales	$4,687,193	$4,383,424	7%	$9,783,856	$8,026,251	22%
Gas sales	3,093,013	2,199,236	41%	6,098,027	4,534,111	34%

Total Revenues	7,780,206	6,582,660	18%	15,881,883	12,560,362	26%

Costs
Taxes, transportation and other (e)	1,109,047	761,669	46%	2,044,162	1,454,863	41%
Production expense (c)	1,363,679	1,344,215	1%	2,798,230	2,896,313	(3%)
Development costs	865,724	717,609	21%	1,809,974	1,373,245	32%
Excess costs (d)	(166)	52,411	(100%)	(50)	(41,040)	(100%)

Total Costs	3,338,284	2,875,904	16%	6,652,316	5,683,381	17%

Other Proceeds
Interest income (e)	—	—	—	210,242	—	—
Net Proceeds	$4,441,922	$3,706,756	20%	$9,439,809	$6,876,981	37%

Net Profits Income	$3,859,488	$3,225,021	20%	$8,245,633	$6,017,619	37%

(a)	Because of the interval between time of production and receipt of royalty income by the trust, (1) oil and gas sales for the quarter ended June 30 generally represent oil production for the period February through April and gas production for the period January through March and (2) oil and gas sales for the six-months ended June 30 generally represent oil production for the period November through April and gas production for the period October through March.
(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. As product prices change, the trust’s share of the production volumes is impacted as the quantity of production to cover expenses in reaching the net profits break-even level changes inversely with price. As such, the underlying property production volume changes may not correlate with the trust’s net profit share of those volumes in any given period. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.
(c)	Production expense is primarily from seven working interest properties in the 75% net profits interest. Six of these properties are not operated by XTO Energy or ExxonMobil. Production expense includes an overhead charge which is deducted and retained by the operator. As of June 30, 2014, this charge was $36,845 per month (including monthly overhead charges of $5,264 which XTO Energy deducts as operator of the Hewitt Unit) and is subject to adjustment each May based on an oil and gas industry index.
(d)	See Note 4 to Condensed Financial Statements.
(e)	See Note 5 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from second quarter 2013 to second quarter 2014 and from the first six months of 2013 to the comparable period in 2014:

Sales Volumes

Oil

Oil sales volumes decreased 4% for second quarter 2014 as compared with the same 2013 period primarily because of natural production decline, partially offset by increased production from new wells and workovers. Oil sales volumes increased 8% for the six-month period as compared with the same 2013 period primarily because of the timing of cash receipts and increased production from new wells and workovers, partially offset by natural production decline.

Gas

Gas sales volumes increased 3% for second quarter 2014 and increased 5% for the six-month period as compared with the same 2013 periods primarily because of the timing of cash receipts, partially offset by natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Oil

The average oil price increased 11% to $94.30 per Bbl for the second quarter and 12% to $92.09 per Bbl for the six-month period. Oil prices are expected to remain volatile. The second quarter 2014 oil price is primarily related to production from February through April 2014, when the average NYMEX price was $101.12 per Bbl. The average NYMEX price for May and June 2014 was $103.52 per Bbl. On July 21, 2014, the average NYMEX futures price for the following twelve months was $99.19 per Bbl.

Gas

Gas prices for the second quarter increased 36% to $8.33 per Mcf and for the six-month period increased 28% to $7.58 per Mcf. Natural gas prices are affected by natural gas liquids prices, the level of North American production, weather, crude oil prices and the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The second quarter 2014 gas price is primarily related to production from January through March 2014, when the average NYMEX price was $4.94 per MMBtu. The average NYMEX price for April through June 2014 was $4.67 per MMBtu. On July 21, 2014, the average NYMEX futures price for the following twelve months was $3.90 per MMBtu.

Costs

Taxes, Transportation and Other

Taxes, transportation and other increased 46% for the second quarter primarily because of increased gas production taxes and other deductions related to higher gas revenues. Taxes, transportation and other increased 41% for the six-month period primarily because of increased oil and gas production taxes and other deductions related to higher oil and gas revenues, partially offset by a one-time purchaser refund for coal seam gas deductions.

Production Expense

Production expense decreased 3% for the six-month period primarily because of decreased outside operated costs, partially offset by increased repairs and maintenance, labor and chemical and treating costs.

Development Costs

Development costs increased 21% for the second quarter and 32% for the six-month period primarily because of the timing of expenditures and increased activity and costs related to non-operated Texas and Oklahoma oil properties underlying the 75% net profits interest.

Excess Costs

XTO advised the trustee that a missing payment from a purchaser caused costs to exceed revenues by a total of $166 ($125 net to the trust) on properties underlying the Oklahoma working interest in June 2014. However, these excess costs did not reduce net proceeds from the remaining conveyances.

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

Trustee Resignation

U.S. Trust, Bank of America Private Wealth Management, a division of Bank of America, N.A., as Trustee of the Cross Timbers Royalty Trust, announced that at the special meeting of trust’s unitholders held on June 20, 2014, the unitholders of the trust voted to approve the proposal to appoint Southwest Bank as successor trustee of the trust once the resignation of the current trustee takes effect. The effective date of U.S. Trust’s resignation as trustee of the trust and Southwest Bank’s appointment as successor trustee will be August 29, 2014.

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

CROSS TIMBERS ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	/S/ DICKERMAN C. SADLER
Dickerman C. Sadler
Managing Director

EXXON MOBIL CORPORATION

Date: August 6, 2014	By	/S/ BETH E. CASTEEL
Beth E. Casteel
Vice President - Upstream Business Services