Form 10-Q
period 2014-09-30
CROSS TIMBERS ROYALTY TRUST
filed 2014-11-10
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-10982

Cross Timbers Royalty Trust

(Exact name of registrant as specified in its charter)

Texas	75-6415930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Southwest Bank Trustee P.O. Box 962020, Fort Worth, Texas	76162-2020
(Address of principal executive offices)	(Zip Code)

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

Outstanding as of October 1, 2014

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at September 30, 2014, and the distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2014 and 2013, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year. The condensed financial statements as of September 30, 2014, and for the three-month and nine-month periods ended September 30, 2014 and 2013 have been subjected to a review by PricewaterhouseCoopers LLP, the trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Cross Timbers Royalty Trust and

Southwest Bank, Trustee:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Cross Timbers Royalty Trust (the “Trust”) as of September 30, 2014, and the related condensed statements of distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2014 and 2013. These interim financial statements are the responsibility of the Trustee.

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

/s/ PricewaterhouseCoopers LLP

Houston, TX

November 10, 2014

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and short-term investments	$1,617,831	$1,143,391
Interest to be received	3	29
Net profits interests in oil and gas properties—net (Note 1)	11,164,455	11,791,689

	$12,782,289	$12,935,109

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$1,617,834	$1,143,420
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	11,164,455	11,791,689

	$12,782,289	$12,935,109

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Net profits income	$4,672,606	$4,227,291	$12,918,239	$10,244,910
Interest income	281	86	403	203

Total income	4,672,887	4,227,377	12,918,642	10,245,113
Administration expense	135,267	62,813	410,808	323,843

Distributable income	$4,537,620	$4,164,564	$12,507,834	$9,921,270

Distributable income per unit (6,000,000 units)	$0.756270	$0.694094	$2.084639	$1.653545

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Trust corpus, beginning of period	$11,413,277	$12,206,851	$11,791,689	$12,532,729
Amortization of net profits interests	(248,822)	(209,174)	(627,234)	(535,052)
Distributable income	4,537,620	4,164,564	12,507,834	9,921,270
Distributions declared	(4,537,620)	(4,164,564)	(12,507,834)	(9,921,270)

Trust corpus, end of period	$11,164,455	$11,997,677	$11,164,455	$11,997,677

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1. Basis of Accounting

The financial statements of Cross Timbers Royalty Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with U.S. generally accepted accounting principles (“GAAP”):

•	Net profits income recorded for a month is the amount computed and paid by XTO Energy Inc., the owner of the underlying properties, to the trustee for the trust. XTO Energy is a wholly owned subsidiary of Exxon Mobil Corporation. Net profits income consists of net proceeds received by XTO Energy from the underlying properties in the prior month, multiplied by net profit percentages of 90% for the 90% net profits interests, and 75% for the 75% net profits interests.

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

•	Net profits income is computed separately for each of five conveyances under which the net profits interests were conveyed to the trust. If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from the other conveyances.

•	Interest income, interest to be received and distribution payable to unitholders include interest to be earned on net profits income from the monthly record date (last business day of the month) through the date of the next distribution to unitholders.

•	Trust expenses are recorded based on liabilities paid and cash reserves established by the trustee for liabilities and contingencies.

•	Distributions to unitholders are recorded when declared by the trustee.

•	The trustee routinely reviews the Trust’s net profits interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s net profits interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the net profits interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of September 30, 2014.

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

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $49,935,994 as of September 30, 2014 and $49,308,760 as of December 31, 2013.

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

4. Excess Costs

XTO advised the trustee that a missing payment from a purchaser caused costs to exceed revenues by a total of $166 ($125 net to the trust) on properties underlying the Oklahoma working interest in June 2014. However, these excess costs did not reduce net proceeds from the remaining conveyances. XTO advised the trustee that increased oil production led to the full recovery of excess costs, plus accrued interest, of $166 ($125 net to the trust) in July 2014. There were no excess costs remaining at September 30, 2014.

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

Item 2. Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the trustee’s discussion and analysis contained in the trust’s 2013 Annual Report on Form 10-K, as well as the condensed financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the trust’s web site at www.crt-crosstimbers.com.

Distributable Income

Quarter

For the quarter ended September 30, 2014, net profits income was $4,672,606 compared to $4,227,291 for third quarter 2013. This 11% increase in net profits income is primarily the result of increased oil production ($0.3 million) and higher oil prices ($0.1 million). See “Net Profits Income” on the following page.

After considering interest income of $281 and administration expense of $135,267, distributable income for the quarter ended September 30, 2014 was $4,537,620, or $0.756270 per unit of beneficial interest. Administrative expense for the quarter increased $72,454 from the prior year quarter. For third quarter 2013, distributable income was $4,164,564, or $0.694094 per unit. Distributions to unitholders for the quarter ended September 30, 2014 were:

Record Date	Payment Date	Distribution per Unit
July 31, 2014	August 14, 2014	$0.231299
August 29, 2014	September 15, 2014	0.255332
September 30, 2014	October 15, 2014	0.269639

		$0.756270

Nine Months

For the nine months ended September 30, 2014, net profits income was $12,918,239 compared to $10,244,910 for the same 2013 period. This 26% increase in net profits income is primarily the result of higher oil and gas prices ($2.0 million), increased oil and gas production ($1.1 million) and a one-time purchaser refund ($0.5 million), partially offset by increased taxes, transportation and other costs ($0.7 million) and increased development costs ($0.3 million). See “Net Profits Income” below.

After considering interest income of $403 and administration expense of $410,808, distributable income for the nine months ended September 30, 2014 was $12,507,834, or $2.084639 per unit of beneficial interest. Administrative expense for the nine months ended September 30, 2014 increased $86,965 from the prior year nine-month period. For the nine months ended September 30, 2013, distributable income was $9,921,270, or $1.653545 per unit.

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

The following is a summary of the calculation of net profits income received by the trust:

	Three Months			Nine Months
	Ended September 30 (a)		Increase	Ended September 30 (a)		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)
Sales Volumes
Oil (Bbls) (b)
Underlying properties	56,975	52,610	8%	163,222	150,569	8%
Average per day	619	572	8%	598	552	8%
Net profits interests	27,843	24,422	14%	72,280	61,636	17%
Gas (Mcf) (b)
Underlying properties	459,856	466,967	(2%)	1,264,100	1,230,628	3%
Average per day	5,053	5,132	(2%)	4,630	4,508	3%
Net profits interests	405,610	408,904	(1%)	1,141,196	1,072,785	6%
Average Sales Prices
Oil (per Bbl)	$95.31	$92.63	3%	$93.21	$85.67	9%
Gas (per Mcf)	$6.64	$6.72	(1%)	$7.24	$6.23	16%
Revenues
Oil sales	$5,430,150	$4,873,198	11%	$15,214,006	$12,899,449	18%
Gas sales	3,054,331	3,138,774	(3%)	9,152,358	7,672,885	19%

Total Revenues	8,484,481	8,011,972	6%	24,366,364	20,572,334	18%

Costs
Taxes, transportation and other (e)	992,434	1,088,750	(9%)	3,036,596	2,543,613	19%
Production expense (c)	1,385,907	1,302,755	6%	4,184,137	4,199,068	—
Development costs	672,596	735,825	(9%)	2,482,570	2,109,070	18%
Excess costs (d)	166	42,445	(100%)	116	1,405	(92%)

Total Costs	3,051,103	3,169,775	(4%)	9,703,419	8,853,156	10%

Other Proceeds
Interest income (e)	—	—	—	210,242	—	—
Net Proceeds	$5,433,378	$4,842,197	12%	$14,873,187	$11,719,178	27%

Net Profits Income	$4,672,606	$4,227,291	11%	$12,918,239	$10,244,910	26%

(a)	Because of the interval between time of production and receipt of royalty income by the trust, (1) oil and gas sales for the quarter ended September 30 generally represent oil production for the period May through July and gas production for the period April through June and (2) oil and gas sales for the nine-months ended September 30 generally represent oil production for the period November through July and gas production for the period October through June.
(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. As product prices change, the trust’s share of the production volumes is impacted as the quantity of production to cover expenses in reaching the net profits break-even level changes inversely with price. As such, the underlying property production volume changes may not correlate with the trust’s net profit share of those volumes in any given period. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.
(c)	Production expense is primarily from seven working interest properties in the 75% net profits interest. Six of these properties are not operated by XTO Energy or ExxonMobil. Production expense includes an overhead charge which is deducted and retained by the operator. As of September 30, 2014, this charge was $36,845 per month (including monthly overhead charge of $5,264 which XTO Energy deducts as operator of the Hewitt Unit) and is subject to adjustment each May based on an oil and gas industry index.
(d)	See Note 4 to Condensed Financial Statements.
(e)	See Note 5 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from third quarter 2013 to third quarter 2014 and from the first nine months of 2013 to the comparable period in 2014:

Sales Volumes

Oil

Oil sales volumes increased 8% for third quarter and the first nine months of 2014 as compared with the same 2013 periods primarily because of increased production from new wells and workovers and the timing of cash receipts, partially offset by natural production decline.

Gas

Gas sales volumes decreased 2% for third quarter 2014 as compared with the same 2013 period primarily because of natural production decline and the timing of cash receipts, partially offset by increased production from new wells and workovers. Gas sales volumes increased 3% for the first nine months of 2014 as compared with the same 2013 period primarily because of increased production from new wells and workovers and the timing of cash receipts, partially offset by natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Oil

The average oil price increased 3% to $95.31 per Bbl for the third quarter and increased 9% to $93.21 per Bbl for the nine-month period. Oil prices are expected to remain volatile. The third quarter 2014 oil price is primarily related to production from May through July 2014, when the average NYMEX price was $103.17 per Bbl. The average NYMEX price for August and September 2014 was $94.65 per Bbl. At October 22, 2014, the average NYMEX futures price for the following twelve months was $79.31 per Bbl.

Gas

Gas prices for the third quarter decreased 1% to $6.64 per Mcf and for the nine-month period increased 16% to $7.24 per Mcf. Natural gas prices are affected by the level of natural gas liquids prices, North American production, weather, crude oil prices, the U.S. economy and storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The third quarter 2014 gas price is primarily related to production from April through June 2014, when the average NYMEX price was $4.67 per MMBtu. The average NYMEX price for July through September 2014 was $4.06 per MMBtu. At October 22, 2014, the average NYMEX futures price for the following twelve months was $3.68 per MMBtu.

Costs

Taxes, Transportation and Other

Taxes, transportation and other decreased 9% for the third quarter primarily because of decreased gas production taxes related to lower gas revenues and decreased other deductions as a percentage of oil and gas revenues, partially offset by increased property taxes related to increased valuations. Taxes, transportation and other increased 19% for the nine-month period primarily because of increased oil and gas production taxes and other deductions related to higher oil and gas revenues, partially offset by a one-time purchaser refund for coal seam gas deductions.

Production Expense

Production expense increased 6% for the third quarter primarily because of increased repairs and maintenance and facility costs, partially offset by decreased outside operated costs.

Development Costs

Development costs decreased 9% for the third quarter primarily because of the timing of expenditures and decreased activity and costs related to non-operated Texas and Oklahoma oil properties underlying the 75% net profits interest. Development costs increased 18% for the nine-month period primarily because of the timing of expenditures and increased activity and costs related to non-operated Texas and Oklahoma oil properties underlying the 75% net profits interest.

Excess Costs

XTO advised the trustee that a missing payment from a purchaser caused costs to exceed revenues by a total of $166 ($125 net to the trust) on properties underlying the Oklahoma working interest in June 2014. However, these excess costs did not reduce net proceeds from the remaining conveyances. XTO advised the trustee that increased oil production led to the full recovery of excess costs, plus accrued interest, of $166 ($125 net to the trust) in July 2014. There were no excess costs remaining at September 30, 2014.

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

Trustee Resignation

U.S. Trust, Bank of America Private Wealth Management, a division of Bank of America, N.A., as Trustee of the Cross Timbers Royalty Trust, announced that at the special meeting of the trust’s unitholders held on June 20, 2014, the unitholders of the trust voted to approve the proposal to appoint Southwest Bank as successor trustee of the Trust effective August 29, 2014.

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

CROSS TIMBERS ROYALTY TRUST
By SOUTHWEST BANK, TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: November 10, 2014	By	/s/ BETH E. CASTEEL
Beth E. Casteel
Vice President—Upstream Business Services