Form 10-K
period 2014-12-31
CROSS TIMBERS ROYALTY TRUST
filed 2015-03-06
CIK 881787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014	Commission file number 1-10982

Cross Timbers Royalty Trust

(Exact name of registrant as specified in the Cross Timbers Royalty Trust Indenture)

Texas	75-6415930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Southwest Bank Trustee P.O. Box 962020 Fort Worth, Texas	76162-2020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (855) 588-7839

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units of Beneficial Interest	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐        No  ☒

The aggregate market value of the units of beneficial interest of the trust, based on the closing price on the New York Stock Exchange as of June 30, 2014 (the last business day of its most recently completed second fiscal quarter), held by non-affiliates of the registrant on that date was approximately $199 million.

At February 13, 2015, there were 6,000,000 units of beneficial interest of the trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Listed below is the only document parts of which are incorporated herein by reference and the parts of this report into which the document is incorporated:

None

CROSS TIMBER ROYALTY TRUST

2014 ANNUAL REPORT ON FORM 10-K

i

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

Cross Timbers Royalty Trust is an express trust created under the laws of Texas pursuant to the Cross Timbers Royalty Trust Indenture entered into on February 12, 1991 between predecessors of XTO Energy Inc. (formerly known as Cross Timbers Oil Company), as grantors, and NCNB Texas National Bank, as trustee. Southwest Bank is now the trustee of the trust. The principal office of the trust is located at 2911 Turtle Creek Blvd, Suite 850, Dallas, Texas 75219 (telephone number 855-588-7839).

On January 9, 2014, U.S. Trust, Bank of America Private Wealth Management, a division of Bank of America, N.A., gave notice to unitholders that it would resign as trustee. At the special meeting of the trust’s unitholders held on June 20, 2014, the unitholders of the trust voted to approve the proposal to appoint Southwest Bank as successor trustee of the trust effective August 29, 2014.

The trust’s internet web site is www.crt-crosstimbers.com. We make available free of charge, through our web site, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are accessible through our internet web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

On June 25, 2010, XTO Energy became a wholly owned subsidiary of Exxon Mobil Corporation.

Under the terms of each of the five conveyances, the trust receives net profits income from the net profits interests generally on the last business day of each month. Net profits income is determined by XTO Energy by multiplying the net profit percentage (90% or 75%) times net proceeds from the underlying properties for each conveyance during the previous month. Net proceeds are the gross proceeds received from the sale of production, less “production costs,” as defined in the conveyances. For the 90% net profits interests and the 75% net profits interests, production costs generally include applicable property taxes, transportation, marketing and other charges. For the 75% net profits interests only, production costs also include capital and operating costs paid (e.g., drilling, production and other direct costs of owning and operating the property) and a monthly overhead charge that is adjusted annually. The monthly overhead charge at December 31, 2014 was $36,845 ($27,634 net to the trust). XTO Energy deducts an overhead charge as operator of the Hewitt Unit. As of December 31, 2014, monthly overhead attributable to the Hewitt Unit was $5,264 ($3,948 net to the trust). If production costs exceed gross proceeds for any conveyance, this excess is carried forward to future monthly computations of net proceeds until the excess costs (plus interest accrued as specified in the conveyances) are completely recovered. Excess production costs and related accrued interest from one conveyance cannot be used to reduce net proceeds from any other conveyance.

Costs exceeded revenues on properties underlying the Texas working interest in January 2014, November 2014, January 2013, March 2013, April 2013 and August 2012 and on properties underlying the Oklahoma working interest in June 2014. Remaining excess costs totaled $53,971 ($40,478 net to the trust) for the period ended December 31, 2014. For further information on excess costs, see Trustee’s Discussion and Analysis of Financial Condition and Results of Operations, under Item 7.

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

Approximately 49% of the net profits income received by the trust during 2014, as well as 56% of the estimated proved reserves of the net profits interests at December 31, 2014 (based on estimated future net cash flows using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period), is attributable to natural gas. There is generally a greater demand for gas during the winter. Otherwise, trust income is not subject to seasonal factors, nor dependent upon patents, licenses, franchises or concessions. The trust conducts no research activities.

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

Production expense and development costs are deducted in the calculation of the trust’s share of net proceeds from properties underlying the 75% net profits interests. Accordingly, higher or lower production expense and development costs, without concurrent changes in revenue, will directly decrease or increase the amount received by the trust for its 75% net profits interests. If development costs and production expense for properties underlying the 75% net profits in a particular state exceed the production proceeds from the properties (as was the case with respect to the properties underlying the Texas working interest in January 2014, November 2014, January 2013, March 2013, April 2013 and August 2012 and on properties underlying the Oklahoma working interest in June 2014), the trust will not receive net proceeds for those properties until future proceeds from production in that state exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs.

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

As of December 31, 2014, the trust did not have any unresolved Securities and Exchange Commission staff comments.

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

The underlying properties include over 2,900 producing properties with established production histories in Texas, Oklahoma and New Mexico. The average reserve-to-production index for the underlying properties as of December 31, 2014 is approximately 12 years. This index is calculated using total proved reserves and estimated 2015 production for the underlying properties. The projected 2015 production is from proved developed producing reserves as of December 31, 2014. Based on estimated future net cash flows at 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, the proved reserves of the underlying properties are approximately 44% oil and 56% natural gas. The underlying properties also include certain nonproducing properties in Texas, Oklahoma and New Mexico that are primarily mineral interests.

Producing Acreage, Wells and Drilling

90% Net Profits Interests Underlying Royalties.    Royalty and overriding royalty properties underlying the 90% net profits interests represent 72% of the discounted future net cash flows from trust proved reserves at December 31, 2014. Approximately 74% of the discounted future net cash flows from the 90% net profits interests are from gas reserves, totaling 19.9 Bcf. Oil reserves allocated to the 90% net profits interests are primarily located in West Texas and are estimated to be 454,000 Bbls at December 31, 2014.

The underlying royalties are royalty and overriding royalty interests primarily located in mature producing oil and gas fields. The most significant producing region in which the underlying royalties are located is the San Juan Basin in northwestern New Mexico. The San Juan Basin royalties gas production accounted for approximately 70% of the trust’s gas sales volumes and 32% of the net profits income for 2014. The trust’s estimated proved gas reserves from this region totaled 16.2 Bcf at December 31, 2014, or approximately 81% of trust total gas reserves at that date. XTO Energy estimates that underlying royalties in the San Juan Basin include more than 4,858 gross (approximately 47.3 net) wells, covering almost 60,000 gross acres. Approximately half of these wells are operated by BP America Production Company or ConocoPhillips.

San Juan Basin oil and gas accumulations, inclusive of the Fruitland Coal, Picture Cliffs, Mancos, Mesaverde, and Dakota formations, have produced within the basin for over 90 years. Although these reservoirs have seen almost a century of development, numerous upside opportunities are still available to basin operators via down-spacing drilling, recompletions, lateral drilling, and lease cost optimizations. Recently, operators have moved development toward the more liquid-rich portions of the basin through the following:

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

The underlying royalties contain approximately 181,842 gross (approximately 37,667 net) producing acres. Well counts for the underlying royalties cannot be provided because information regarding the number of wells on royalty properties is generally not made available to royalty interest owners.

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

Proved reserves from the 75% net profits interests are almost entirely oil, estimated to be approximately 535,000 Bbls at year-end 2014. Proved reserves from these interests represent 28% of the discounted future net cash flows of the trust’s proved reserves at December 31, 2014.

The underlying working interest properties are detailed below:

			Ownership of XTO Energy
Unit	County/State	Operator	Working Interest	Revenue Interest
North Cowden	Ector/Texas	Occidental Permian, Ltd.	1.7%	1.5%
North Central Levelland	Hockley/Texas	Apache Corporation	3.2%	2.6%
Penwell	Ector/Texas	Cross Timbers Energy, LLC	5.2%	4.6%
Sharon Ridge Canyon	Borden/Texas	Occidental Permian, Ltd.	4.3%	2.8%
Hewitt	Carter/Oklahoma	XTO Energy Inc.	11.3%	9.9%
Wildcat Jim Penn	Carter/Oklahoma	Citation Oil and Gas Corporation	8.6%	7.5%
South Graham Deese	Carter/Oklahoma	Linn Energy, LLC	9.2%	8.7%

The underlying working interest properties consist of 3,743 net producing acres. As of December 31, 2014, there were 1,463 gross (70.5 net) productive oil wells and no wells in process of drilling on these properties. There were 5 gross (0.3 net) wells drilled in 2014, 11 gross (1.0 net) wells drilled in 2013 and 24 gross (1.7 net) wells drilled in 2012.

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

Total 2014 development costs were $3,373,537, down 3% from 2013 development costs of $3,481,306. Development costs were lower in 2014 because of decreased development activity and costs and the timing of cash expenditures related to non-operated Texas and Oklahoma oil properties underlying the 75% net profits interest. January and February 2015 development costs totaled approximately $454,000, primarily incurred in fourth quarter 2014.

As reported to XTO Energy by unit operators in February of each year, budgeted development costs were $2.4 million for 2014 and $2.9 million for 2013. Actual development costs often differ from amounts budgeted because of changes in product prices and other factors that may affect the timing or selection of projects. Also, costs are deducted in the calculation of trust net profits income several months after they are incurred by the operator. Unit operators have reported total budgeted costs, net to the underlying properties, of approximately $5.9 million for 2015 and $6.6 million for 2016.

Costs exceeded revenues on properties underlying the Texas working interest in January 2014, November 2014, January 2013, March 2013, April 2013 and August 2012 and on properties underlying the Oklahoma working interest in June 2014. Remaining excess costs totaled $53,971 ($40,478 net to the trust) for the period ended December 31, 2014. For information regarding the effect of excess costs on trust net profits income, see Trustee’s Discussion and Analysis of Financial Condition and Results of Operations, under Item 7.

Estimated Proved Reserves and Future Net Cash Flows

The following are proved reserves of the underlying properties, as estimated by independent engineers, and proved reserves and future net cash flows from proved reserves of the net profits interests, based on an allocation of these reserves, at December 31, 2014:

	Underlying Properties		Net Profits Interests
	Proved Reserves(a)		Proved Reserves(a)(b)		Future Net Cash Flows from Proved Reserves(a)(c)
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
(in thousands)					Undiscounted	Discounted
90% Net Profits Interests
San Juan Basin	22	17,983	20	16,184	$78,685	$37,793
Other New Mexico	34	78	30	81	2,935	1,451
Texas	400	2,531	361	2,277	46,163	24,312
Oklahoma	48	1,624	43	1,369	10,467	5,708

Total	504	22,216	454	19,911	138,250	69,264

75% Net Profits Interests
Texas	559	349	150	94	13,542	8,600
Oklahoma	1,255	263	385	81	32,459	18,071

Total	1,814	612	535	175	46,001	26,671

TOTAL	2,318	22,828	989	20,086	$184,251	$95,935

(a)	Based on 12-month average oil price of $88.53 per Bbl and $5.82 per Mcf for gas, based on the first-day-of-the-month price for each month in the period. Discounted estimated future net cash flows from proved reserves increased 4% from year-end 2013 to 2014, primarily because of a 13% increase in natural gas prices, partially offset by a 3% decrease in oil prices.

(b)	Since the trust has defined net profits interests, the trust does not own a specific percentage of the oil and gas reserves. Because trust reserve quantities are determined using an allocation formula, any fluctuations in actual or assumed prices or costs will result in revisions to the estimated reserve quantities allocated to the net profits interests.

(c)	Before income taxes since future net cash flows are not subject to taxation at the trust level. Future net cash flows are discounted at an annual rate of 10%.

Proved reserves consist of the following:

	Underlying Properties		Net Profits Interests
	Proved Reserves		Proved Reserves
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Proved developed reserves	2,318	22,828	989	20,086
Proved undeveloped reserves	—	—	—	—

Total proved reserves	2,318	22,828	989	20,086

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

The XTO Energy reserve engineering group reviews reserve estimates with our third-party petroleum consultants, Miller and Lents, Ltd., independent petroleum engineers. Miller and Lents, Ltd. estimated oil and gas reserves attributable to the underlying properties as of December 31, 2014, 2013, 2012 and 2011. Miller and Lents’ primary technical person responsible for calculating the trust’s reserves has more than 30 years of experience as a reserve engineer. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

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

	90% Net Profits Interests			75% Net Profits Interests			Total
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Production
Underlying Properties
Oil—Sales (Bbls)	72,101	67,989	60,551	149,286	140,358	137,258	221,387	208,347	197,809
Average per day (Bbls)	198	186	165	409	385	375	607	571	540
Gas—Sales (Mcf)	1,605,306	1,586,334	1,840,464	24,062	54,881	31,737	1,629,368	1,641,215	1,872,201
Average per day (Mcf)	4,398	4,346	5,028	66	150	87	4,464	4,496	5,115
Net Profits Interests
Oil—Sales (Bbls)	62,919	59,208	52,851	32,677	26,573	38,740	95,596	85,781	91,591
Average per day (Bbls)	172	162	144	90	73	106	262	235	250
Gas—Sales (Mcf)	1,458,575	1,416,801	1,645,291	5,732	10,321	7,620	1,464,307	1,427,122	1,652,911
Average per day (Mcf)	3,996	3,882	4,495	16	28	21	4,012	3,910	4,516

Average Sales Price
Oil (per Bbl)	$91.15	$90.41	$91.30	$91.64	$89.49	$88.76	$91.48	$89.79	$89.54
Gas (per Mcf)	$6.94	$6.34	$5.80	$11.21	$5.73	$6.56	$7.00	$6.32	$5.81

Oil and gas production by conveyance attributable to the underlying properties for each of the three years ended December 31 were as follows:

	Underlying Gas Production (Mcf)
Conveyance	2014	2013	2012
New Mexico royalty interest	1,111,622	1,130,420	1,410,820
Oklahoma royalty interest	276,549	216,679	189,845
Texas royalty interest	217,135	239,235	239,799
Texas working interest	11,490	16,792	11,043
Oklahoma working interest	12,572	38,089	20,694

Total	1,629,368	1,641,215	1,872,201

	Underlying Oil Production (Bbls)
Conveyance	2014	2013	2012
New Mexico royalty interest	6,382	4,496	4,781
Oklahoma royalty interest	14,914	9,518	6,993
Texas royalty interest	50,804	53,975	48,777
Texas working interest	57,928	54,261	55,803
Oklahoma working interest	91,359	86,097	81,455

Total	221,387	208,347	197,809

Nonproducing Acreage

The underlying nonproducing royalties contain approximately 325,000 gross (approximately 23,000 net) acres in Texas, Oklahoma and New Mexico which were nonproducing at the date of the trust’s creation. The trust is entitled to 10% of oil and gas production attributable to the underlying mineral interests, but is not entitled to delay rental payments or lease bonuses. There has been no significant development of such nonproducing acreage since the trust’s creation.

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

Because the trust is a grantor trust for federal tax purposes, each unitholder is taxed directly on his proportionate share of income, deductions and credits of the trust consistent with each such unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the trust. The income of the trust consists primarily of a specified share of the net profits from the sale of oil and natural gas produced from the underlying properties. During 2014, the trust incurred administration expenses and earned interest income on funds held for distribution.

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

The Treasury Department recently issued guidance providing that the FATCA withholding rules described above generally will apply to qualifying payments made after June 30, 2014. Foreign unitholders are encouraged to consult their own tax advisors regarding the possible implications of these withholding provisions on their investment in trust units.

Some trust units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, collectively referred to herein as “middlemen”). Therefore, the trustee considers the trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Southwest Bank, EIN: 75-1105980, Post Office Box 962020, Fort Worth, Texas, 76162-2020, telephone number 1-855-588-7839, email address trustee@crt-crosstimbers.com, is the representative of the trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the trust as a WHFIT. Tax information is also posted by the trustee at www.crt-crosstimbers.com. Notwithstanding the foregoing, the middlemen holding trust units on behalf of unitholders, and not the trustee of the trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such trust units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose trust units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the trust units.

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

Units of Beneficial Interest

The units of beneficial interest in the trust are listed and traded on the New York Stock Exchange under the symbol “CRT.” The following are the high and low unit sales prices and total cash distributions per unit paid by the trust during each quarter of 2014 and 2013:

	Sales Price		Distributions per Unit
Quarter	High	Low
2014
First	$32.70	$28.90	$0.700660
Second	38.05	30.67	0.627709
Third	34.00	30.10	0.756270
Fourth	31.98	17.04	0.572911

			$2.657550

2013
First	$31.92	$26.07	$0.443246
Second	30.75	25.15	0.516205
Third	30.45	26.61	0.694094
Fourth	31.49	28.27	0.661054

			$2.314599

At December 31, 2014, there were 6,000,000 units outstanding and approximately 256 unitholders of record; 5,831,684 of these units were held by depository institutions.

The trust has no equity compensation plans, nor has it purchased any units during the period covered by this report.

Item 6.	Selected Financial Data

	Year Ended December 31
	2014	2013	2012	2011	2010
Net Profits Income	$16,449,036	$14,290,356	$15,283,504	$18,381,657	$17,142,087
Distributable Income	15,945,300	13,887,594	14,889,588	17,956,494	16,725,324
Distributable Income per Unit	2.657550	2.314599	2.481598	2.992749	2.787554
Distributions per Unit	2.657550	2.314599	2.481598	2.992749	2.787554
Total Assets at Year-End	12,272,598	12,935,109	13,840,567	14,629,000	15,935,049

Item 7.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Calculation of Net Profits Income

The following is a summary of the calculation of net profits income received by the trust:

	Year Ended December 31(a)			Quarter Ended December 31(a)
	2014	2013	2012	2014	2013
Sales Volumes
Oil (Bbls)(b)
Underlying properties	221,387	208,347	197,809	58,165	57,778
Average per day	607	571	540	632	628
Net profits interests	95,596	85,781	91,591	23,316	24,145
Gas (Mcf)(b)
Underlying properties	1,629,368	1,641,215	1,872,201	365,268	410,587
Average per day	4,464	4,496	5,115	3,970	4,463
Net profits interests	1,464,307	1,427,122	1,652,911	323,111	354,337
Average Sales Price
Oil (per Bbl)	$91.48	$89.79	$89.54	$86.61	$100.52
Gas (per Mcf)	$7.00	$6.32	$5.81	$6.19	$6.59
Revenues
Oil sales	$20,251,792	$18,707,290	$17,711,536	$5,037,786	$5,807,841
Gas sales	11,413,196	10,379,310	10,884,489	2,260,838	2,706,425

Total Revenues	31,664,988	29,086,600	28,596,025	7,298,624	8,514,266

Costs
Taxes, transportation and other(e)	3,882,386	3,620,061	3,959,586	845,790	1,076,448
Production expense(c)	5,753,938	5,583,624	5,436,677	1,569,801	1,384,556
Development costs	3,373,537	3,481,306	1,490,054	890,967	1,372,236
Excess costs(d)	(53,971)	1,405	1,183	(54,087)	—

Total Costs	12,955,890	12,686,396	10,887,500	3,252,471	3,833,240

Other Proceeds
Interest income(e)	210,242	—	—	—	—
Net Proceeds	$18,919,340	$16,400,204	$17,708,525	$4,046,153	$4,681,026

Net Profits Income	$16,449,036	$14,290,356	$15,283,504	$3,530,797	$4,045,446

(a)	Because of the interval between time of production and receipt of net profits income by the trust, oil and gas sales for the year ended December 31 generally relate to oil production from November through October and gas production from October through September, while oil and gas sales for the quarter ended December 31 generally relate to oil production from August through October and gas production from July through September.

(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. As product prices change, the trust’s share of the production volumes is impacted as the quantity of production to cover expenses in reaching the net profits break-even level changes inversely with price. As such, the underlying property production volume changes may not correlate with the trust’s net profit share of those volumes in any given period. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)	Production expense is primarily from seven working interest properties in the 75% net profits interest. Six of these properties are not operated by XTO Energy or ExxonMobil. Production expense includes an overhead charge which is deducted and retained by the operator. As of December 31, 2014, this charge was $36,845 per month (including a monthly overhead charge of $5,264 which XTO Energy deducts as operator of the Hewitt Unit) and is subject to adjustment each May based on an oil and gas industry index.

(d)	See Note 7 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

(e)	See Note 10 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

Results of Operations

Years Ended December 31, 2014, 2013 and 2012

Net profits income for 2014 was $16,449,036 as compared with $14,290,356 for 2013 and $15,283,504 for 2012. The 15% increase in net profits income from 2013 to 2014 was primarily because of higher oil and gas prices ($1.3 million), increased oil production ($1.0 million) and a one-time purchaser refund ($0.5 million), partially offset by increased taxes, transportation and other costs ($0.5 million). The 6% decrease in net profits income from 2012 to 2013 was primarily because of higher development costs ($1.5 million) and decreased gas production ($1.3 million), partially offset by higher gas prices ($0.9 million) and increased oil production ($0.8 million). During 2014, 2013 and 2012, 49%, 48% and 49%, respectively, of net profits income was derived from gas sales.

Trust administration expense was $504,167 in 2014 as compared to $403,043 in 2013 and $394,225 in 2012. Interest income was $431 in 2014, $281 in 2013 and $309 in 2012. Changes in interest income are attributable to fluctuations in net profits income and interest rates.

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil production and three months after gas production. Net profits income is generally affected by three major factors:

•	oil and gas sales volumes,
•	oil and gas sales prices, and
•	costs deducted in the calculation of net profits income.

Volumes

Oil.    Underlying oil sales volumes increased 6% from 2013 to 2014 compared to a 5% increase from 2012 to 2013. Oil sales volumes in 2014 increased from 2013 primarily because of increased production from new wells and workovers and the timing of cash receipts, partially offset by natural production decline. Oil sales volumes in 2013 increased from 2012 primarily because of the timing of cash receipts and increased production from new wells and workovers, partially offset by natural production decline.

Gas.    Underlying gas sales volumes decreased 1% from 2013 to 2014 compared to a 12% decrease from 2012 to 2013. Gas sales volumes in 2014 decreased from 2013 primarily because of natural production decline, partially offset by increased production from new wells and workovers and the timing of cash receipts. Gas sales volumes in 2013 decreased from 2012 primarily because of the timing of cash receipts and natural production decline, partially offset by increased production from new wells and workovers.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Prices

Oil.    The average oil price for 2014 was $91.48 per Bbl, a 2% increase from the 2013 average oil price of $89.79, which was relatively flat compared to the 2012 average price of $89.54. Oil prices are expected to remain volatile. The average NYMEX price for November 2014 through January 2015 was $60.89 per Bbl. At February 18, 2015, the average NYMEX oil price for the following 12 months was $57.14 per Bbl.

Gas.    The 2014 average gas price was $7.00 per Mcf, an 11% increase from the 2013 average gas price of $6.32, which was 9% higher than the 2012 average price of $5.81. Natural gas prices are affected by natural gas liquids prices, the level of North American production, weather, crude oil prices, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The average NYMEX price for fourth quarter 2014 was $4.00 per MMBtu. At February 18, 2015, the average NYMEX gas price for the following 12 months was $3.05 per MMBtu.

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

XTO Energy has advised the trustee that increased costs and a missing purchaser payment for oil revenue caused costs to exceed revenues by a total of $70,765 ($53,074 net to the trust) on properties underlying the Texas working interest in November 2014. However, these excess costs did not reduce net proceeds from the remaining conveyances. XTO advised the trustee that decreased costs and increased oil production led to the partial recovery of excess costs, plus accrued interest, of $16,678 ($12,509 net to the trust) in December 2014. Remaining excess costs totaled $53,971 ($40,478 net to the trust) for the period ended December 31, 2014.

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

Total costs deducted in the calculation of net profits income were $13.0 million in 2014, $12.7 million in 2013 and $10.9 million in 2012. The 2% increase in costs from 2013 to 2014 is attributable to increased oil and gas production taxes and other deductions related to higher oil and gas revenues, partially offset by a one-time purchaser refund for coal seam gas deductions and increased production expense related to increased repairs and maintenance costs, partially offset by decreased outside operated costs. In addition, the increase in 2014 total costs was partially offset by lower development costs related to decreased development activity and costs and the timing of expenditures on non-operated Texas and Oklahoma oil properties underlying the 75% net profits interest. The 17% increase in costs from 2012 to 2013 is attributable to higher development costs related to increased development activity and costs and the timing of expenditures on non-operated Texas and Oklahoma oil properties underlying the 75% net profits interest.

Unit operators of the properties underlying the 75% net profits interests have reported total budgeted development costs, net to the underlying properties, of approximately $5.9 million for 2015 and $6.6 million for 2016, as compared to budgeted development costs of $2.4 million and actual development costs of $3.4 million for 2014. Actual development costs often differ from amounts budgeted because of changes in product prices and other factors that may affect the timing or selection of projects.

Other Proceeds

The calculation of net profits income for the quarter ended March 31, 2014 included $519,071 ($467,164 net to the trust), which includes interest of $210,242 ($189,218 net to the trust), related to a one-time purchaser refund for deductions attributable to coal seam gas wells located in the San Juan Basin for the period December 1997 through May 2006.

Fourth Quarter 2014 and 2013

During the quarter ended December 31, 2014, the trust received net profits income totaling $3,530,797, compared with fourth quarter 2013 net profits income of $4,045,446. This 13% decrease is primarily attributable to lower oil and gas prices ($0.7 million) and decreased gas production ($0.3 million), partially offset by lower development costs ($0.4 million).

Administration expense was $93,359 and trust interest income was $28, resulting in fourth quarter 2014 distributable income of $3,437,466, or $0.572911 per unit. Distributable income for fourth quarter 2013 was $3,966,324, or $0.661054 per unit. Distributions to unitholders for the quarter ended December 31, 2014 were:

Record Date	Payment Date	Per Unit
October 31, 2014	November 17, 2014	$0.190114
November 28, 2014	December 12, 2014	0.169747
December 31, 2014	January 15, 2015	0.213050

		$0.572911

Volumes

Fourth quarter 2014 underlying oil sales volumes were 58,165 Bbls, or 1% higher than 2013 levels and underlying gas sales volumes were 365,268 Mcf, or 11% lower than 2013 levels. Oil sales volumes increased in 2014 primarily because of increased production from new wells and workovers, partially offset by natural production decline. Gas sales volumes decreased in 2014 primarily because of the timing of cash receipts and natural production decline, partially offset by increased production from new wells and workovers.

Prices

The average fourth quarter 2014 oil price was $86.61 per Bbl, 14% lower than the fourth quarter 2013 average price of $100.52. The average fourth quarter 2014 gas price was $6.19 per Mcf, 6% lower than the fourth quarter 2013 average price of $6.59. For further information about oil and gas prices, see “Years Ended December 31, 2014, 2013 and 2012 – Prices” above.

Costs

Costs deducted in the calculation of fourth quarter 2014 net profits income decreased $580,769, or 15%, from fourth quarter 2013. This decrease was primarily related to lower development costs related to decreased development activity and costs and the timing of expenditures on non-operated Texas and Oklahoma oil properties underlying the 75% net profits interest. For further information about development costs, see “Years Ended December 31, 2014, 2013 and 2012 – Costs” above.

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

Contractual Obligations

As shown below, the trust had no obligations and commitments to make future contractual payments as of December 31, 2014, other than the December distribution payable to unitholders in January 2015, as shown in the statement of assets, liabilities and trust corpus.

	Payments due by Period
	Total	Less than 1 Year	1 -3 Years	3 -5 Years	More than 5 Years
Distribution payable to unitholders	$1,278,300	$1,278,300	$—	$—	$—

Related Party Transactions

The underlying properties are currently owned by XTO Energy. XTO Energy deducts an overhead charge from monthly net proceeds as reimbursement for costs associated with monitoring the 75% net profits interests. As of December 31, 2014, this monthly charge was $36,845 ($27,634 net to the trust). Included in this monthly overhead charge is a charge XTO Energy deducts as operator of the Hewitt Unit. As of December 31, 2014, monthly overhead attributable to the Hewitt Unit was $5,264 ($3,948 net to the trust). These overhead charges are subject to annual adjustment based on an oil and gas industry index. For further information regarding the trust’s relationship with XTO Energy, see Note 5 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of Cross Timbers Royalty Trust and

Southwest Bank, Trustee

We have audited the accompanying statements of assets, liabilities and trust corpus of Cross Timbers Royalty Trust (the “Trust”) as of December 31, 2014 and 2013, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2014. We also have audited the Trust’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Trustee’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust at December 31, 2014 and 2013, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2014, on the basis of accounting described in Note 2. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 6, 2015

CROSS TIMBERS ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31
	2014	2013
Assets
Cash and short-term investments	$1,278,294	$1,143,391
Interest to be received	6	29
Net profits interests in oil and gas properties—net (Notes 1 and 2)	10,994,298	11,791,689

	$12,272,598	$12,935,109

Liabilities and Trust Corpus
Distribution payable to unitholders	$1,278,300	$1,143,420
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	10,994,298	11,791,689

	$12,272,598	$12,935,109

STATEMENTS OF DISTRIBUTABLE INCOME

	Year Ended December 31
	2014	2013	2012
Net profits income	$16,449,036	$14,290,356	$15,283,504
Interest income	431	281	309

Total income	16,449,467	14,290,637	15,283,813
Administration expense	504,167	403,043	394,225

Distributable income	$15,945,300	$13,887,594	$14,889,588

Distributable income per unit (6,000,000 units)	$2.657550	$2.314599	$2.481598

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year Ended December 31
	2014	2013	2012
Trust corpus, beginning of year	$11,791,689	$12,532,729	$13,415,740
Amortization of net profits interests	(797,391)	(741,040)	(883,011)
Distributable income	15,945,300	13,887,594	14,889,588
Distributions declared	(15,945,300)	(13,887,594)	(14,889,588)

Trust corpus, end of year	$10,994,298	$11,791,689	$12,532,729

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

Southwest Bank is the trustee of the trust. The trust indenture provides, among other provisions, that:

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

U.S. Trust, Bank of America Private Wealth Management, a division of Bank of America, N.A., as trustee of the Cross Timbers Royalty Trust, announced that at the special meeting of the trust’s unitholders held on June 20, 2014, the unitholders of the trust voted to approve the proposal to appoint Southwest Bank as successor trustee of the trust effective August 29, 2014. References to the trustee for periods prior to August 29, 2014 shall mean Bank of America, N.A., and for periods on or after August 29, 2014 shall mean Southwest Bank.

2. Basis of Accounting

The financial statements of the trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with U.S. generally accepted accounting principles:

•	Net profits income is recorded in the month received by the trustee (Note 3).

•	Interest income, interest to be received and distribution payable to unitholders include interest to be earned on net profits income from the monthly record date (last business day of the month) through the date of the next distribution.

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

•	Trust expenses are recorded based on liabilities paid and cash reserves established by the trustee for liabilities and contingencies.

•	Distributions to unitholders are recorded when declared by the trustee (Note 3).

•	The trustee routinely reviews the trust’s net profits interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the trust’s net profits interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the net profits interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of December 31, 2014.

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

The initial carrying value of the net profits interests of $61,100,449 was XTO Energy’s historical net book value of the interests on February 12, 1991, the date of the transfer to the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $50,106,151 as of December 31, 2014 and $49,308,760 as of December 31, 2013.

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

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

In computing net profits income for the 75% net profits interests (Note 3), XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This charge at December 31, 2014 was $36,845 per month, or $442,140 annually (net to the trust of $331,605 annually). Included in this monthly overhead charge is a charge XTO Energy deducts as operator of the Hewitt Unit. As of December 31, 2014, overhead attributable to the Hewitt Unit was $5,264 per month, or $63,168 annually (net to the trust of $47,376 annually). These overhead charges are subject to an annual adjustment based on an oil and gas industry index.

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

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

7. Excess Costs

XTO Energy has advised the trustee that increased costs and a missing purchaser payment for oil revenue caused costs to exceed revenues by a total of $70,765 ($53,074 net to the trust) on properties underlying the Texas working interest in November 2014. However, these excess costs did not reduce net proceeds from the remaining conveyances. XTO advised the trustee that decreased costs and increased oil production led to the partial recovery of excess costs, plus accrued interest, of $16,678 ($12,509 net to the trust) in December 2014. Remaining excess costs totaled $53,971 ($40,478 net to the trust) for the period ended December 31, 2014.

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

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Oil prices used to determine the standardized measure were based on average realized oil prices of $88.53 per Bbl in 2014, $91.03 per Bbl in 2013, and $87.77 per Bbl in 2012 and $90.05 per Bbl in 2011. The weighted average realized gas prices used to determine the standardized measure were $5.82 per Mcf in 2014, $5.15 per Mcf in 2013, and $4.24 per Mcf in 2012 and $6.24 per Mcf in 2011.

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Proved Reserves

	Net Profits Interests						Underlying Properties
	90% Net Profits Interests		75% Net Profits Interests		Total
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Balance, December 31, 2011	505	24,442	606	177	1,111	24,619	2,287	27,740
Extensions, additions and discoveries	14	364	—	—	14	364	15	406
Revisions of prior estimates	22	(1,219)	(61)	(11)	(39)	(1,230)	131	(1,259)
Production	(53)	(1,645)	(39)	(8)	(92)	(1,653)	(198)	(1,872)

Balance, December 31, 2012	488	21,942	506	158	994	22,100	2,235	25,015
Extensions, additions and discoveries	30	321	—	—	30	321	33	357
Revisions of prior estimates	28	(290)	34	18	62	(272)	242	(159)
Production	(59)	(1,417)	(27)	(10)	(86)	(1,427)	(208)	(1,641)

Balance, December 31, 2013	487	20,556	513	166	1,000	20,722	2,302	23,572

Extensions, additions and discoveries	14	499	17	5	31	504	91	576
Revisions of prior estimates	16	314	38	10	54	324	146	309
Production	(63)	(1,458)	(33)	(6)	(96)	(1,464)	(221)	(1,629)

Balance, December 31, 2014	454	19,911	535	175	989	20,086	2,318	22,828

Extensions, additions and discoveries of proved gas reserves are primarily because of development in the San Juan Basin. Revisions of prior estimates are primarily related to changes in prices and costs.

Proved Developed Reserves

	Net Profits Interests						Underlying Properties
	90% Net Profits Interests		75% Net Profits Interests		Total
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
December 31, 2011	505	24,442	606	177	1,111	24,619	2,287	27,740

December 31, 2012	488	21,942	506	158	994	22,100	2,235	25,015

December 31, 2013	487	20,556	513	166	1,000	20,722	2,302	23,572

December 31, 2014	454	19,911	535	175	989	20,086	2,318	22,828

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	90% Net Profits Interests			75% Net Profits Interests			Total
	December 31			December 31			December 31
(in thousands)	2014	2013	2012	2014	2013	2012	2014	2013	2012
Net Profits Interests
Future cash inflows	$151,974	$149,640	$135,561	$49,733	$47,604	$45,016	$201,707	$197,244	$180,577
Future production taxes	(13,724)	(13,466)	(12,125)	(3,732)	(3,553)	(3,381)	(17,456)	(17,019)	(15,506)

Future net cash flows	138,250	136,174	123,436	46,001	44,051	41,635	184,251	180,225	165,071
10% discount factor	(68,986)	(68,480)	(61,967)	(19,330)	(19,151)	(18,172)	(88,316)	(87,631)	(80,139)

Standardized measure	$69,264	$67,694	$61,469	$26,671	$24,900	$23,463	$95,935	$92,594	$84,932

Underlying Properties
Future cash inflows							$338,134	$330,927	$302,147
Future costs							(123,191)	(120,887)	(109,482)

Future net cash flows							214,943	210,040	192,665
10% discount factor							(102,422)	(101,624)	(93,082)

Standardized measure							$112,521	$108,416	$99,583

Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	90% Net Profits Interests			75% Net Profits Interests			Total
(in thousands)	2014	2013	2012	2014	2013	2012	2014	2013	2012
Net Profits Interests
Standardized measure, January 1	$67,694	$61,469	$86,878	$24,900	$23,463	$27,636	$92,594	$84,932	$114,514
Extensions, additions and discoveries	2,096	1,997	1,361	704	—	—	2,800	1,997	1,361
Accretion of discount	5,734	5,202	7,315	2,187	2,063	2,413	7,921	7,265	9,728
Revisions of prior estimates, changes in price and other	7,297	10,967	(22,072)	1,772	1,723	(3,315)	9,069	12,690	(25,387)
Net profits income	(13,557)	(11,941)	(12,013)	(2,892)	(2,349)	(3,271)	(16,449)	(14,290)	(15,284)

Standardized measure, December 31	$69,264	$67,694	$61,469	$26,671	$24,900	$23,463	$95,935	$92,594	$84,932

Underlying Properties
Standardized measure, January 1							$108,416	$99,583	$133,379

Revisions:
Prices and costs							8,570	12,803	(29,822)
Quantity estimates							5,777	5,170	2,363
Accretion of discount							9,285	8,530	11,346
Future development costs							(4,125)	(3,481)	(1,490)
Other							(15)	(5)	5

Net revisions							19,492	23,017	(17,598)
Extensions, additions and discoveries							3,268	2,218	1,512
Production							(22,029)	(19,883)	(19,200)
Development costs							3,374	3,481	1,490

Net change							4,105	8,833	(33,796)

Standardized measure, December 31							$112,521	$108,416	$99,583

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

9. Quarterly Financial Data (Unaudited)

The following is a summary of net profits income, distributable income and distributable income per unit by quarter for 2014 and 2013:

	Net Profits Income	Distributable Income	Distributable Income per Unit
2014
First Quarter	$4,386,145	$4,203,960	$0.700660
Second Quarter	3,859,488	3,766,254	0.627709
Third Quarter	4,672,606	4,537,620	0.756270
Fourth Quarter	3,530,797	3,437,466	0.572911

	$16,449,036	$15,945,300	$2.657550

2013
First Quarter	$2,792,598	$2,659,476	$0.443246
Second Quarter	3,225,021	3,097,230	0.516205
Third Quarter	4,227,291	4,164,564	0.694094
Fourth Quarter	4,045,446	3,966,324	0.661054

	$14,290,356	$13,887,594	$2.314599

10. Other Proceeds

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

Trustee’s Report on Internal Control Over Financial Reporting

The trustee, Southwest Bank, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The trustee conducted an evaluation of the effectiveness of the trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the trustee’s evaluation under the framework in Internal Control—Integrated Framework (2013), the trustee concluded that the trust’s internal control over financial reporting was effective as of December 31, 2014. The effectiveness of the trust’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report under Item 8, Financial Statements and Supplementary Data.

Changes in Internal Control Over Financial Reporting

There were no changes in the trust’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the trust’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Section 16(a) of the Securities Exchange Act of 1934 requires that directors, officers, and beneficial owners of more than 10% of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. To the trustee’s knowledge, based solely on the information furnished to the trustee, the trustee is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the trust units of beneficial interest during and for the year ended December 31, 2014.

Because the trust has no employees, it does not have a code of ethics. Employees of the trustee, Southwest Bank, must comply with the bank’s standards of conduct, a copy of which will be made available to unitholders without charge, upon request by appointment at 2911 Turtle Creek Boulevard, Suite 850, Dallas, Texas, 75219.

Item 11.	Executive Compensation

The trustee received the following annual compensation from 2012 through 2014 as specified in the trust indenture:

	2014	2013	2012
U.S. Trust, Bank of America
Private Wealth Management, Trustee(1)(2)	$20,315	$25,595	$16,192
Southwest Bank, Trustee(1)(2)	$25,024	—	—

(1)	Under the trust indenture, the trustee is entitled to an administrative fee of: (i) 1/20 of 1% of the first $100 million of the annual gross revenue of the trust, and 1/30 of 1% of the annual gross revenue of the trust in excess of $100 million, and (ii) trustee’s standard hourly rates for time in excess of 300 hours annually.

(2)	Compensation for U.S. Trust is for the period January 2014 through August 2014 and compensation for Southwest Bank is for the period September 2014 through December 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

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

In computing net profits income paid to the trust for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This charge at December 31, 2014 was $36,845 per month, or $442,140 annually (net to the trust of $331,605 annually).

Included in this monthly overhead charge is a charge XTO Energy deducts as operator of the Hewitt Unit. As of December 31, 2014 overhead attributable to the Hewitt Unit was $5,264 per month, or $63,168 annually (net to the trust of $47,376 annually). These overhead charges are subject to annual adjustment based on an oil and gas industry index.

See Item 11, Executive Compensation, for the remuneration received by the trustee from 2012 through 2014.

As noted in Item 10, Directors, Executive Officers and Corporate Governance, the trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Item 14.	Principal Accountant Fees and Services

Fees for services performed by PricewaterhouseCoopers LLP and KPMG LLP for the years ended December 31, 2014 and 2013 are:

	2014	2013
Audit fees-KPMG(a)	$—	$5,000
Audit fees-PwC	125,600	104,060
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$125,600	$109,060

(a)	KPMG LLP served as the trust’s independent registered public accounting firm through July 7, 2011, and was replaced by PricewaterhouseCoopers LLP effective on that date.

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

Reports of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2014 and 2013

Statements of Distributable Income for the years ended December 31, 2014, 2013 and 2012

Statements of Changes in Trust Corpus for the years ended December 31, 2014, 2013 and 2012

Notes to Financial Statements

2.	Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.	Exhibits

(4) (a)	Cross Timbers Royalty Trust Indenture amended and restated on January 13, 1992 by NationsBank, N.A., as trustee, heretofore filed as Exhibit 3.1 to the trust’s Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

(b)	Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust, 90%—Texas) from South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross Timbers Partners, L.P. (predecessors of XTO Energy) to NCNB Texas National Bank, as trustee, dated February 12, 1991 (without Schedules A and B), heretofore filed as Exhibit 10.1 to the trust’s Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

(c)	Correction to Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust, 90%—Texas) from South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross Timbers Partners, L.P. (predecessors of XTO Energy) to NCNB Texas National Bank, as trustee, dated September 23, 1991 (without Schedules A and B), heretofore filed as Exhibit 10.2 to the trust’s Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

(d)	Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust, 75%—Texas) from South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross Timbers Partners, L.P. (predecessors of XTO Energy) to NCNB Texas National Bank, as trustee, dated February 12, 1991 (without Schedules A and B), heretofore filed as Exhibit 10.5 to the trust’s Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99.1)	Miller and Lents, Ltd. Report

Copies of the above Exhibits are available to any unitholder, at the actual cost of reproduction, upon written request to the trustee, Southwest Bank, P.O. Box 962020, Fort Worth, Texas 76162-2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSS TIMBERS ROYALTY TRUST
By SOUTHWEST BANK, TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: March 6, 2015	By	/S/ BETH E. CASTEEL
Beth E. Casteel
Vice President—Upstream Business Services

(The trust has no directors or executive officers.)