Form 10-Q
period 2015-03-31
CROSS TIMBERS ROYALTY TRUST
filed 2015-05-05
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Outstanding as of April 1, 2015

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at March 31, 2015, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2015 and 2014, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year. The condensed financial statements as of March 31, 2015, and for the three-month periods ended March 31, 2015 and 2014 have been subjected to a review by PricewaterhouseCoopers LLP, the trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Cross Timbers Royalty Trust and

Southwest Bank, Trustee:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Cross Timbers Royalty Trust (the “Trust”) as of March 31, 2015, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2015 and 2014. These interim financial statements are the responsibility of the Trustee.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus as of December 31, 2014, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein), and in our report dated March 6, 2015, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2014 is fairly stated in all material respects in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Houston, TX

May 5, 2015

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and short-term investments	$794,293	$1,278,294
Interest to be received	3	6
Net profits interests in oil and gas properties—net (Note 1)	10,867,893	10,994,298

	$11,662,189	$12,272,598

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$694,296	$1,278,300
Expense reserve	100,000	—
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	10,867,893	10,994,298

	$11,662,189	$12,272,598

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended March 31
	2015	2014
Net profits income	$2,824,371	$4,386,145
Interest income	12	57

Total income	2,824,383	4,386,202
Administration expense	258,393	182,242

Distributable income	$2,565,990	$4,203,960

Distributable income per unit (6,000,000 units)	$0.427665	$0.700660

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended March 31
	2015	2014
Trust corpus, beginning of period	$10,994,298	$11,791,689
Amortization of net profits interests	(126,405)	(195,891)
Distributable income	2,565,990	4,203,960
Distributions declared	(2,565,990)	(4,203,960)

Trust corpus, end of period	$10,867,893	$11,595,798

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1. Basis of Accounting

The financial statements of Cross Timbers Royalty Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with U.S. generally accepted accounting principles (“GAAP”):

•	Net profits income recorded for a month is the amount computed and paid by XTO Energy Inc., the owner of the underlying properties, to Southwest Bank, as trustee for the trust. XTO Energy is a wholly owned subsidiary of Exxon Mobil Corporation. Net profits income consists of net proceeds received by XTO Energy from the underlying properties in the prior month, multiplied by net profit percentages of 90% for the 90% net profits interests, and 75% for the 75% net profits interests.

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

•	Net profits income is computed separately for each of five conveyances under which the net profits interests were conveyed to the trust. If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from the other conveyances.

•	Interest income, interest to be received and distribution payable to unitholders include interest to be earned on net profits income from the monthly record date (last business day of the month) through the date of the next distribution to unitholders.

•	Trust expenses are recorded based on liabilities paid and cash reserves established by the trustee for liabilities and contingencies.

•	Distributions to unitholders are recorded when declared by the trustee.

•	The trustee routinely reviews the Trust’s net profits interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s net profits interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the net profits interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of March 31, 2015.

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

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $50,232,556 as of March 31, 2015 and $50,106,151 as of December 31, 2014.

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

4. Excess Costs

XTO Energy advised the trustee that lower oil prices and increased costs caused costs to exceed revenues by a total of $405,868 ($304,401 net to the trust) in January and March 2015 and lower oil prices caused costs to exceed revenues by a total of $4,469 ($3,352 net to the trust) in February 2015 on properties underlying the Texas working interest. However, these excess costs did not reduce net proceeds from the remaining conveyances.

XTO Energy advised the trustee that lower oil prices caused costs to exceed revenues by a total of $43,414 ($32,560 net to the trust) in March 2015 on properties underlying the Oklahoma working interest. However, these excess costs did not reduce net proceeds from the remaining conveyances.

Cumulative excess costs for the Texas and Oklahoma working interest conveyances remaining as of March 31, 2015 totaled $507,722 ($380,791 net to the trust).

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

Item 2. Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the trustee’s discussion and analysis contained in the trust’s 2014 Annual Report on Form 10-K, as well as the condensed financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the trust’s web site at www.crt-crosstimbers.com.

Distributable Income

For the quarter ended March 31, 2015, net profits income was $2,824,371 compared to $4,386,145 for first quarter 2014. This 36% decrease in net profits income is primarily the result of lower oil and gas prices ($1.7 million), a one-time purchaser refund included in 2014 ($0.5 million) and decreased gas production ($0.3 million), partially offset by decreased taxes, transportation and other costs ($0.4 million), excess costs on the Texas and Oklahoma working interest properties in 2015 ($0.3 million) and lower development costs ($0.2 million). See “Net Profits Income” below.

After considering interest income of $12 and administration expense of $258,393, distributable income for the quarter ended March 31, 2015 was $2,565,990, or $0.427665 per unit of beneficial interest. Administration expense for the quarter increased $76,151 from the prior year quarter. Administration expense for the first quarter of 2015 included $100,000, which the trustee reserved for administrative expenses. For first quarter 2014, distributable income was $4,203,960, or $0.700660 per unit. Distributions to unitholders for the quarter ended March 31, 2015 were:

Record Date	Payment Date	Distribution per Unit
January 30, 2015	February 13, 2015	$0.160251
February 27, 2015	March 13, 2015	0.151698
March 31, 2015	April 14, 2015	0.115716

		$0.427665

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

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended March 31 (a)		Increase
	2015	2014	(Decrease)
Sales Volumes
Oil (Bbls) (b)
Underlying properties	59,883	56,541	6%
Average per day	651	615	6%
Net profits interests	20,757	23,688	(12%)
Gas (Mcf) (b)
Underlying properties	368,231	432,911	(15%)
Average per day	4,003	4,706	(15%)
Net profits interests	321,520	407,015	(21%)
Average Sales Prices
Oil (per Bbl)	$62.80	$90.14	(30%)
Gas (per Mcf)	$5.71	$6.94	(18%)
Revenues
Oil sales	$3,760,645	$5,096,663	(26%)
Gas sales	2,102,668	3,005,014	(30%)

Total Revenues	5,863,313	8,101,677	(28%)

Costs
Taxes, transportation and other (e)	741,563	935,115	(21%)
Production expense (c)	1,745,022	1,434,551	22%
Development costs	644,775	944,250	(32%)
Excess costs (d)	(453,751)	116	—

Total Costs	2,677,609	3,314,032	(19%)

Other Proceeds
Interest income (e)	—	210,242	—
Net Proceeds	$3,185,704	$4,997,887	(36%)

Net Profits Income	$2,824,371	$4,386,145	(36%)

(a)	Because of the interval between time of production and receipt of royalty income by the trust, oil and gas sales for the quarter ended March 31 generally represent oil production for the period November through January and gas production for the period October through December.
(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. As product prices change, the trust’s share of the production volumes is impacted as the quantity of production to cover expenses in reaching the net profits break-even level changes inversely with price. As such, the underlying property production volume changes may not correlate with the trust’s net profit share of those volumes in any given period. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.
(c)	Production expense is primarily from seven working interest properties in the 75% net profits interest. Six of these properties are not operated by XTO Energy or ExxonMobil. Production expense includes an overhead charge which is deducted and retained by the operator. As of March 31, 2015, this charge was $36,845 per month (including a monthly overhead charge of $5,264 which XTO Energy deducts as operator of the Hewitt Unit) and is subject to adjustment each May based on an oil and gas industry index.
(d)	See Note 4 to Condensed Financial Statements.
(e)	See Note 5 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from first quarter 2014 to first quarter 2015:

Sales Volumes

Oil

Oil sales volumes increased 6% from first quarter 2014 to first quarter 2015 primarily because of increased production from new wells and workovers and the timing of cash receipts, partially offset by natural production decline.

Gas

Gas sales volumes decreased 15% from first quarter 2014 to first quarter 2015 primarily because of the timing of cash receipts and natural production decline, partially offset by increased production from new wells and workovers.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Oil

The first quarter 2015 average oil price was $62.80 per Bbl, a 30% decrease from the first quarter 2014 average price of $90.14 per Bbl. Oil prices are expected to remain volatile. The first quarter 2015 oil price is primarily related to production from November 2014 through January 2015, when the average NYMEX price was $60.89 per Bbl. The average NYMEX price for February and March 2015 was $49.80 per Bbl. At April 28, 2015, the average NYMEX futures price for the following twelve months was $60.84 per Bbl.

Gas

The first quarter 2015 average gas price was $5.71 per Mcf, an 18% decrease from the first quarter 2014 average price of $6.94 per Mcf. Natural gas prices are affected by natural gas liquids prices, the level of North American production, weather, crude oil, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The first quarter 2015 gas price is primarily related to production from October through December 2014, when the average NYMEX price was $4.00 per MMBtu. The average NYMEX price for January through March 2015 was $2.98 per MMBtu. At April 28, 2015, the average NYMEX futures price for the following twelve months was $2.79 per MMBtu.

Costs

Taxes, Transportation and Other

Taxes, transportation and other decreased 21% for the first quarter primarily because of decreased oil and gas production taxes and other deductions related to lower oil and gas revenues, partially offset by a one-time purchaser refund for coal seam gas deductions included in 2014 and increased property taxes related to increased valuations.

Production Expense

Production expense increased 22% for the first quarter primarily because of increased outside operated, repairs and maintenance and labor costs, partially offset by decreased non-operated overhead costs.

Development Costs

Development costs decreased 32% for the first quarter primarily because of the timing of cash expenditures and decreased activity and costs related to non-operated Texas and Oklahoma oil properties underlying the 75% net profits interests.

XTO advised the trustee that unit operators for the underlying Texas and Oklahoma working interest oil properties have reported revised 2015 budgeted development costs of $4.4 million, a decrease from $5.9 million previously reported in the 2014 Annual Report on Form 10-K.

Excess Costs

XTO Energy advised the trustee that lower oil prices and increased costs caused costs to exceed revenues by a total of $405,868 ($304,401 net to the trust) in January and March 2015 and lower oil prices caused costs to exceed revenues by a total of $4,469 ($3,352 net to the trust) in February 2015 on properties underlying the Texas working interest. However, these excess costs did not reduce net proceeds from the remaining conveyances.

XTO Energy advised the trustee that lower oil prices caused costs to exceed revenues by a total of $43,414 ($32,560 net to the trust) in March 2015 on properties underlying the Oklahoma working interest. However, these excess costs did not reduce net proceeds from the remaining conveyances.

Cumulative excess costs for the Texas and Oklahoma working interest conveyances remaining as of March 31, 2015 totaled $507,722 ($380,791 net to the trust).

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

Forward-Looking Statements

Statements in this report relating to future plans, predictions, events or conditions are forward-looking statements. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements regarding the net profits interests, underlying properties, development activities, development, production and other costs and expenses, oil and gas prices and differentials to NYMEX prices, distributions to unitholders, industry and market conditions and the satisfaction or waiver of conditions to the trustee’s resignation, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2014, which is incorporated by this reference as though fully set forth herein. XTO Energy and the trustee assume no duty to update these statements as of any future date.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the trust’s market risks from the information disclosed in Part II, Item 7A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

PART II—OTHER INFORMATION

Item 1.

  Not applicable.

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2014.

Items 2 through 5.

Not applicable.

Item 6. Exhibits.

(a) Exhibits.

Exhibit Number and Description

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 1A, 7 and 7A to the Annual Report on Form 10-K for Cross Timbers Royalty Trust filed with the Securities and Exchange Commission on March 6, 2015 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSS TIMBERS ROYALTY TRUST
By SOUTHWEST BANK, TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: May 5, 2015	By	/s/ BETH E. CASTEEL
Beth E. Casteel
Vice President—Upstream Business Services