Form 10-Q
period 2015-09-30
CROSS TIMBERS ROYALTY TRUST
filed 2015-11-06
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Outstanding as of October 1, 2015

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at September 30, 2015, and the distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2015 and 2014, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year. The condensed financial statements as of September 30, 2015, and for the three-month and nine-month periods ended September 30, 2015 and 2014 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Cross Timbers Royalty Trust and

Southwest Bank, Trustee:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Cross Timbers Royalty Trust (the “Trust”) as of September 30, 2015, and the related condensed statements of distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2015 and 2014. These interim financial statements are the responsibility of the Trustee.

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

/s/ PricewaterhouseCoopers LLP
Dallas, TX
November 6, 2015

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

Cash and short-term investments	$691,127	$1,278,294

Interest to be received	3	6

Net profits interests in oil and gas properties - net (Note 1)	10,676,288	10,994,298

	$11,367,418	$12,272,598

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$566,130	$1,278,300

Expense reserve (a)	125,000	—

Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	10,676,288	10,994,298

	$11,367,418	$12,272,598

(a)	Expense reserve allows trustee to maintain an estimated three months of administrative expenses on hand should it be unable to pay them out of the net profits income.

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

Net profits income	$1,894,473	$4,672,606	$6,570,157	$12,918,239

Interest income	8	281	31	403

Total income	1,894,481	4,672,887	6,570,188	12,918,642

Administration expense	133,817	135,267	506,906	410,808

Distributable income	$1,760,664	$4,537,620	$6,063,282	$12,507,834

Distributable income per unit (6,000,000 units)	$0.293444	$0.756270	$1.010547	$2.084639

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

Trust corpus, beginning of period	$10,778,704	$11,413,277	$10,994,298	$11,791,689

Amortization of net profits interests	(102,416)	(248,822)	(318,010)	(627,234)

Distributable income	1,760,664	4,537,620	6,063,282	12,507,834

Distributions declared	(1,760,664)	(4,537,620)	(6,063,282)	(12,507,834)

Trust corpus, end of period	$10,676,288	$11,164,455	$10,676,288	$11,164,455

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

The financial statements of Cross Timbers Royalty Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with U.S. generally accepted accounting principles (“GAAP”):

•	Net profits income recorded for a month is the amount computed and paid by XTO Energy Inc., the owner of the underlying properties, to Southwest Bank, as the trustee for the Trust. XTO Energy is a wholly owned subsidiary of Exxon Mobil Corporation. Net profits income consists of net proceeds received by XTO Energy from the underlying properties in the prior month, multiplied by net profit percentages of 90% for the 90% net profits interests, and 75% for the 75% net profits interests.

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

•	Net profits income is computed separately for each of five conveyances under which the net profits interests were conveyed to the Trust. If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from the other conveyances.

•	Interest income, interest to be received and distribution payable to unitholders include interest to be earned on net profits income from the monthly record date (last business day of the month) through the date of the next distribution to unitholders.

•	Trust expenses are recorded based on liabilities paid and cash reserves established by the trustee for liabilities and contingencies.

•	Distributions to unitholders are recorded when declared by the trustee.

•	The trustee routinely reviews the Trust’s net profits interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s net profits interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the net profits interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. In general, the trustee does not view temporarily low prices or margins as a trigger event for conducting the impairment tests. The markets for crude oil and natural gas have a history of significant price volatility. Although prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. There is no impairment of the assets as of September 30, 2015.

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

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the Trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $50,424,161 as of September 30, 2015 and $50,106,151 as of December 31, 2014.

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

4.	Excess Costs

		Conveyances
		(Underlying)

	TX WI	OK WI	Total

Cumulative excess costs remaining at 12/31/14	$(53,971)	$—	$(53,971)
Net excess costs for the quarter ended 3/31/15	(410,337)	(43,414)	(453,751)
Net excess costs for the quarter ended 6/30/15	(310,588)	(807,158)	(1,117,746)
Net excess costs for the quarter ended 9/30/15	(88,604)	(9,635)	(98,239)

Cumulative excess costs remaining at 9/30/15	$(863,500)	$(860,207)	$(1,723,707)

XTO Energy advised the trustee that lower oil prices and increased costs caused costs to exceed revenues by a total of $108,730 ($81,548 net to the Trust) on properties underlying the Texas working interest for the quarter ended September 30, 2015. XTO Energy advised the trustee that decreased costs in August 2015 led to the partial recovery of excess costs, plus accrued interest, of $20,126 ($15,095 net to the Trust) for the quarter ended September 30, 2015. XTO Energy advised the trustee that lower oil prices caused costs to exceed revenues by a total of $310,588 ($232,941 net to the Trust) on properties underlying the Texas working interest for the quarter ended June 30, 2015. XTO Energy advised the trustee that lower oil prices and increased costs caused costs to exceed revenues by a total of $410,337 ($307,753 net to the Trust) on properties underlying the Texas working interest for the quarter ended March 31, 2015. However, these excess costs did not reduce net proceeds from the remaining conveyances.

XTO Energy advised the trustee that a missing payment from a purchaser, lower oil prices and decreased oil production caused costs to exceed revenues by a total of $155,439 ($116,579 net to the Trust) on properties underlying the Oklahoma working interest for the quarter ended September 30, 2015. XTO Energy advised the trustee that increased oil production and decreased costs in August 2015 led to the partial recovery of excess costs, plus accrued interest, of $145,804 ($109,353 net to the Trust) for the quarter ended September 30, 2015. XTO Energy advised the trustee that lower oil prices, decreased oil production and increased costs caused costs to exceed revenues by a total of $807,158 ($605,369 net to the Trust) on properties underlying the Oklahoma working interest for the quarter ended June 30, 2015. Lower oil prices caused costs to exceed revenues by a total of $43,414 ($32,560 net to the Trust) on properties underlying the Oklahoma working interest for the quarter ended March 31, 2015. However, these excess costs did not reduce net proceeds from the remaining conveyances.

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

Cumulative excess costs remaining for the Texas and Oklahoma working interest conveyances as of September 30, 2015 totaled $1,723,707 ($1,292,780 net to the Trust).

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

Distributable Income

Quarter

For the quarter ended September 30, 2015, net profits income was $1,894,473 compared to $4,672,606 for third quarter 2014. This 59% decrease in net profits income is primarily the result of lower oil and gas prices ($3.0 million) and decreased gas production ($0.2 million), partially offset by decreased taxes, transportation and other costs ($0.3 million) and decreased development costs ($0.1 million). See “Net Profits Income” on the following page.

After considering interest income of $8 and administration expense of $133,817, distributable income for the quarter ended September 30, 2015 was $1,760,664, or $0.293444 per unit of beneficial interest. Administrative expense for the quarter decreased $1,450 from the prior year quarter. For third quarter 2014, distributable income was $4,537,620, or $0.756270 per unit. Distributions to unitholders for the quarter ended September 30, 2015 were:

Record Date	Payment Date	Distribution per Unit
July 31, 2015	August 14, 2015	$0.099748
August 31, 2015	September 15, 2015	0.099341
September 30, 2015	October 15, 2015	0.094355

		$0.293444

Nine Months

For the nine months ended September 30, 2015, net profits income was $6,570,157 compared to $12,918,239 for the same 2014 period. This 49% decrease in net profits income is primarily the result of lower oil and gas prices ($8.0 million), decreased gas production ($0.6 million) and increased production expense ($0.4 million), partially offset by excess costs on the Texas and Oklahoma working interest properties in 2015 ($1.3 million), decreased taxes, transportation and other costs ($1.0 million) and increased oil production ($0.6 million). See “Net Profits Income” below.

After considering interest income of $31 and administration expense of $506,906, distributable income for the nine months ended September 30, 2015 was $6,063,282, or $1.010547 per unit of beneficial interest. Administrative expense for the nine months ended September 30, 2015 increased $96,098 from the prior year nine-month period. Administration expense for the nine months ended September 30, 2015 included $125,000 which the trustee reserved for administrative expenses. For the nine months ended September 30, 2014, distributable income was $12,507,834, or $2.084639 per unit.

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

The following is a summary of the calculation of net profits income received by the trust:

	Three Months			Nine Months
	Ended September 30 (a)		Increase	Ended September 30 (a)		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
Sales Volumes
Oil (Bbls) (b)
Underlying properties	57,308	56,975	1%	175,438	163,222	7%
Average per day	623	619	1%	643	598	8%
Net profits interests	15,864	27,843	(43%)	54,090	72,280	(25%)

Gas (Mcf) (b)
Underlying properties	395,003	459,856	(14%)	1,106,732	1,264,100	(12%)
Average per day	4,341	5,053	(14%)	4,054	4,630	(12%)
Net profits interests	342,106	405,610	(16%)	961,542	1,141,196	(16%)

Average Sales Prices
Oil (per Bbl)	$54.07	$95.31	(43%)	$55.49	$93.21	(40%)
Gas (per Mcf)	$3.82	$6.64	(42%)	$4.48	$7.24	(38%)

Revenues
Oil sales	$3,098,844	$5,430,150	(43%)	$9,734,606	$15,214,006	(36%)
Gas sales	1,507,409	3,054,331	(51%)	4,958,030	9,152,358	(46%)

Total Revenues	4,606,253	8,484,481	(46%)	14,692,636	24,366,364	(40%)

Costs
Taxes, transportation and other (e)	629,976	992,434	(37%)	1,975,538	3,036,596	(35%)
Production expense (c)	1,431,122	1,385,907	3%	4,707,135	4,184,137	12%
Development costs	538,424	672,596	(20%)	2,332,011	2,482,570	(6%)
Excess costs (d)	(98,239)	166	—	(1,669,736)	116	—

Total Costs	2,501,283	3,051,103	(18%)	7,344,948	9,703,419	(24%)

Other Proceeds
Interest income (e)	—	—	—	—	210,242	(100%)

Net Proceeds	$2,104,970	$5,433,378	(61%)	$7,347,688	$14,873,187	(51%)

Net Profits Income	$1,894,473	$4,672,606	(59%)	$6,570,157	$12,918,239	(49%)

(a)	Because of the interval between time of production and receipt of royalty income by the Trust, (1) oil and gas sales for the quarter ended September 30 generally represent oil production for the period May through July and gas production for the period April through June and (2) oil and gas sales for the nine-months ended September 30 generally represent oil production for the period November through July and gas production for the period October through June.
(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. As product prices change, the Trust’s share of the production volumes is impacted as the quantity of production to cover expenses in reaching the net profits break-even level changes inversely with price. As such, the underlying property production volume changes may not correlate with the Trust’s net profit share of those volumes in any given period. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.
(c)	Production expense is primarily from seven working interest properties in the 75% net profits interest. Six of these properties are not operated by XTO Energy or ExxonMobil. Production expense includes an overhead charge which is deducted and retained by the operator. As of September 30, 2015, this charge was $38,430 per month (including monthly overhead charge of $5,490 which XTO Energy deducts as operator of the Hewitt Unit) and is subject to adjustment each May based on an oil and gas industry index.
(d)	See Note 4 to Condensed Financial Statements.
(e)	See Note 5 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from third quarter 2014 to third quarter 2015 and from the first nine months of 2014 to the comparable period in 2015:

Sales Volumes

Oil

Oil sales volumes increased 1% for third quarter and 7% for the first nine months of 2015 as compared with the same 2014 periods primarily because of increased production from new wells and workovers and the timing of cash receipts, partially offset by natural production decline.

Gas

Gas sales volumes decreased 14% for third quarter 2015 as compared with the same 2014 period primarily because of the timing of cash receipts and natural production decline. Gas sales volumes decreased 12% for the first nine months of 2015 as compared with the same 2014 period primarily because of the timing of cash receipts and natural production decline, partially offset by increased production from new wells and workovers.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Oil

The average oil price decreased 43% to $54.07 per Bbl for the third quarter and decreased 40% to $55.49 per Bbl for the nine-month period. Oil prices are expected to remain volatile. The third quarter 2015 oil price is primarily related to production from May through July 2015, when the average NYMEX price was $56.89 per Bbl. The average NYMEX price for August and September 2015 was $43.99 per Bbl. At October 21, 2015, the average NYMEX futures price for the following twelve months was $48.31 per Bbl.

Gas

Gas prices for the third quarter decreased 42% to $3.82 per Mcf and for the nine-month period decreased 38% to $4.48 per Mcf. Natural gas prices are affected by natural gas liquids prices, the level of North American production, weather, crude oil prices, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The third quarter 2015 gas price is primarily related to production from April through June 2015, when the average NYMEX price was $2.64 per MMBtu. The average NYMEX price for July through September 2015 was $2.77 per MMBtu. At October 21, 2015, the average NYMEX futures price for the following twelve months was $2.68 per MMBtu.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs decreased 37% for the third quarter primarily because of decreased oil and gas production taxes and other deductions related to lower oil and gas revenues. Taxes, transportation and other costs decreased 35% for the nine-month period primarily because of decreased oil and gas production taxes and other deductions related to lower oil and gas revenues, partially offset by a one-time purchaser refund for coal seam gas deductions included in 2014 and increased property taxes related to increased valuations.

Production Expense

Production expense increased 3% for the third quarter primarily because of increased repairs and maintenance costs. Production expense increased 12% for the nine-month period primarily because of increased outside operated and repairs and maintenance costs, partially offset by decreased non-operated overhead costs.

Development Costs

Development costs decreased 20% for the third quarter and 6% for the nine-month period primarily because of the timing of expenditures and decreased activity and costs related to non-operated Texas and Oklahoma oil properties underlying the 75% net profits interest.

Excess Costs

XTO Energy advised the trustee that lower oil prices and increased costs caused costs to exceed revenues by a total of $108,730 ($81,548 net to the Trust) on properties underlying the Texas working interest for the quarter ended September 30, 2015. XTO Energy advised the trustee that decreased costs in August 2015 led to the partial recovery of excess costs, plus accrued interest, of $20,126 ($15,095 net to the Trust) for the quarter ended September 30, 2015. XTO Energy advised the trustee that lower oil prices caused costs to exceed revenues by a total of $310,588 ($232,941 net to the Trust) on properties underlying the Texas working interest for the quarter ended June 30, 2015. XTO Energy advised the trustee that lower oil prices and increased costs caused costs to exceed revenues by a total of $410,337 ($307,753 net to the Trust) on properties underlying the Texas working interest for the quarter ended March 31, 2015. However, these excess costs did not reduce net proceeds from the remaining conveyances.

XTO Energy advised the trustee that a missing payment from a purchaser, lower oil prices and decreased oil production caused costs to exceed revenues by a total of $155,439 ($116,579 net to the Trust) on properties underlying the Oklahoma working interest for the quarter ended September 30, 2015. XTO Energy advised the trustee that increased oil production and decreased costs in August 2015 led to the partial recovery of excess costs, plus accrued interest, of $145,804 ($109,353 net to the Trust) for the quarter ended September 30, 2015. XTO Energy advised the trustee that lower oil prices, decreased oil production and increased costs caused costs to exceed revenues by a total of $807,158 ($605,369 net to the Trust) on properties underlying the Oklahoma working interest for the quarter ended June 30, 2015. Lower oil prices caused costs to exceed revenues by a total of $43,414 ($32,560 net to the Trust) on properties underlying the Oklahoma working interest for the quarter ended March 31, 2015. However, these excess costs did not reduce net proceeds from the remaining conveyances.

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

Cumulative excess costs remaining for the Texas and Oklahoma working interest conveyances as of September 30, 2015 totaled $1,723,707 ($1,292,780 net to the Trust).

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

CROSS TIMBERS ROYALTY TRUST
By SOUTHWEST BANK, TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: November 6, 2015	By	/S/ BETH E. CASTEEL
Beth E. Casteel
Vice President - Upstream Business Services