Form 10-K
period 2015-12-31
CROSS TIMBERS ROYALTY TRUST
filed 2016-03-11
CIK 881787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015	Commission file number 1-10982

Cross Timbers Royalty Trust

(Exact Name of Registrant as Specified in the Cross Timbers Royalty Trust Indenture)

Texas	75-6415930
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Southwest Bank Trustee P.O. Box 962020 Fort Worth, Texas	76162-2020
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number Including Area Code: (855) 588-7839

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units of Beneficial Interest	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐        No  ☒

The aggregate market value of the units of beneficial interest of the Trust, based on the closing price on the New York Stock Exchange as of June 30, 2015 (the last business day of its most recently completed second fiscal quarter), held by non-affiliates of the registrant on that date was approximately $99 million.

At February 15, 2016, there were 6,000,000 units of beneficial interest of the Trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Listed below is the only document parts of which are incorporated herein by reference and the parts of this report into which the document is incorporated:

None

CROSS TIMBERS ROYALTY TRUST

2015 ANNUAL REPORT ON FORM 10-K

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

On June 25, 2010, XTO Energy became a wholly owned subsidiary of Exxon Mobil Corporation.

Under the terms of each of the five conveyances, the Trust receives net profits income from the net profits interests generally on the last business day of each month. Net profits income is determined by XTO Energy by multiplying the net profit percentage (90% or 75%) times net proceeds from the underlying properties for each conveyance during the previous month. Net proceeds are the gross proceeds received from the sale of production, less “production costs,” as defined in the conveyances. For the 90% net profits interests and the 75% net profits interests, production costs generally include applicable property taxes, transportation, marketing and other charges. For the 75% net profits interests only, production costs also include capital and operating costs paid (e.g., drilling, production and other direct costs of owning and operating the property) and a monthly overhead charge that is adjusted annually. The monthly overhead charge at December 31, 2015 was $38,430 ($28,823 net to the Trust). XTO Energy deducts an overhead charge as operator of the Hewitt Unit. As of December 31, 2015, monthly overhead attributable to the Hewitt Unit was $5,490 ($4,118 net to the Trust). If production costs exceed gross proceeds for any conveyance, this excess is carried forward to future monthly computations of net proceeds until the excess costs (plus interest accrued as specified in the conveyances) are completely recovered. Excess production costs and related accrued interest from one conveyance cannot be used to reduce net proceeds from any other conveyance.

Costs exceeded revenues on properties underlying the Texas working interest in January 2015 through July 2015, September 2015 through December 2015, January 2014, November 2014, January 2013, March 2013 and April 2013, and on properties underlying the Oklahoma working interest in March 2015 through July 2015, September 2015 through December 2015 and June 2014. Remaining cumulative excess costs totaled $2,026,071 ($1,519,553 net to the Trust) for the period ended December 31, 2015. For further information on excess costs, see Trustee’s Discussion and Analysis of Financial Condition and Results of Operations, under Item 7.

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

Approximately 56% of the net profits income received by the Trust during 2015, as well as 66% of the estimated proved reserves of the net profits interests at December 31, 2015 (based on estimated future net cash flows using 12-

month average oil and gas prices, based on the first-day-of-the-month price for each month in the period), is attributable to natural gas. There is generally a greater demand for gas during the winter. Otherwise, trust income is not subject to seasonal factors, nor dependent upon patents, licenses, franchises or concessions. The Trust conducts no research activities.

The oil and gas industry is highly competitive in all its phases. Operators of the properties in which the Trust holds interests encounter competition from other oil and gas companies and from individual producers and operators. Oil and natural gas are commodities, for which market prices are determined by external supply and demand factors.

The oil and gas industry has been challenged throughout 2015 with abundance of crude oil and natural gas supplies causing commodity prices to decrease. However, current market conditions are not necessarily indicative of future conditions.

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

The Trust’s monthly cash distributions are highly dependent upon the prices realized from the sale of natural gas and oil. Oil and natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and XTO Energy. Factors that contribute to price fluctuations include instability in oil-producing regions, worldwide economic conditions, weather conditions, the supply and price of domestic and foreign oil, natural gas and natural gas liquids, consumer demand, the price and availability of alternative fuels, the proximity to, and capacity of, transportation facilities and the effect of worldwide energy conservation measures. Moreover, government regulations, such as regulation of natural gas transportation and price controls, can affect product prices. A significant decline in oil or natural gas prices could have a material adverse effect on the amount of oil and natural gas that is economic to produce, Trust net profits (and therefore cash available for distribution to unitholders) and proved reserves attributable to the Trust’s interests. The volatility of energy prices reduces the predictability of future cash distributions to trust unitholders.

Higher production expense and/or development costs, without concurrent increases in revenue, will directly decrease the net proceeds payable to the Trust from the properties underlying the 75% net profits interests.

Production expense and development costs are deducted in the calculation of the trust’s share of net proceeds from properties underlying the 75% net profits interests. Accordingly, higher or lower production expense and development costs, without concurrent changes in revenue, will directly decrease or increase the amount received by the Trust for its 75% net profits interests. If development costs and production expense for properties underlying the 75% net profits in a particular state exceed the production proceeds from the properties (as was the case with respect to the properties underlying the Texas working interest in January 2015 through July 2015, September 2015 through December 2015, January 2014, November 2014, January 2013, March 2013 and April 2013, and on properties underlying the Oklahoma working interest in March 2015 through July 2015, September 2015 through December 2015 and June 2014), the Trust will not receive net proceeds for those properties until future proceeds from production in that state exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs.

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

Operational risks and hazards associated with the development and operations of the underlying properties may decrease trust distributions.

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

The Trust does not lend money and has limited ability to borrow money, which the trustee believes limits the trust’s risk from the currently tight credit markets. The trust’s future royalty income, however, may be subject to risks relating to the creditworthiness of the operators of the underlying properties and other purchasers of crude oil and natural gas produced from the underlying properties. This creditworthiness may be impacted by the price of crude oil and natural gas.

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

The net proceeds payable to the Trust are derived from the sale of hydrocarbons from depleting assets. Future maintenance and development projects on the underlying properties will affect the quantity of proved reserves and can offset the reduction in the depletion of proved reserves. The timing and size of these projects will depend on the market prices of oil and natural gas. If the operator(s) of the properties do not implement additional maintenance and development projects, the future rate of production decline of proved reserves may be higher than the rate currently expected by the trust. Because the net proceeds payable to the Trust are derived from the sale of hydrocarbons from depleting assets, the portion of distributions to unitholders attributable to depletion may be considered a return on capital as opposed to a return on investment. Distributions that are a return of capital will ultimately diminish the depletion tax benefits available to the unitholders, which could reduce the market value of the units over time. Eventually, the properties underlying the trust’s net profits interest will cease to produce in commercial quantities and the Trust will, therefore, cease to receive any net proceeds therefrom.

Terrorism and geopolitical hostilities could adversely affect trust distributions or the market price of the Trust units.

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

The net profits interests can be sold and the Trust would be terminated. The Trust will also be terminated if it fails to generate sufficient gross proceeds.

The Trust may sell the net profits interests if the holders of 80% or more of the outstanding trust units approve the sale or vote to terminate the trust. The Trust will terminate if it fails to generate gross proceeds from the underlying properties of at least $1,000,000 per year over any successive two-year period. Sale of all of the net profits interests will terminate the trust. The net proceeds of any sale must be for cash with the proceeds promptly distributed to the Trust unitholders.

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

Drilling oil and natural gas wells involves numerous risks, including the risk that commercially productive oil and natural gas reservoirs are not encountered. The presence of unanticipated pressures or irregularities in formations, miscalculations or accidents may cause drilling activities to be unsuccessful. In addition, there is often uncertainty as to the future cost or timing of drilling, completing and operating wells. Further, development activities may be curtailed, delayed or canceled as a result of a variety of factors, including:

•	continued low oil or natural gas prices;
•	unexpected drilling conditions;
•	title problems;
•	restricted access to land for drilling or laying pipeline;
•	pressure or irregularities in formations;
•	equipment failures or accidents;
•	adverse weather conditions; and
•	costs of, or shortages or delays in the availability of, drilling rigs, tubular materials and equipment.

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

Extensive federal, state and local regulation of the oil and natural gas industry significantly affects operations on the underlying properties. In particular, oil and natural gas development and production are subject to stringent environmental regulations. These regulations have increased the costs of planning, designing, drilling, installing, operating and abandoning oil and natural gas wells and other related facilities, which costs could reduce net proceeds payable to the Trust and trust distributions. These regulations may become more demanding in the future. See “Regulation” on pp. 13-17 and “Greenhouse Gas Emissions and Climate Change Regulations” on p. 23.

Item 1B.	Unresolved Staff Comments

As of December 31, 2015, the Trust did not have any unresolved Securities and Exchange Commission staff comments.

Item 2.	Properties

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

The net profits interests comprise:

•	the 90% net profits interests which are carved from:

a)	producing royalty and overriding royalty interest properties in Texas, Oklahoma and New Mexico, and

b)	11.11% nonparticipating royalty interests in nonproducing properties located primarily in Texas and Oklahoma; and

•	the 75% net profits interests which are carved from working interests in four properties in Texas and three properties in Oklahoma.

All underlying royalties, underlying nonproducing royalties and underlying working interest properties are currently owned by XTO Energy. XTO Energy may sell all or any portion of the underlying properties at any time, subject to and burdened by the net profits interests.

The underlying properties include over 2,900 producing properties with established production histories in Texas, Oklahoma and New Mexico. The average reserve-to-production index for the underlying properties as of December 31, 2015 is approximately 10 years. This index is calculated using total proved reserves and estimated 2016 production for the underlying properties. The projected 2016 production is from proved developed producing reserves as of December 31, 2015. Based on estimated future net cash flows at 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, the proved reserves of the underlying properties are approximately 34% oil and 66% natural gas. The underlying properties also include certain nonproducing properties in Texas, Oklahoma and New Mexico that are primarily mineral interests.

Producing Acreage, Wells and Drilling

90% Net Profits Interests Underlying Royalties.    Royalty and overriding royalty properties underlying the 90% net profits interests represent 94% of the discounted future net cash flows from trust proved reserves at December 31, 2015. Approximately 69% of the discounted future net cash flows from the 90% net profits interests are from gas reserves, totaling 16.4 Bcf. Oil reserves allocated to the 90% net profits interests are primarily located in West Texas and are estimated to be 428,000 Bbls at December 31, 2015.

The underlying royalties are royalty and overriding royalty interests primarily located in mature producing oil and gas fields. The most significant producing region in which the underlying royalties are located is the San Juan Basin in northwestern New Mexico. The San Juan Basin royalties gas production accounted for approximately 64% of the Trust’s gas sales volumes and 33% of the net profits income for 2015. The trust’s estimated proved gas reserves from this region totaled 13.5 Bcf at December 31, 2015, or approximately 82% of trust total gas reserves at that date. XTO Energy estimates that underlying royalties in the San Juan Basin include more than 4,854 gross (approximately 46.9 net) wells, covering almost 60,000 gross acres. Approximately half of these wells are operated by BP America Production Company or ConocoPhillips.

San Juan Basin oil and gas accumulations, inclusive of the Fruitland Coal, Pictured Cliffs, Mancos, Mesaverde, and Dakota formations, have produced within the basin for over 90 years. Although these reservoirs have seen almost a century of development, numerous upside opportunities are still available to basin operators via down-spacing drilling, recompletions, lateral drilling, and lease cost optimizations. Recently, operators have moved development toward the more liquid-rich portions of the basin through the following:

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

The underlying royalties contain approximately 208,720 gross (approximately 38,971 net) producing acres. Well counts for the underlying royalties cannot be provided because information regarding the number of wells on royalty properties is generally not made available to royalty interest owners.

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

Proved reserves from the 75% net profits interests are almost entirely oil, estimated to be approximately 55,000 Bbls at year-end 2015. Proved reserves from these interests represent 6% of the discounted future net cash flows of the trust’s proved reserves at December 31, 2015.

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

The underlying working interest properties consist of 3,814 gross (2,995 net) producing acres. As of December 31, 2015, there were 1,468 gross (73.0 net) productive oil wells and no wells in process of drilling on these properties. There were 12 gross (1.0 net) wells drilled in 2015, 5 gross (0.3 net) wells drilled in 2014 and 11 gross (1.0 net) wells drilled in 2013.

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

Total 2015 development costs were $2,697,664, down 20% from 2014 development costs of $3,373,537. Development costs were lower in 2015 because of decreased development activity and costs related to non-operated Texas and Oklahoma oil properties underlying the 75% net profits interest. January and February 2016 development costs totaled approximately $294,000, primarily incurred in fourth quarter 2015.

As reported to XTO Energy by unit operators in February of each year, budgeted development costs were $4.4 million for 2015 and $2.4 million for 2014. Actual development costs often differ from amounts budgeted because of changes in product prices and other factors that may affect the timing or selection of projects. Also, costs are deducted in the calculation of trust net profits income several months after they are incurred by the operator. Unit operators have reported total budgeted costs, net to the underlying properties, of approximately $1.0 million for 2016 and $1.1 million for 2017. Changes in oil or natural gas prices could impact future development plans on the underlying properties.

Costs exceeded revenues on properties underlying the Texas working interest in January 2015 through July 2015, September 2015 through December 2015, January 2014, November 2014, January 2013, March 2013 and April 2013, and on properties underlying the Oklahoma working interest in March 2015 through July 2015, September 2015 through December 2015 and June 2014. Remaining cumulative excess costs totaled $2,026,071 ($1,519,553 net to the trust) for the period ended December 31, 2015. For information regarding the effect of excess costs on trust net profits income, see Trustee’s Discussion and Analysis of Financial Condition and Results of Operations, under Item 7.

Estimated Proved Reserves and Future Net Cash Flows

The following are proved reserves of the underlying properties, as estimated by independent engineers, and proved reserves and future net cash flows from proved reserves of the net profits interests, based on an allocation of these reserves, at December 31, 2015:

	Underlying Properties		Net Profits Interests
	Proved Reserves(a)		Proved Reserves(a)(b)		Future Net Cash Flows from Proved Reserves(a)(c)
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
(in thousands)					Undiscounted	Discounted
90% Net Profits Interests
San Juan Basin	22	15,014	20	13,512	$32,723	$16,922
Other New Mexico	29	72	26	91	1,388	703
Texas	379	1,976	341	1,779	21,317	11,708
Oklahoma	46	1,269	41	1,064	4,145	2,451

Total	476	18,331	428	16,446	59,573	31,784

75% Net Profits Interests
Texas	102	192	16	30	1,091	805
Oklahoma	260	19	39	3	1,594	1,153

Total	362	211	55	33	2,685	1,958

TOTAL	838	18,542	483	16,479	$62,258	$33,742

(a)	Based on 12-month average oil price of $46.58 per Bbl and $2.83 per Mcf for gas, based on the first-day-of-the-month price for each month in the period. Discounted estimated future net cash flows from proved reserves decreased 65% from year-end 2014 to 2015, primarily because of a 51% decrease in natural gas prices, a 47% decrease in oil prices, reserve revisions due to lower prices and 2015 production.

(b)	Since the Trust has defined net profits interests, the Trust does not own a specific percentage of the oil and gas reserves. Because trust reserve quantities are determined using an allocation formula, any fluctuations in actual or assumed prices or costs will result in revisions to the estimated reserve quantities allocated to the net profits interests.

(c)	Before income taxes since future net cash flows are not subject to taxation at the Trust level. Future net cash flows are discounted at an annual rate of 10%.

When crude oil and natural gas prices are in the range seen in late 2015 and early 2016 for an extended period of time, under the SEC definition of proved reserves, certain quantities of oil and natural gas may no longer qualify as proved reserves.

Proved reserves consist of the following:

	Underlying Properties		Net Profits Interests
	Proved Reserves		Proved Reserves
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Proved developed reserves	838	18,542	483	16,479
Proved undeveloped reserves	—	—	—	—

Total proved reserves	838	18,542	483	16,479

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

The XTO Energy reserve engineering group reviews reserve estimates with our third-party petroleum consultants, Miller and Lents, Ltd., independent petroleum engineers. Miller and Lents, Ltd. estimated oil and gas reserves attributable to the underlying properties as of December 31, 2015, 2014, 2013 and 2012. Miller and Lents’ primary technical person responsible for calculating the trust’s reserves has more than 40 years of experience as a reserve engineer. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

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

When crude oil and natural gas prices are in the range seen in late 2015 and early 2016 for an extended period of time, under the SEC definition of proved reserves, certain quantities of oil and natural gas may no longer qualify as proved reserves. Amounts required to be de-booked as proved reserves on an SEC basis are subject to being re-booked as proved reserves at some point in the future when price levels recover.

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

	90% Net Profits Interests			75% Net Profits Interests			Total
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Production
Underlying Properties
Oil—Sales (Bbls)	77,221	72,101	67,989	154,836	149,286	140,358	232,057	221,387	208,347
Average per day (Bbls)	212	198	186	424	409	385	636	607	571
Gas—Sales (Mcf)	1,593,141	1,605,306	1,586,334	22,897	24,062	54,881	1,616,038	1,629,368	1,641,215
Average per day (Mcf)	4,365	4,398	4,346	63	66	150	4,428	4,464	4,496
Net Profits Interests
Oil—Sales (Bbls)	64,853	62,919	59,208	3,214	32,677	26,573	68,067	95,596	85,781
Average per day (Bbls)	178	172	162	9	90	73	187	262	235
Gas—Sales (Mcf)	1,409,136	1,458,575	1,416,801	175	5,732	10,321	1,409,311	1,464,307	1,427,122
Average per day (Mcf)	3,861	3,996	3,882	—	16	28	3,861	4,012	3,910

Average Sales Price
Oil (per Bbl)	$58.44	$91.15	$90.41	$49.72	$91.64	$89.49	$52.62	$91.48	$89.79
Gas (per Mcf)	$4.49	$6.94	$6.34	$7.77	$11.21	$5.73	$4.54	$7.00	$6.32

Oil and gas production by conveyance attributable to the underlying properties for each of the three years ended December 31 were as follows:

	Underlying Gas Production (Mcf)
Conveyance	2015	2014	2013
New Mexico royalty interest	1,008,064	1,111,622	1,130,420
Oklahoma royalty interest	349,439	276,549	216,679
Texas royalty interest	235,638	217,135	239,235
Texas working interest	14,939	11,490	16,792
Oklahoma working interest	7,958	12,572	38,089

Total	1,616,038	1,629,368	1,641,215

	Underlying Oil Production (Bbls)
Conveyance	2015	2014	2013
New Mexico royalty interest	5,672	6,382	4,496
Oklahoma royalty interest	22,075	14,914	9,518
Texas royalty interest	49,474	50,804	53,975
Texas working interest	60,133	57,928	54,261
Oklahoma working interest	94,703	91,359	86,097

Total	232,057	221,387	208,347

Nonproducing Acreage

The underlying nonproducing royalties contain approximately 300,000 gross (approximately 25,000 net) acres in Texas, Oklahoma and New Mexico which were nonproducing at the date of the trust’s creation. The Trust is entitled to 10% of oil and gas production attributable to the underlying mineral interests, but is not entitled to delay rental payments or lease bonuses. There has been no significant development of such nonproducing acreage since the trust’s creation.

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

Because the Trust is a grantor trust for federal tax purposes, each unitholder is taxed directly on his proportionate share of income, deductions and credits of the Trust consistent with each such unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the trust. The income of the Trust consists primarily of a specified share of the net profits from the sale of oil and natural gas produced from the underlying properties. During 2015, the Trust incurred administration expenses and earned interest income on funds held for distribution.

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

The difference between the per-unit taxable income for any period and the per-unit cash distributions, if any, reported for such period is attributable to (i) items that are not currently deductible, such as an increase in the cash reserve maintained by the Trust for the payment of future expenditures, (ii) the current deduction of expenses that are paid with amounts previously reserved and (iii) items that do not constitute taxable income, such as a decrease in the cash reserve maintained by the Trust and/or a return of capital. In 2015, the trustee elected to reserve amounts from monthly distributions to establish an administrative expense reserve, so the taxable income per period has frequently differed from the actual amount distributed to unitholders.

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

The Treasury Department issued guidance providing that the FATCA withholding rules described above generally will apply to qualifying payments made after June 30, 2014. Foreign unitholders are encouraged to consult their own tax advisors regarding the possible implications of these withholding provisions on their investment in trust units.

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

Texas imposes a franchise tax at a rate of .75% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statutes. Entities subject to tax generally include trusts and most other types of entities that provide limited liability protection, unless otherwise exempt. Trusts that receive at least 90% of their federal gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, generally are exempt from the Texas franchise tax as “passive entities.” The Trust has been and expects to continue to be exempt from Texas franchise tax as a passive entity. Because the Trust should be exempt from Texas franchise tax at the Trust level as a passive entity, each unitholder that is considered a taxable entity under the Texas franchise tax will generally be required to include its Texas portion of trust revenues in its own Texas franchise tax computation. This revenue is sourced to Texas under provisions of the Texas Administrative Code providing that such income is sourced according to the principal place of business of the trust, which is Texas.

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

Units of Beneficial Interest

The units of beneficial interest in the Trust are listed and traded on the New York Stock Exchange under the symbol “CRT.” The following are the high and low unit sales prices and total cash distributions per unit paid by the Trust during each quarter of 2015 and 2014:

	Sales Price		Distributions per Unit
Quarter	High	Low
2015
First	$23.39	$17.25	$0.427665
Second	22.94	15.03	0.289438
Third	16.50	12.01	0.293444
Fourth	19.16	12.01	0.344231

			$1.354778

2014
First	$32.70	$28.90	$0.700660
Second	38.05	30.67	0.627709
Third	34.00	30.10	0.756270
Fourth	31.98	17.04	0.572911

			$2.657550

At December 31, 2015, there were 6,000,000 units outstanding and approximately 231 unitholders of record; 5,847,209 of these units were held by depository institutions.

The Trust has no equity compensation plans, nor has it purchased any units during the period covered by this report.

Item 6.	Selected Financial Data

	Year Ended December 31
	2015	2014	2013	2012	2011
Net Profits Income	$8,884,319	$16,449,036	$14,290,356	$15,283,504	$18,381,657
Distributable Income	8,128,668	15,945,300	13,887,594	14,889,588	17,956,494
Distributable Income per Unit	1.354778	2.657550	2.314599	2.481598	2.992749
Distributions per Unit	1.354778	2.657550	2.314599	2.481598	2.992749
Total Assets at Year-End	11,511,940	12,272,598	12,935,109	13,840,567	14,629,000

Item 7.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Calculation of Net Profits Income

The following is a summary of the calculation of net profits income received by the trust:

	Year Ended December 31(a)			Quarter Ended December 31(a)
	2015	2014	2013	2015	2014
Sales Volumes
Oil (Bbls)(b)
Underlying properties	232,057	221,387	208,347	56,619	58,165
Average per day	636	607	571	615	632
Net profits interests	68,067	95,596	85,781	13,977	23,316
Gas (Mcf)(b)
Underlying properties	1,616,038	1,629,368	1,641,215	509,306	365,268
Average per day	4,428	4,464	4,496	5,536	3,970
Net profits interests	1,409,311	1,464,307	1,427,122	447,769	323,111
Average Sales Price
Oil (per Bbl)	$52.62	$91.48	$89.79	$43.74	$86.61
Gas (per Mcf)	$4.54	$7.00	$6.32	$4.67	$6.19
Revenues
Oil sales	$12,211,006	$20,251,792	$18,707,290	$2,476,400	$5,037,786
Gas sales	7,337,579	11,413,196	10,379,310	2,379,549	2,260,838

Total Revenues	19,548,585	31,664,988	29,086,600	4,855,949	7,298,624

Costs
Taxes, transportation and other(e)	2,714,689	3,882,386	3,620,061	739,151	845,790
Production expense(c)	6,189,352	5,753,938	5,583,624	1,482,217	1,569,801
Development costs	2,697,664	3,373,537	3,481,306	365,653	890,967
Excess costs(d)	(1,972,100)	(53,971)	1,405	(302,364)	(54,087)

Total Costs	9,629,605	12,955,890	12,686,396	2,284,657	3,252,471

Other Proceeds
Interest income(e)	—	210,242	—	—	—
Net Proceeds	$9,918,980	$18,919,340	$16,400,204	$2,571,292	$4,046,153

Net Profits Income	$8,884,319	$16,449,036	$14,290,356	$2,314,162	$3,530,797

(a)	Because of the interval between time of production and receipt of net profits income by the trust, oil and gas sales for the year ended December 31 generally relate to oil production from November through October and gas production from October through September, while oil and gas sales for the quarter ended December 31 generally relate to oil production from August through October and gas production from July through September.

(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. As product prices change, the trust’s share of the production volumes is impacted as the quantity of production to cover expenses in reaching the net profits break-even level changes inversely with price. As such, the underlying property production volume changes may not correlate with the trust’s net profit share of those volumes in any given period. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)	Production expense is primarily from seven working interest properties in the 75% net profits interest. Six of these properties are not operated by XTO Energy or ExxonMobil. Production expense includes an overhead charge which is deducted and retained by the operator. As of December 31, 2015, this charge was $38,430 per month (including a monthly overhead charge of $5,490 which XTO Energy deducts as operator of the Hewitt Unit) and is subject to adjustment each May based on an oil and gas industry index.

(d)	See Note 7 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

(e)	See Note 10 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

Results of Operations

Years Ended December 31, 2015, 2014 and 2013

Net profits income for 2015 was $8,884,319 as compared with $16,449,036 for 2014 and $14,290,356 for 2013. The 46% decrease in net profits income from 2014 to 2015 was primarily because of lower oil and gas prices ($10.4 million) and a one-time purchaser refund included in 2014 ($0.5 million), partially offset by excess costs on the Texas and Oklahoma working interest properties in 2015 ($1.4 million), decreased taxes, transportation and other costs ($1.3 million) and lower development costs ($0.5 million). The 15% increase in net profits income from 2013 to 2014 was primarily because of higher oil and gas prices ($1.3 million), increased oil production ($1.0 million) and a one-time purchaser refund included in 2014 ($0.5 million), partially offset by increased taxes, transportation and other costs ($0.5 million). During 2015, 2014 and 2013, 56%, 49% and 48%, respectively, of net profits income was derived from gas sales.

Trust administration expense was $755,694 in 2015 as compared to $504,167 in 2014 and $403,043 in 2013. Administration expense for 2015 included $275,000 which the trustee reserved for administrative expenses. Interest income was $43 in 2015, $431 in 2014 and $281 in 2013. Changes in interest income are attributable to fluctuations in net profits income and interest rates.

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil production and three months after gas production. Net profits income is generally affected by three major factors:

•	oil and gas sales volumes,
•	oil and gas sales prices, and
•	costs deducted in the calculation of net profits income.

Volumes

Oil.    Underlying oil sales volumes increased 5% from 2014 to 2015 compared to a 6% increase from 2013 to 2014. Oil sales volumes in 2015 increased from 2014 primarily because of increased production from new wells and workovers and the timing of cash receipts, partially offset by natural production decline. Oil sales volumes in 2014 increased from 2013 primarily because of increased production from new wells and workovers and the timing of cash receipts, partially offset by natural production decline.

Gas.    Underlying gas sales volumes decreased 1% from 2014 to 2015 compared to a 1% decrease from 2013 to 2014. Gas sales volumes in 2015 decreased from 2014 primarily because of natural production decline and the timing of cash receipts, partially offset by increased production from new wells and workovers. Gas sales volumes in 2014 decreased from 2013 primarily because of natural production decline, partially offset by increased production from new wells and workovers and the timing of cash receipts.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Prices

Oil.    The average oil price for 2015 was $52.62 per Bbl, a 42% decrease from the 2014 average oil price of $91.48, which was a 2% increase from the 2013 average price of $89.79. Oil prices are expected to remain volatile. The average NYMEX price for November 2015 through January 2016 was $37.44 per Bbl. At March 3, 2016, the average NYMEX oil price for the following 12 months was $39.29 per Bbl.

Gas.    The 2015 average gas price was $4.54 per Mcf, a 35% decrease from the 2014 average gas price of $7.00, which was 11% higher than the 2013 average price of $6.32. Natural gas prices are affected by natural gas liquids prices, the level of North American production, weather, crude oil prices, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The average NYMEX price for fourth quarter 2015 was $2.27 per MMBtu. At March 3, 2016, the average NYMEX gas price for the following 12 months was $2.18 per MMBtu.

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

XTO Energy advised the trustee that lower oil prices resulted in net excess costs of $905,180 ($678,885 net to the Trust) on properties underlying the Texas working interest for the year ended December 31, 2015. This includes net excess costs of $95,651 ($71,738 net to the Trust) for the quarter ended December 31, 2015. However, these excess costs did not reduce net proceeds from the remaining conveyances.

XTO Energy advised the trustee that timing of cash receipts, lower oil prices and decreased oil production resulted in net excess costs of $1,066,920 ($800,190 net to the Trust) on properties underlying the Oklahoma working interest for the year ended December 31, 2015. This includes net excess costs of $206,713 ($155,035 net to the Trust) for the quarter ended December 31, 2015. However, these excess costs did not reduce net proceeds from the remaining conveyances.

XTO Energy has advised the trustee that increased costs, lower oil prices and a missing purchaser payment for oil revenue resulted in net excess costs of $53,971 ($40,478 net to the Trust) on properties underlying the Texas working interest for the year ended December 31, 2014. This included net excess costs of $54,087 ($40,565 net to the Trust) for the quarter ended December 31, 2014. However, these excess costs did not reduce net proceeds from the remaining conveyances.

XTO advised the trustee that a missing payment from a purchaser caused costs to exceed revenues by a total of $166 ($125 net to the Trust) on properties underlying the Oklahoma working interest for the year ended December 31, 2014. However, these excess costs did not reduce net proceeds from the remaining conveyances. XTO advised the trustee that increased oil production led to the full recovery of excess costs, plus accrued interest, of $166 ($125 net to the Trust) for the year ended December 31, 2014.

Lower oil prices and increased costs related to the timing of cash expenditures caused costs to exceed revenues by a total of $251,863 ($188,897 net to the Trust) on properties underlying the Texas working interest for the year ended December 31, 2013. However, these excess costs did not reduce net proceeds from the remaining conveyances. Decreased costs and increased oil prices led to the full recovery of excess costs, plus accrued interest, of $253,268 ($189,951 net to the Trust) for the year ended December 31, 2013.

Cumulative excess costs remaining for the Texas and Oklahoma working interest conveyances as of December 31, 2015 totaled $2,026,071 ($1,519,553 net to the Trust).

Total costs deducted in the calculation of net profits income were $9.6 million in 2015, $13.0 million in 2014 and $12.7 million in 2013. The 26% decrease in costs from 2014 to 2015 is attributable to excess costs on the Texas and Oklahoma working interest properties in 2015, decreased oil and gas production taxes and other deductions related to lower oil and gas revenues and lower development costs related to decreased development activities and costs on non-operated Texas and Oklahoma oil properties underlying the 75% net profits interest, partially offset by a one-time purchaser refund for coal seam gas deductions included in 2014 and increased production expense related to increased outside operated costs. The 2% increase in costs from 2013 to 2014 is attributable to increased oil and gas production taxes and other deductions related to higher oil and gas revenues, partially offset by a one-time purchaser refund for coal seam gas deductions and increased production expense related to increased repairs and maintenance costs, partially offset by decreased outside operated costs. In addition, the increase in 2014 total costs was partially offset by lower development costs related to decreased development activity and costs and the timing of expenditures on non-operated Texas and Oklahoma oil properties underlying the 75% net profits interest.

Unit operators of the properties underlying the 75% net profits interests have reported total budgeted development costs, net to the underlying properties, of approximately $1.0 million for 2016 and $1.1 million for 2017, as compared to budgeted development costs of $4.4 million and actual development costs of $2.7 million for 2015. Actual development costs often differ from amounts budgeted because of changes in product prices and other factors that may affect the timing or selection of projects. Changes in oil or natural gas prices could impact future development plans on the underlying properties.

Other Proceeds

The calculation of net profits income for the year ended 2014 included $519,071 ($467,164 net to the Trust), which includes interest of $210,242 ($189,218 net to the Trust), related to a one-time purchaser refund for deductions attributable to coal seam gas wells located in the San Juan Basin for the period December 1997 through May 2006.

Fourth Quarter 2015 and 2014

During the quarter ended December 31, 2015, the Trust received net profits income totaling $2,314,162, compared with fourth quarter 2014 net profits income of $3,530,797. This 34% decrease is primarily attributable to lower oil and gas prices ($2.5 million), partially offset by increased gas production ($0.6 million), lower development costs ($0.4 million) and excess costs on the Texas and Oklahoma working interest properties in 2015 ($0.2 million).

Administration expense was $248,788 and trust interest income was $12, resulting in fourth quarter 2015 distributable income of $2,065,386, or $0.344231 per unit. Administration expense for the quarter ended December 31, 2015 included $150,000 which the trustee reserved for administrative expenses. Distributable income for fourth quarter 2014 was $3,437,466, or $0.572911 per unit. Distributions to unitholders for the quarter ended December 31, 2015 were:

Record Date	Payment Date	Per Unit
October 30, 2015	November 16, 2015	$0.102382
November 30, 2015	December 14, 2015	0.126065
December 31, 2015	January 15, 2016	0.115784

		$0.344231

Volumes

Fourth quarter 2015 underlying oil sales volumes were 56,619 Bbls, or 3% lower than 2014 levels and underlying gas sales volumes were 509,306 Mcf, or 39% higher than 2014 levels. Oil sales volumes decreased in 2015 primarily because of the timing of cash receipts and natural production decline, partially offset by increased production from new wells and workovers. Gas sales volumes increased in 2015 primarily because of the timing of cash receipts, partially offset by natural production decline.

Prices

The average fourth quarter 2015 oil price was $43.74 per Bbl, 49% lower than the fourth quarter 2014 average price of $86.61. The average fourth quarter 2015 gas price was $4.67 per Mcf, 25% lower than the fourth quarter 2014 average price of $6.19. For further information about oil and gas prices, see “Years Ended December 31, 2015, 2014 and 2013 – Prices” above.

Costs

Costs deducted in the calculation of fourth quarter 2015 net profits income decreased $967,814, or 30%, from fourth quarter 2014. This decrease was primarily related to lower development costs related to decreased development activity and costs on non-operated Texas and Oklahoma oil properties underlying the 75% net profits interest and excess costs on the Texas and Oklahoma working interest properties in 2015. For further information about development and excess costs, see “Years Ended December 31, 2015, 2014 and 2013 – Costs” above.

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

Greenhouse Gas Emissions and Climate Change Regulations

There is an increased focus by local, national and international regulatory bodies on greenhouse gas (GHG) emissions and climate change. Several states have adopted climate change legislation and regulations, and various other regulatory bodies have announced their intent to regulate GHG emissions or adopt climate change regulations. The climate accord reached at the recent Conference of the Parties (COP21) in Paris set many new goals, and while many related policies are still emerging, XTO Energy has informed the trustee that it continues to anticipate that such policies will increase the cost of carbon dioxide emissions over time. As these regulations are under development, XTO Energy is unable to predict the total impact of the potential regulations upon the operators of the underlying properties, and it is possible that the operators of the underlying properties could face increases in operating costs in order to comply with climate change or GHG emissions legislation, which costs could reduce net proceeds payable to the Trust and trust distributions.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet financing arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

Contractual Obligations

As shown below, the Trust had no obligations and commitments to make future contractual payments as of December 31, 2015, other than the December distribution payable to unitholders in January 2016, as shown in the statement of assets, liabilities and trust corpus.

	Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Distribution payable to unitholders	$694,704	$694,704	$—	$—	$—

Related Party Transactions

The underlying properties are currently owned by XTO Energy. XTO Energy deducts an overhead charge from monthly net proceeds as reimbursement for costs associated with monitoring the 75% net profits interests. As of December 31,

2015, this monthly charge was $38,430 ($28,823 net to the Trust). Included in this monthly overhead charge is a charge XTO Energy deducts as operator of the Hewitt Unit. As of December 31, 2015, monthly overhead attributable to the Hewitt Unit was $5,490 ($4,118 net to the Trust). These overhead charges are subject to annual adjustment based on an oil and gas industry index. For further information regarding the trust’s relationship with XTO Energy, see Note 5 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

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

Impairment

The trustee reviews the Trust’s net profits interests (“NPI”) in oil and gas properties for impairment whenever events or circumstances indicate that the carrying value of the NPI may not be recoverable.

In general, the trustee does not view temporarily low prices as a trigger event for conducting an impairment test. The markets for crude oil and natural gas have a history of significant price volatility and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. If a trigger event occurred, the trustee would use the estimated undiscounted future net cash flows from the NPI to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the NPI are less than the NPI carrying value, the Trust would recognize an impairment loss for the difference between the NPI carrying value and the estimated fair value of the NPI. The determination as to whether the NPI is impaired requires a significant amount of judgment by the trustee and is based on the best information available to the trustee at the time of the evaluation.

In light of the recent weakness in the industry environment, the trustee performed an assessment of the forecasted net cash flows for the NPI. Cash flows used in the assessment were developed using estimates for future crude oil and natural gas commodity prices published by third-party industry experts. Volumes and costs were based on assumptions developed in the XTO Energy annual planning and budgeting process which includes the underlying properties from which the Trust NPI were conveyed. The result of the assessment confirmed no trigger event had occurred and that the undiscounted future net cash flows from the NPI exceeds the carrying value of the NPI. There was no impairment of the assets as of December 31, 2015.

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

When crude oil and natural gas prices are in the range seen in late 2015 and early 2016 for an extended period of time, under the SEC definition of proved reserves, certain quantities of oil and natural gas may no longer qualify as proved reserves. Amounts required to be de-booked as proved reserves on an SEC basis are subject to being re-booked as proved reserves at some point in the future when price levels recover.

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

Forward-Looking Statements

Certain information included in this annual report and other materials filed, or to be filed, by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements may concern, among other things, development activities, future development plans, increased density drilling, reserve-to-production ratios, future net cash flows, maintenance projects, development, production and other costs, oil and gas prices, pricing differentials, proved reserves, production levels, litigation, regulatory matters and competition. Such forward-looking statements are based on XTO Energy’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “expects,” “intends,” “plans,” “projects,” “anticipates,” “predicts,” “believes,” “goals,” “estimates,” “should,” “could,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual financial and operational results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. Some of the risk factors that could cause actual results to differ materially are explained in Item 1A, Risk Factors.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The only assets of and sources of income to the Trust are the net profits interests, which generally entitle the Trust to receive a share of the net profits from oil and gas production from the underlying properties. Consequently, the Trust is exposed to market risk from fluctuations in oil and gas prices. A significant decline in oil or natural gas prices could have a material adverse effect on the amount of oil and natural gas that is economic to produce, Trust net profits and proved reserves attributable to the Trust’s interests. The Trust is a passive entity and, other than the trust’s ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the trust, the Trust is prohibited from engaging in borrowing transactions. The amount of any such borrowings is unlikely to be material to the trust. In addition, the trustee is prohibited by the Trust indenture from engaging in any business activity or causing the Trust to enter into any investments other than investing cash on hand in specific short-term cash investments. Therefore, the Trust cannot hold any derivative financial instruments. As a result of the limited nature of its borrowing and investing activities, the Trust is not subject to any material interest rate market risk. Additionally, any gains or losses from any hedging activities conducted by XTO Energy are specifically excluded from the calculation of net proceeds due the Trust under the forms of the conveyances. The Trust does not engage in transactions in foreign currencies which could expose the Trust to any foreign currency related market risk.

Item 8.	Financial Statements and Supplementary Data

All financial statement schedules are omitted as they are inapplicable or the required information has been included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of Cross Timbers Royalty Trust and

Southwest Bank, Trustee

We have audited the accompanying statements of assets, liabilities and trust corpus of Cross Timbers Royalty Trust (the “Trust”) as of December 31, 2015 and 2014, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2015. We also have audited the Trust’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Trustee’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust at December 31, 2015 and 2014, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2015, on the basis of accounting described in Note 2. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 11, 2016

CROSS TIMBERS ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31
	2015	2014
Assets
Cash and short-term investments	$969,700	$1,278,294
Interest to be received	4	6
Net profits interests in oil and gas properties—net (Notes 1 and 2)	10,542,236	10,994,298

	$11,511,940	$12,272,598

Liabilities and Trust Corpus
Distribution payable to unitholders	$694,704	$1,278,300
Expense reserve(a)	275,000	—
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	10,542,236	10,994,298

	$11,511,940	$12,272,598

(a)	Expense reserve allows trustee to pay its obligations should it be unable to pay them out of the net profits income.

STATEMENTS OF DISTRIBUTABLE INCOME

	Year Ended December 31
	2015	2014	2013
Net profits income	$8,884,319	$16,449,036	$14,290,356
Interest income	43	431	281

Total income	8,884,362	16,449,467	14,290,637
Administration expense	755,694	504,167	403,043

Distributable income	$8,128,668	$15,945,300	$13,887,594

Distributable income per unit (6,000,000 units)	$1.354778	$2.657550	$2.314599

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year Ended December 31
	2015	2014	2013
Trust corpus, beginning of year	$10,994,298	$11,791,689	$12,532,729
Amortization of net profits interests	(452,062)	(797,391)	(741,040)
Distributable income	8,128,668	15,945,300	13,887,594
Distributions declared	(8,128,668)	(15,945,300)	(13,887,594)

Trust corpus, end of year	$10,542,236	$10,994,298	$11,791,689

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

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The trustee reviews the Trust’s net profits interests (“NPI”) in oil and gas properties for impairment whenever events or circumstances indicate that the carrying value of the NPI may not be recoverable.

In general, the trustee does not view temporarily low prices as a trigger event for conducting an impairment test. The markets for crude oil and natural gas have a history of significant price volatility and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. If a trigger event occurred, the trustee would use the estimated undiscounted future net cash flows from the NPI to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the NPI are less than the NPI carrying value, the Trust would recognize an impairment loss for the difference between the NPI carrying value and the estimated fair value of the NPI.

The determination as to whether the NPI is impaired requires a significant amount of judgment by the trustee and is based on the best information available to the trustee at the time of the evaluation. There was no impairment of the assets as of December 31, 2015.

The initial carrying value of the net profits interests of $61,100,449 was XTO Energy’s historical net book value of the interests on February 12, 1991, the date of the transfer to the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $50,558,213 as of December 31, 2015 and $50,106,151 as of December 31, 2014.

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

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

In computing net profits income for the 75% net profits interests (Note 3), XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This charge at December 31, 2015 was $38,430 per month, or $461,160 annually (net to the Trust of $345,870 annually). Included in this monthly overhead charge is a charge XTO Energy deducts as operator of the Hewitt Unit. As of December 31, 2015, overhead attributable to the Hewitt Unit was $5,490 per month, or $65,880 annually (net to the Trust of $49,410 annually). These overhead charges are subject to an annual adjustment based on an oil and gas industry index.

On June 25, 2010, XTO Energy became a wholly owned subsidiary of Exxon Mobil Corporation.

6. Contingencies

Several states have enacted legislation requiring state income tax withholding from nonresident recipients of oil and gas proceeds. After consultation with its tax counsel, the trustee believes that it is not required to withhold on payments

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

made to the unitholders. However, regulations are subject to change by the various states, which could change this conclusion. Should amounts be withheld on payments made to the Trust or the unitholders, distributions to the unitholders would be reduced by the required amount, subject to the filing of a claim for refund by the Trust or unitholders for such amount.

7. Excess Costs

	Conveyances (Underlying)
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/14	$53,971	$—	$53,971
Net excess costs for the quarter ended 3/31/15	410,337	43,414	453,751
Net excess costs for the quarter ended 6/30/15	310,588	807,158	1,117,746
Net excess costs for the quarter ended 9/30/15	88,604	9,635	98,239
Net excess costs for the quarter ended 12/31/15	95,651	206,713	302,364

Cumulative excess costs remaining at 12/31/15	$959,151	$1,066,920	$2,026,071

XTO Energy advised the trustee that lower oil prices resulted in net excess costs of $905,180 ($678,885 net to the Trust) on properties underlying the Texas working interest for the year ended December 31, 2015. This includes net excess costs of $95,651 ($71,738 net to the Trust) for the quarter ended December 31, 2015. However, these excess costs did not reduce net proceeds from the remaining conveyances.

XTO Energy advised the trustee that timing of cash receipts, lower oil prices and decreased oil production resulted in net excess costs of $1,066,920 ($800,190 net to the Trust) on properties underlying the Oklahoma working interest for the year ended December 31, 2015. This includes net excess costs of $206,713 ($155,035 net to the Trust) for the quarter ended December 31, 2015. However, these excess costs did not reduce net proceeds from the remaining conveyances.

XTO Energy has advised the trustee that increased costs, lower oil prices and a missing purchaser payment for oil revenue resulted in net excess costs of $53,971 ($40,478 net to the Trust) on properties underlying the Texas working interest for the year ended December 31, 2014. This included net excess costs of $54,087 ($40,565 net to the Trust) for the quarter ended December 31, 2014. However, these excess costs did not reduce net proceeds from the remaining conveyances.

XTO advised the trustee that timing of cash receipts caused costs to exceed revenues by a total of $166 ($125 net to the Trust) on properties underlying the Oklahoma working interest for the year ended December 31, 2014. However, these excess costs did not reduce net proceeds from the remaining conveyances. XTO advised the trustee that increased oil production led to the full recovery of excess costs, plus accrued interest, of $166 ($125 net to the Trust) for the year ended December 31, 2014.

Lower oil prices and increased costs related to the timing of cash expenditures caused costs to exceed revenues by a total of $251,863 ($188,897 net to the Trust) on properties underlying the Texas working interest for the year ended December 31, 2013. However, these excess costs did not reduce net proceeds from the remaining conveyances. Decreased costs and increased oil prices led to the full recovery of excess costs, plus accrued interest, of $253,268 ($189,951 net to the Trust) for the year ended December 31, 2013.

Cumulative excess costs remaining for the Texas and Oklahoma working interest conveyances as of December 31, 2015 totaled $2,026,071 ($1,519,553 net to the Trust).

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

When crude oil and natural gas prices are in the range seen in late 2015 and early 2016 for an extended period of time, under the SEC definition of proved reserves, certain quantities of oil and natural gas may no longer qualify as proved reserves. Amounts required to be de-booked as proved reserves on an SEC basis are subject to being re-booked as proved reserves at some point in the future when price levels recover.

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

Oil prices used to determine the standardized measure were based on average realized oil prices of $46.58 per Bbl in 2015, $88.53 per Bbl in 2014, $91.03 per Bbl in 2013 and $87.77 per Bbl in 2012. The weighted average realized gas prices used to determine the standardized measure were $2.83 per Mcf in 2015, $5.82 per Mcf in 2014, $5.15 per Mcf in 2013 and $4.24 per Mcf in 2012.

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Proved Reserves

	Net Profits Interests						Underlying Properties
	90% Net Profits Interests		75% Net Profits Interests		Total
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Balance, December 31, 2012	488	21,942	506	158	994	22,100	2,235	25,015
Extensions, additions and discoveries	30	321	—	—	30	321	33	357
Revisions of prior estimates	28	(290)	34	18	62	(272)	242	(159)
Production	(59)	(1,417)	(27)	(10)	(86)	(1,427)	(208)	(1,641)

Balance, December 31, 2013	487	20,556	513	166	1,000	20,722	2,302	23,572
Extensions, additions and discoveries	14	499	17	5	31	504	91	576
Revisions of prior estimates	16	314	38	10	54	324	146	309
Production	(63)	(1,458)	(33)	(6)	(96)	(1,464)	(221)	(1,629)

Balance, December 31, 2014	454	19,911	535	175	989	20,086	2,318	22,828

Extensions, additions and discoveries	14	142	—	—	14	142	16	158
Revisions of prior estimates	25	(2,198)	(477)	(142)	(452)	(2,340)	(1,264)	(2,828)
Production	(65)	(1,409)	(3)	—	(68)	(1,409)	(232)	(1,616)

Balance, December 31, 2015	428	16,446	55	33	483	16,479	838	18,542

Extensions, additions and discoveries of proved gas reserves are primarily because of development in the San Juan Basin. Revisions of prior estimates are primarily related to changes in prices and costs. Negative revisions for 2015 are primarily due to lower oil and gas prices.

Proved Developed Reserves

	Net Profits Interests						Underlying Properties
	90% Net Profits Interests		75% Net Profits Interests		Total
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
December 31, 2012	488	21,942	506	158	994	22,100	2,235	25,015

December 31, 2013	487	20,556	513	166	1,000	20,722	2,302	23,572

December 31, 2014	454	19,911	535	175	989	20,086	2,318	22,828

December 31, 2015	428	16,446	55	33	483	16,479	838	18,542

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	90% Net Profits Interests			75% Net Profits Interests			Total
	December 31			December 31			December 31
(in thousands)	2015	2014	2013	2015	2014	2013	2015	2014	2013
Net Profits Interests
Future cash inflows	$65,055	$151,974	$149,640	$2,915	$49,733	$47,604	$67,970	$201,707	$197,244
Future production taxes	(5,482)	(13,724)	(13,466)	(230)	(3,732)	(3,553)	(5,712)	(17,456)	(17,019)

Future net cash flows	59,573	138,250	136,174	2,685	46,001	44,051	62,258	184,251	180,225
10% discount factor	(27,789)	(68,986)	(68,480)	(727)	(19,330)	(19,151)	(28,516)	(88,316)	(87,631)

Standardized measure	$31,784	$69,264	$67,694	$1,958	$26,671	$24,900	$33,742	$95,935	$92,594

Underlying Properties
Future cash inflows							$91,575	$338,134	$330,927
Future costs							(21,803)	(123,191)	(120,887)

Future net cash flows							69,772	214,943	210,040
10% discount factor							(31,846)	(102,422)	(101,624)

Standardized measure							$37,926	$112,521	$108,416

Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	90% Net Profits Interests			75% Net Profits Interests			Total
(in thousands)	2015	2014	2013	2015	2014	2013	2015	2014	2013
Net Profits Interests
Standardized measure, January 1	$69,264	$67,694	$61,469	$26,671	$24,900	$23,463	$95,935	$92,594	$84,932
Extensions, additions and discoveries	634	2,096	1,997	—	704	—	634	2,800	1,997
Accretion of discount	5,864	5,734	5,202	2,367	2,187	2,063	8,231	7,921	7,265
Revisions of prior estimates, changes in price and other	(35,307)	7,297	10,967	(26,866)	1,772	1,723	(62,173)	9,069	12,690
Net profits income	(8,671)	(13,557)	(11,941)	(214)	(2,892)	(2,349)	(8,885)	(16,449)	(14,290)

Standardized measure, December 31	$31,784	$69,264	$67,694	$1,958	$26,671	$24,900	$33,742	$95,935	$92,594

Underlying Properties
Standardized measure, January 1							$112,521	$108,416	$99,583

Revisions:
Prices and costs							(50,293)	8,570	12,803
Quantity estimates							(24,841)	5,777	5,170
Accretion of discount							9,673	9,285	8,530
Future development costs							(1,896)	(4,125)	(3,481)
Other							5	(15)	(5)

Net revisions							(67,352)	19,492	23,017
Extensions, additions and discoveries							704	3,268	2,218
Production							(10,645)	(22,029)	(19,883)
Development costs							2,698	3,374	3,481

Net change							(74,595)	4,105	8,833

Standardized measure, December 31							$37,926	$112,521	$108,416

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

9. Quarterly Financial Data (Unaudited)

The following is a summary of net profits income, distributable income and distributable income per unit by quarter for 2015 and 2014:

	Net Profits Income	Distributable Income	Distributable Income per Unit
2015
First Quarter	$2,824,371	$2,565,990	$0.427665
Second Quarter	1,851,313	1,736,628	0.289438
Third Quarter	1,894,473	1,760,664	0.293444
Fourth Quarter	2,314,162	2,065,386	0.344231

	$8,884,319	$8,128,668	$1.354778

2014
First Quarter	$4,386,145	$4,203,960	$0.700660
Second Quarter	3,859,488	3,766,254	0.627709
Third Quarter	4,672,606	4,537,620	0.756270
Fourth Quarter	3,530,797	3,437,466	0.572911

	$16,449,036	$15,945,300	$2.657550

10. Other Proceeds

The calculation of net profits income for the year ended 2014 included $519,071 ($467,164 net to the Trust), which includes interest of $210,242 ($189,218 net to the Trust), related to a one-time purchaser refund for deductions attributable to coal seam gas wells located in the San Juan Basin for the period December 1997 through May 2006.

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

Trustee’s Report on Internal Control Over Financial Reporting

The trustee, Southwest Bank, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The trustee conducted an evaluation of the effectiveness of the trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the trustee’s evaluation under the framework in Internal Control — Integrated Framework (2013), the trustee concluded that the trust’s internal control over financial reporting was effective as of December 31, 2015. The effectiveness of the trust’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report under Item 8, Financial Statements and Supplementary Data.

Changes in Internal Control Over Financial Reporting

There were no changes in the trust’s internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the trust’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Section 16(a) of the Securities Exchange Act of 1934 requires that directors, officers, and beneficial owners of more than 10% of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. To the trustee’s knowledge, based solely on the information furnished to the trustee, the trustee is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the Trust units of beneficial interest during and for the year ended December 31, 2015.

Because the Trust has no employees, it does not have a code of ethics. Employees of the trustee, Southwest Bank, must comply with the bank’s standards of conduct, a copy of which will be made available to unitholders without charge, upon request by appointment at 2911 Turtle Creek Boulevard, Suite 850, Dallas, Texas, 75219.

Item 11.	Executive Compensation

The trustee received the following annual compensation from 2013 through 2015 as specified in the Trust indenture:

	2015	2014	2013
U.S. Trust, Bank of America Private Wealth Management, Trustee(1)(2)	—	$20,315	$25,595
Southwest Bank, Trustee(1)(2)	$35,792	$25,024	—

(1)	Under the Trust indenture, the trustee is entitled to an administrative fee of: (i) 1/20 of 1% of the first $100 million of the annual gross revenue of the trust, and 1/30 of 1% of the annual gross revenue of the Trust in excess of $100 million, and (ii) trustee’s standard hourly rates for time in excess of 300 hours annually.

(2)	Compensation for U.S. Trust is for the period January 2014 through August 2014 and compensation for Southwest Bank is for the period September 2014 through December 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

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

In computing net profits income paid to the Trust for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This charge at December 31, 2015 was $38,430 per month, or $461,160 annually (net to the Trust of $345,870 annually). Included in this monthly overhead charge is a charge XTO Energy deducts as operator of the Hewitt Unit. As of December 31, 2015 overhead attributable to the Hewitt Unit was $5,490 per month, or $65,880 annually (net to the Trust of $49,410 annually). These overhead charges are subject to annual adjustment based on an oil and gas industry index.

See Item 11, Executive Compensation, for the remuneration received by the trustee from 2013 through 2015.

As noted in Item 10, Directors, Executive Officers and Corporate Governance, the Trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Item 14.	Principal Accountant Fees and Services

Fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2015 and 2014 are:

	2015	2014
Audit fees-PwC	126,670	125,600
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$126,670	$125,600

As referenced in Item 10, Directors, Executive Officers and Corporate Governance, above, the Trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to PricewaterhouseCoopers LLP.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Financial Statements (included in Item 8 of this report)

Reports of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2015 and 2014

Statements of Distributable Income for the years ended December 31, 2015, 2014 and 2013

Statements of Changes in Trust Corpus for the years ended December 31, 2015, 2014 and 2013

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

CROSS TIMBERS ROYALTY TRUST
By SOUTHWEST BANK, TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: March 11, 2016	By	/S/ BETH E. CASTEEL
Beth E. Casteel
Vice President—Upstream Business Services

(The Trust has no directors or executive officers.)