Form 10-Q
period 2016-03-31
CROSS TIMBERS ROYALTY TRUST
filed 2016-05-05
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Outstanding as of April 1, 2016

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at March 31, 2016, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2016 and 2015, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year. The condensed financial statements as of March 31, 2016, and for the three-month periods ended March 31, 2016 and 2015 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Cross Timbers Royalty Trust and

Southwest Bank, Trustee:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Cross Timbers Royalty Trust (the “Trust”) as of March 31, 2016, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2016 and 2015. These interim financial statements are the responsibility of the Trustee.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus as of December 31, 2015, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein), and in our report dated March 11, 2016, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2015 is fairly stated in all material respects in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Dallas, TX

May 5, 2016

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and short-term investments	$1,311,478	$969,700
Interest to be received	40	4
Net profits interests in oil and gas properties - net (Note 1)	10,328,091	10,542,236

	$11,639,609	$11,511,940

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$736,518	$694,704
Expense reserve (a)	575,000	275,000
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	10,328,091	10,542,236

	$11,639,609	$11,511,940

(a)	Expense reserve allows trustee to pay its obligations should it be unable to pay them out of the net profits income.

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended March 31
	2016	2015
Net profits income	$2,706,106	$2,824,371
Interest income	58	12

Total income	2,706,164	2,824,383
Administration expense	225,182	158,393
Cash reserves withheld for Trust expenses	300,000	100,000

Distributable income	$2,180,982	$2,565,990

Distributable income per unit (6,000,000 units)	$0.363497	$0.427665

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended March 31
	2016	2015
Trust corpus, beginning of period	$10,542,236	$10,994,298
Amortization of net profits interests	(214,145)	(126,405)
Distributable income	2,180,982	2,565,990
Distributions declared	(2,180,982)	(2,565,990)

Trust corpus, end of period	$10,328,091	$10,867,893

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

•	Net profits income is computed separately for each of five conveyances under which the net profits interests were conveyed to the Trust. If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from the other conveyances.

•	Interest income, interest to be received and distribution payable to unitholders include interest to be earned on net profits income from the monthly record date (last business day of the month) through the date of the next distribution to unitholders.

•	Trust expenses are recorded based on liabilities paid and cash reserves established by the trustee for liabilities and contingencies.

•	Distributions to unitholders are recorded when declared by the trustee.

•	The trustee reviews the Trust’s net profits interests (“NPI”) in oil and gas properties for impairment whenever events or circumstances indicate that the carrying value of the NPI may not be recoverable. In general, the trustee does not view temporarily low prices as a trigger event for conducting an impairment test. The markets for crude oil and natural gas have a history of significant price volatility and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. If a trigger event occurred, the trustee would use the estimated undiscounted future net cash flows from the NPI to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the NPI are less than the NPI carrying value, the Trust would recognize an impairment loss for the difference between the NPI carrying value and the estimated fair value of the NPI. The determination as to whether the NPI is impaired requires a significant amount of judgment by the trustee and is based on the best information available to the trustee at the time of the evaluation. There was no impairment of the assets as of March 31, 2016.

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

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the Trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $50,772,358 as of March 31, 2016 and $50,558,213 as of December 31, 2015.

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

4. Excess Costs

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from other conveyances.

		Conveyances
		(Underlying)
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/15	$959,151	$1,066,920	$2,026,071
Net excess costs for the quarter ended 3/31/16	392,377	115,984	508,361

Cumulative excess costs remaining at 3/31/16	$1,351,528	$1,182,904	$2,534,432

XTO Energy advised the trustee that lower oil prices resulted in net excess costs of $392,377 ($294,283 net to the Trust) on properties underlying the Texas working interest for the quarter ended March 31, 2016.

XTO Energy advised the trustee that lower oil prices resulted in net excess costs of $115,984 ($86,988 net to the Trust) on properties underlying the Oklahoma working interest for the quarter ended March 31, 2016.

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

Cumulative excess costs for the Texas and Oklahoma working interest conveyances remaining as of March 31, 2016 totaled $2,534,432 ($1,900,824 net to the Trust).

Item 2. Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the trustee’s discussion and analysis contained in the Trust’s 2015 Annual Report on Form 10-K, as well as the condensed financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The Trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the Trust’s web site at www.crt-crosstimbers.com.

Distributable Income

For the quarter ended March 31, 2016, net profits income was $2,706,106 compared to $2,824,371 for first quarter 2015. This 4% decrease in net profits income is primarily the result of lower oil and gas prices ($1.8 million), partially offset by increased gas production ($1.2 million), decreased production expense ($0.3 million) and lower development costs ($0.2 million). See “Net Profits Income” below.

After considering interest income of $58, administration expense of $225,182 and additions to the cash reserve of $300,000, distributable income for the quarter ended March 31, 2016 was $2,180,982, or $0.363497 per unit of beneficial interest. Administration expense for the quarter increased $66,789 from the prior year quarter. For first quarter 2015, distributable income was $2,565,990, or $0.427665 per unit. Distributions to unitholders for the quarter ended March 31, 2016 were:

Record Date	Payment Date	Distribution per Unit
January 29, 2016	February 12, 2016	$0.168727
February 29, 2016	March 14, 2016	0.072017
March 31, 2016	April 14, 2016	0.122753

		$0.363497

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

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months Ended March 31 (a)		Increase (Decrease)
	2016	2015
Sales Volumes
Oil (Bbls) (b)
Underlying properties	58,866	59,883	(2%)
Average per day	640	651	(2%)
Net profits interests	16,215	20,757	(22%)
Gas (Mcf) (b)
Underlying properties	711,787	368,231	93%
Average per day	7,737	4,003	93%
Net profits interests	635,806	321,520	98%
Average Sales Prices
Oil (per Bbl)	$36.16	$62.80	(42%)
Gas (per Mcf)	$4.15	$5.71	(27%)
Revenues
Oil sales	$2,128,439	$3,760,645	(43%)
Gas sales	2,956,199	2,102,668	41%

Total Revenues	5,084,638	5,863,313	(13%)

Costs
Taxes, transportation and other	828,062	741,563	12%
Production expense (c)	1,371,919	1,745,022	(21%)
Development costs	386,234	644,775	(40%)
Excess costs (d)	(508,361)	(453,751)	12%

Total Costs	2,077,854	2,677,609	(22%)

Net Proceeds	$3,006,784	$3,185,704	(6%)

Net Profits Income	$2,706,106	$2,824,371	(4%)

(a)	Because of the interval between time of production and receipt of royalty income by the Trust, oil and gas sales for the quarter ended March 31 generally represent oil production for the period November through January and gas production for the period October through December.

(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. As product prices change, the Trust’s share of the production volumes is impacted as the quantity of production to cover expenses in reaching the net profits break-even level changes inversely with price. As such, the underlying property production volume changes may not correlate with the Trust’s net profit share of those volumes in any given period. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)	Production expense is primarily from seven working interest properties in the 75% net profits interest. Six of these properties are not operated by XTO Energy or ExxonMobil. Production expense includes an overhead charge which is deducted and retained by the operator. As of March 31, 2016, this charge was $38,430 per month (including a monthly overhead charge of $5,490 which XTO Energy deducts as operator of the Hewitt Unit) and is subject to adjustment each May based on an oil and gas industry index.

(d)	See Note 4 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from first quarter 2015 to first quarter 2016:

Sales Volumes

Oil

Oil sales volumes decreased 2% from first quarter 2015 to first quarter 2016 primarily due to the timing of cash receipts and natural production decline, partially offset by increased production from new wells and workovers.

Gas

Gas sales volumes increased 93% from first quarter 2015 to first quarter 2016 primarily due to the timing of cash receipts related to purchaser payments covering production back to 2013.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Oil

The first quarter 2016 average oil price was $36.16 per Bbl, a 42% decrease from the first quarter 2015 average price of $62.80 per Bbl. Oil prices are expected to remain volatile. The first quarter 2016 oil price is primarily related to production from November 2015 through January 2016, when the average NYMEX price was $37.44 per Bbl. The average NYMEX price for February and March 2016 was $34.18 per Bbl. At April 21, 2016, the average NYMEX futures price for the following twelve months was $45.49 per Bbl.

Gas

The first quarter 2016 average gas price was $4.15 per Mcf, a 27% decrease from the first quarter 2015 average price of $5.71 per Mcf. Excluding the impact of the prior period production payments received in first quarter 2016 the adjusted gas price was $2.97 per Mcf. Natural gas prices are affected by natural gas liquids prices, the level of North American production, weather, crude oil, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The first quarter 2016 gas price is primarily related to production from October through December 2015, when the average NYMEX price was $2.27 per MMBtu. The average NYMEX price for January through March 2016 was $2.09 per MMBtu. At April 21, 2016, the average NYMEX futures price for the following twelve months was $2.62 per MMBtu.

Costs

Taxes, Transportation and Other

Taxes, transportation and other increased 12% for the first quarter primarily because of increased gas production taxes and other deductions related to higher gas revenues, partially offset by decreased oil production taxes related to lower oil revenues and decreased property taxes related to decreased valuations.

Production Expense

Production expense decreased 21% for the first quarter primarily because of decreased outside operated and repairs and maintenance costs.

Development Costs

Development costs decreased 40% for the first quarter primarily because of decreased activity and costs related to non-operated Texas and Oklahoma oil properties underlying the 75% net profits interests.

Excess Costs

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from any other conveyance.

XTO Energy advised the trustee that lower oil prices resulted in net excess costs of $392,377 ($294,283 net to the Trust) on properties underlying the Texas working interest for the quarter ended March 31, 2016.

XTO Energy advised the trustee that lower oil prices resulted in net excess costs of $115,984 ($86,988 net to the Trust) on properties underlying the Oklahoma working interest for the quarter ended March 31, 2016.

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

Cumulative excess costs for the Texas and Oklahoma working interest conveyances remaining as of March 31, 2016 totaled $2,534,432 ($1,900,824 net to the Trust).

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

Forward-Looking Statements

Statements in this report relating to future plans, predictions, events or conditions are forward-looking statements. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements regarding the net profits interests, underlying properties, development activities, development, production and other costs and expenses, oil and gas prices and differentials to NYMEX prices, distributions to unitholders, and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015, which is incorporated by this reference as though fully set forth herein. XTO Energy and the trustee assume no duty to update these statements as of any future date.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the Trust’s market risks from the information disclosed in Part II, Item 7A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

PART II - OTHER INFORMATION

Item 1.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015.

Items 2 through 5.

Not applicable.

Item 6. Exhibits.

(a) Exhibits.

Exhibit Number

and Description

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 1A, 7 and 7A to the Annual Report on Form 10-K for Cross Timbers Royalty Trust filed with the Securities and Exchange Commission on March 11, 2016 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSS TIMBERS ROYALTY TRUST By SOUTHWEST BANK, TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: May 5, 2016	By	/S/ BETH E. CASTEEL
Beth E. Casteel
Vice President - Upstream Business Services