Form 10-Q
period 2016-06-30
CROSS TIMBERS ROYALTY TRUST
filed 2016-08-04
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Outstanding as of July 1, 2016

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at June 30, 2016, and the distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2016 and 2015, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year. The condensed financial statements as of June 30, 2016, and for the three-month and six-month periods ended June 30, 2016 and 2015 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Cross Timbers Royalty Trust and

Southwest Bank, Trustee:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Cross Timbers Royalty Trust (the “Trust”) as of June 30, 2016, and the related condensed statements of distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2016 and 2015. These interim financial statements are the responsibility of the Trustee.

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

/s/ PricewaterhouseCoopers LLP

Dallas, TX

August 4, 2016

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	June 30, 2016	December 31, 2015
ASSETS

Cash and short-term investments	$1,240,138	$969,700

Interest to be received	52	4

Net profits interests in oil and gas properties—net (Note 1)	10,192,486	10,542,236

	$11,432,676	$11,511,940

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$365,190	$694,704

Expense reserve (a)	875,000	275,000

Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	10,192,486	10,542,236

	$11,432,676	$11,511,940

(a)	Expense reserve allows trustee to pay its obligations should it be unable to pay them out of the net profits income. This reserve will be fully funded at $1,000,000.

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Net profits income	$1,391,073	$1,851,313	$4,097,179	$4,675,684

Interest income	183	11	241	23

Total income	1,391,256	1,851,324	4,097,420	4,675,707

Administration expense	116,076	89,696	341,258	248,089

Cash reserves withheld for Trust expenses	300,000	25,000	600,000	125,000

Distributable income	$975,180	$1,736,628	$3,156,162	$4,302,618

Distributable income per unit (6,000,000 units)	$0.162530	$0.289438	$0.526027	$0.717103

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Trust corpus, beginning of period	$10,328,091	$10,867,893	$10,542,236	$10,994,298

Amortization of net profits interests	(135,605)	(89,189)	(349,750)	(215,594)

Distributable income	975,180	1,736,628	3,156,162	4,302,618

Distributions declared	(975,180)	(1,736,628)	(3,156,162)	(4,302,618)

Trust corpus, end of period	$10,192,486	$10,778,704	$10,192,486	$10,778,704

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

-	Net profits income is computed separately for each of five conveyances under which the net profits interests were conveyed to the Trust. If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from the other conveyances.

-	Interest income, interest to be received and distribution payable to unitholders include interest to be earned on net profits income from the monthly record date (last business day of the month) through the date of the next distribution to unitholders.

-	Trust expenses are recorded based on liabilities paid and cash reserves established by the trustee for liabilities and contingencies.

-	Distributions to unitholders are recorded when declared by the trustee.

-	The trustee reviews the Trust’s net profits interests (“NPI”) in oil and gas properties for impairment whenever events or circumstances indicate that the carrying value of the NPI may not be recoverable. In general, the trustee does not view temporarily low prices as a trigger event for conducting an impairment test. The markets for crude oil and natural gas have a history of significant price volatility and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. If a trigger event occurred, the trustee would use the estimated undiscounted future net cash flows from the NPI to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the NPI are less than the NPI carrying value, the Trust would recognize an impairment loss for the difference between the NPI carrying value and the estimated fair value of the NPI. The determination as to whether the NPI is impaired requires a significant amount of judgment by the trustee and is based on the best information available to the trustee at the time of the evaluation. There was no impairment of the assets as of June 30, 2016.

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

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the Trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $50,907,963 as of June 30, 2016 and $50,558,213 as of December 31, 2015.

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

4.    Excess Costs

		Conveyances
		(Underlying)
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/15	$959,151	$1,066,920	$2,026,071
Net excess costs for the quarter ended 3/31/16	392,377	115,984	508,361
Net excess costs (recovery) for the quarter ended 6/30/16	163,954	(63,820)	100,134

Cumulative excess costs remaining at 6/30/16	$1,515,482	$1,119,084	$2,634,566

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from other conveyances.

XTO Energy advised the trustee that continued lower oil prices resulted in net excess costs of $163,954 ($122,966 net to the Trust) for the quarter ended June 30, 2016 and $392,377 ($294,283 net to the Trust) for the quarter ended March 31, 2016 on properties underlying the Texas working interest.

XTO Energy advised the trustee that decreased costs and increasing oil prices resulted in the partial recovery of excess costs of $63,820 ($47,865 net to the Trust) for the quarter ended June 30, 2016 on properties underlying the Oklahoma working interest.

XTO Energy advised the trustee that lower oil prices resulted in net excess costs of $115,984 ($86,988 net to the Trust) for the quarter ended March 31, 2016 on properties underlying the Oklahoma working interest.

XTO Energy advised the trustee that lower oil prices and increased costs resulted in net excess costs of $310,588 ($232,941 net to the Trust) for the quarter ended June 30, 2015 and $410,337 ($307,753 net to the Trust) for the quarter ended March 31, 2015 on properties underlying the Texas working interest.

XTO Energy advised the trustee that lower oil prices, decreased oil production and increased costs resulted in net excess costs of $807,158 ($605,369 net to the Trust) for the quarter ended June 30, 2015 and $43,414 ($32,560 net to the Trust) for the quarter ended March 31, 2015 on properties underlying the Oklahoma working interest.

Cumulative excess costs for the Texas and Oklahoma working interest conveyances remaining as of June 30, 2016 totaled $2,634,566 ($1,975,925 net to the Trust).

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

Distributable Income

Quarter

For the quarter ended June 30, 2016, net profits income was $1,391,073 compared to $1,851,313 for second quarter 2015. This 25% decrease in net profits income is primarily the result of lower oil and gas prices ($1.2 million) and net excess costs on the Texas and Oklahoma working interest properties in 2015 ($0.8 million), partially offset by lower development costs ($0.7 million), decreased production expense ($0.4 million), increased gas production ($0.3 million), and decreased taxes, transportation, and other costs ($0.2 million). See “Net Profits Income” on the following page.

After considering interest income of $183, administration expense of $116,076 and additions to the cash reserve of $300,000, distributable income for the quarter ended June 30, 2016 was $975,180, or $0.162530 per unit of beneficial interest. Administration expense for the quarter increased $26,380 from the prior year quarter. For second quarter 2015, distributable income was $1,736,628, or $0.289438 per unit.

Distributions to unitholders for the quarter ended June 30, 2016 were:

Record Date	Payment Date	Distribution per Unit
April 29, 2016	May 13, 2016	$0.054363
May 31, 2016	June 14, 2016	0.047302
June 30, 2016	July 15, 2016	0.060865

		$0.162530

Six Months

For the six months ended June 30, 2016, net profits income was $4,097,179 compared to $4,675,684 for the same 2015 period. This 12% decrease in net profits income is primarily the result of lower oil and gas prices ($3.0 million) and net excess costs on the Texas and Oklahoma working interest properties in 2015 ($0.7 million), partially offset by increased gas production ($1.6 million), lower development costs ($0.9 million) and decreased production expense ($0.7 million). See “Net Profits Income” on the following page.

After considering interest income of $241, administration expense of $341,258 and additions to the cash reserve of $600,000, distributable income for the six months ended June 30, 2016 was $3,156,162, or $0.526027 per unit of beneficial interest. Administration expense for the six months ended June 30, 2016 increased $93,169 from the prior year six-month period. For the six months ended June 30, 2015, distributable income was $4,302,618, or $0.717103 per unit.

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

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months Ended June 30 (a)		Increase (Decrease)	Six Months Ended June 30 (a)		Increase (Decrease)
	2016	2015		2016	2015
Sales Volumes
Oil (Bbls) (b)
Underlying properties	57,269	58,247	(2%)	116,135	118,130	(2%)
Average per day	636	654	(3%)	638	653	(2%)
Net profits interests	17,157	17,469	(2%)	33,372	38,226	(13%)

Gas (Mcf) (b)
Underlying properties	432,502	343,498	26%	1,144,289	711,729	61%
Average per day	4,753	3,817	25%	6,253	3,911	60%
Net profits interests	402,610	297,916	35%	1,038,416	619,436	68%

Average Sales Prices
Oil (per Bbl)	$32.19	$49.36	(35%)	$34.20	$56.17	(39%)
Gas (per Mcf)	$2.83	$3.92	(28%)	$3.65	$4.85	(25%)

Revenues
Oil sales	$1,843,425	$2,875,117	(36%)	$3,971,864	$6,635,762	(40%)
Gas sales	1,222,849	1,347,953	(9%)	4,179,048	3,450,621	21%

Total Revenues	3,066,274	4,223,070	(27%)	8,150,912	10,086,383	(19%)

Costs
Taxes, transportation and other	429,308	603,999	(29%)	1,257,370	1,345,562	(7%)
Production expense (c)	1,014,786	1,530,991	(34%)	2,386,705	3,276,013	(27%)
Development costs	176,677	1,148,812	(85%)	562,911	1,793,587	(69%)
Excess costs (d)	(100,134)	(1,117,746)	(91%)	(608,495)	(1,571,497)	(61%)

Total Costs	1,520,637	2,166,056	(30%)	3,598,491	4,843,665	(26%)

Net Proceeds	$1,545,637	$2,057,014	(25%)	$4,552,421	$5,242,718	(13%)

Net Profits Income	$1,391,073	$1,851,313	(25%)	$4,097,179	$4,675,684	(12%)

(a)	Because of the interval between time of production and receipt of royalty income by the Trust, (1) oil and gas sales for the quarter ended June 30 generally represent oil production for the period February through April and gas production for the period January through March and (2) oil and gas sales for the six-months ended June 30 generally represent oil production for the period November through April and gas production for the period October through March.

(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. As product prices change, the Trust’s share of the production volumes is impacted as the quantity of production to cover expenses in reaching the net profits break-even level changes inversely with price. As such, the underlying property production volume changes may not correlate with the Trust’s net profit share of those volumes in any given period. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)	Production expense is primarily from seven working interest properties in the 75% net profits interest. Six of these properties are not operated by XTO Energy or ExxonMobil. Production expense includes an overhead charge which is deducted and retained by the operator. As of June 30, 2016, this charge was $37,200 per month (including a monthly overhead charges of $5,314 which XTO Energy deducts as operator of the Hewitt Unit) and is subject to adjustment each May based on an oil and gas industry index.

(d)	See Note 4 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from second quarter 2015 to second quarter 2016 and from the first six months of 2015 to the comparable period in 2016:

Sales Volumes

Oil

Oil sales volumes decreased 2% for second quarter 2016 and decreased 2% for the six-month period as compared with the same 2015 periods primarily because of natural production decline, partially offset by the timing of cash receipts.

Gas

Gas sales volumes increased 26% for second quarter 2016 and increased 61% for the six-month period as compared with the same 2015 periods primarily because of the timing of cash receipts related to purchaser payments covering production back to 2013, partially offset by natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Oil

The average oil price decreased 35% to $32.19 per Bbl for the second quarter and decreased 39% to $34.20 per Bbl for the six-month period. Oil prices are expected to remain volatile. The second quarter 2016 oil price is primarily related to production from February through April 2016, when the average NYMEX price was $36.57 per Bbl. The average NYMEX price for May and June 2016 was $47.81 per Bbl. On July 18, 2016, the average NYMEX futures price for the following twelve months was $48.19 per Bbl.

Gas

Gas prices for the second quarter decreased 28% to $2.83 per Mcf and for the six-month period decreased 25% to $3.65 per Mcf. Excluding the impact of the prior period production payments received in second quarter 2016 and six-months ended June 30, 2016 the adjusted gas price was $2.53 and $2.75 respectively. Natural gas prices are affected by natural gas liquids prices, the level of North American production, weather, crude oil prices, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The second quarter 2016 gas price is primarily related to production from January through March 2016, when the average NYMEX price was $2.09 per MMBtu. The average NYMEX price for April through June 2016 was $1.95 per MMBtu. On July 18, 2016, the average NYMEX futures price for the following twelve months was $3.03 per MMBtu.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs decreased 29% for the second quarter primarily because of lower oil and gas production taxes related to lower oil and gas revenues and decreased property taxes related to lower valuations. Taxes, transportation and other costs decreased 7% for the six-month period primarily because of lower oil production taxes related to lower oil revenues and decreased property taxes related to lower valuations, partially offset by increased other deductions as a percentage of oil and gas revenues and increased gas production taxes related to higher gas revenues.

Production Expense

Production expense decreased 34% for the second quarter and 27% for the six-month period primarily because of decreased outside operated and repairs and maintenance costs.

Development Costs

Development costs decreased 85% for the second quarter and 69% for the six-month period primarily because of decreased activity and costs related to non-operated Texas and Oklahoma oil properties underlying the 75% net profits interest.

Excess Costs

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from any other conveyance.

XTO Energy advised the trustee that continued lower oil prices resulted in net excess costs of $163,954 ($122,966 net to the Trust) for the quarter ended June 30, 2016 and $392,377 ($294,283 net to the Trust) for the quarter ended March 31, 2016 on properties underlying the Texas working interest.

XTO Energy advised the trustee that decreased costs and increasing oil prices resulted in the partial recovery of excess costs of $63,820 ($47,865 net to the Trust) for the quarter ended June 30, 2016 on properties underlying the Oklahoma working interest.

XTO Energy advised the trustee that lower oil prices resulted in net excess costs of $115,984 ($86,988 net to the Trust) for the quarter ended March 31, 2016 on properties underlying the Oklahoma working interest.

XTO Energy advised the trustee that lower oil prices and increased costs resulted in net excess costs of $310,588 ($232,941 net to the Trust) for the quarter ended June 30, 2015 and $410,337 ($307,753 net to the Trust) for the quarter ended March 31, 2015 on properties underlying the Texas working interest.

XTO Energy advised the trustee that lower oil prices, decreased oil production and increased costs resulted in net excess costs of $807,158 ($605,369 net to the Trust) for the quarter ended June 30, 2015 and $43,414 ($32,560 net to the Trust) for the quarter ended March 31, 2015 on properties underlying the Oklahoma working interest.

Cumulative excess costs for the Texas and Oklahoma working interest conveyances remaining as of June 30, 2016 totaled $2,634,566 ($1,975,925 net to the Trust).

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

CROSS TIMBERS ROYALTY TRUST By SOUTHWEST BANK, TRUSTEE

By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: August 4, 2016	By	/S/ BETH E. CASTEEL
Beth E. Casteel
Vice President—Upstream Business Services