Form 10-K
period 2016-12-31
CROSS TIMBERS ROYALTY TRUST
filed 2017-03-10
CIK 881787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016	Commission file number 1-10982

Cross Timbers Royalty Trust

(Exact Name of Registrant as Specified in the Cross Timbers Royalty Trust Indenture)

Texas	75-6415930
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Southwest Bank Trustee P.O. Box 962020 Fort Worth, Texas	76162-2020
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number Including Area Code: (855) 588-7839

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units of Beneficial Interest	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐        No  ☒

The aggregate market value of the units of beneficial interest of the Trust, based on the closing price on the New York Stock Exchange as of June 30, 2016 (the last business day of its most recently completed second fiscal quarter), held by non-affiliates of the registrant on that date was approximately $108.8 million.

At February 15, 2017, there were 6,000,000 units of beneficial interest of the Trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Listed below is the only document parts of which are incorporated herein by reference and the parts of this report into which the document is incorporated:

None

CROSS TIMBERS ROYALTY TRUST

2016 ANNUAL REPORT ON FORM 10-K

GLOSSARY OF TERMS

The following is a glossary of certain defined terms used in this Annual Report on Form 10-K.

GLOSSARY

Bbl	Barrel (of oil)

Bcf	Billion cubic feet (of natural gas)

BOE	Barrel of oil equivalent

Mcf	Thousand cubic feet (of natural gas)

MMBtu	One million British Thermal Units, a common energy measurement

net proceeds	Gross proceeds received by XTO Energy from sale of production from the underlying properties, less applicable costs, as defined in the net profits interest conveyances

net profits income	Net proceeds multiplied by the applicable net profits percentage of 75% or 90%, which is paid to the Trust by XTO Energy. “Net profits income” is referred to as “royalty income” for income tax purposes.

net profits interest	An interest in an oil and gas property measured by net profits from the sale of production, rather than a specific portion of production. The following defined net profits interests were conveyed to the Trust from the underlying properties:

90% net profits interests—interests that entitle the Trust to receive 90% of the net proceeds from the underlying properties that are substantially all royalty or overriding royalty interests in Texas, Oklahoma and New Mexico

75% net profits interests—interests that entitle the Trust to receive 75% of the net proceeds from the underlying properties that are working interests in Texas and Oklahoma

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

Cross Timbers Royalty Trust (the “Trust”) is an express trust created under the laws of Texas pursuant to the Cross Timbers Royalty Trust Indenture entered into on February 12, 1991 between predecessors of XTO Energy Inc. (formerly known as Cross Timbers Oil Company), as grantors, and NCNB Texas National Bank, as trustee. On January 9, 2014, the successor of NCNB Texas National Bank, U.S. Trust, Bank of America Private Wealth Management, a division of Bank of America, N.A., gave notice to unitholders that it would resign as trustee. At the special meeting of the Trust’s unitholders held on June 20, 2014, the unitholders of the Trust voted to approve the proposal to appoint Southwest Bank as successor trustee of the Trust effective August 29, 2014. Southwest Bank is now the trustee of the Trust. The principal office of the Trust is located at 2911 Turtle Creek Blvd, Suite 850, Dallas, Texas 75219 (telephone number 855-588-7839).

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

On June 25, 2010, XTO Energy became a wholly owned subsidiary of Exxon Mobil Corporation.

Under the terms of each of the five conveyances, the Trust receives net profits income from the net profits interests generally on the last business day of each month. Net profits income is determined by XTO Energy by multiplying the net profit percentage (90% or 75%) times net proceeds from the underlying properties for each conveyance during the previous month. Net proceeds are the gross proceeds received from the sale of production, less “production costs,” as defined in the conveyances. For the 90% net profits interests and the 75% net profits interests, production costs generally include applicable property taxes, transportation, marketing and other charges. For the 75% net profits interests, production costs also include capital and operating costs paid (e.g., drilling, production and other direct costs of owning and operating the property) and a monthly overhead charge that is adjusted annually. The monthly overhead charge at December 31, 2016 was $37,200 ($27,900 net to the Trust). XTO Energy deducts an overhead charge as operator of the Hewitt Unit. As of December 31, 2016, monthly overhead attributable to the Hewitt Unit was $5,314 ($3,986 net to the Trust). If production costs exceed gross proceeds for any conveyance, this excess is carried forward to future monthly computations of net proceeds until the excess costs (plus interest accrued as specified in the conveyances) are completely recovered. Excess production costs and related accrued interest from one conveyance cannot be used to reduce net proceeds from any other conveyance. For further information on excess costs, see Note 7 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

The Trust is not liable for any production costs or liabilities attributable to the underlying properties. If at any time the Trust receives net profits income in excess of the amount due, the Trust is not obligated to return such overpayment, but future net profits income payable to the Trust will be reduced until the overpayment, plus interest at the prime rate, is recovered.

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

The trustee’s function is to collect the net profits income from the net profits interests, to pay all Trust expenses and to pay the monthly distribution amount to unitholders. The trustee’s powers are specified by the terms of the indenture. The Trust cannot engage in any business activity or acquire any assets other than the net profits interests and specific short-term cash investments. The Trust has no employees since all administrative functions are performed by the trustee.

Approximately 66% of the net profits income received by the Trust during 2016 was attributable to natural gas, as well as 64% of the Trust’s estimated future net cash flows from proved reserves at December 31, 2016 (based on estimated future net cash flows using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period). There is generally a greater demand for gas during the winter. Otherwise, Trust income is not subject to seasonal factors, nor dependent upon patents, licenses, franchises or concessions. The Trust conducts no research activities.

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

The Trust’s monthly cash distributions are highly dependent upon the prices realized from the sale of natural gas and oil. Oil and natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and XTO Energy. Factors that contribute to price fluctuations include instability in oil-producing regions, worldwide economic conditions, weather conditions, the supply of domestic and foreign oil, natural gas and natural gas liquids, consumer demand, the price and availability of alternative fuels, the proximity to, and capacity of, transportation facilities and the effect of worldwide energy conservation measures. Moreover, government regulations, such as regulation of natural gas transportation and price controls, can affect product prices. A significant decline in oil or natural gas prices could have a material adverse effect on the amount of oil and natural gas that is economic to produce, Trust net profits (and therefore cash available for distribution to unitholders) and proved reserves attributable to the Trust’s interests. The volatility of energy prices reduces the predictability of future cash distributions to Trust unitholders.

Higher production expense and/or development costs, without concurrent increases in revenue, will directly decrease the net proceeds payable to the Trust from the properties underlying the 75% net profits interests.

Production expense and development costs are deducted in the calculation of the Trust’s share of net proceeds from properties underlying the 75% net profits interests. Accordingly, higher or lower production expense and development costs, without concurrent changes in revenue, will directly decrease or increase the amount received by the Trust for its 75% net profits interests. If development costs and production expense for properties underlying the 75% net profits in a particular state exceed the production proceeds from the properties, the Trust will not receive net profits income for those properties until future net proceeds from production in that state exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs.

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

Future net profits may be subject to risks relating to the creditworthiness of third parties.

The Trust does not lend money and has limited ability to borrow money, which the trustee believes limits the Trust’s risk from exposure to credit markets. The Trust’s future net profits, however, may be subject to risks relating to the creditworthiness of the operators of the underlying properties and other purchasers of crude oil and natural gas produced from the underlying properties. This creditworthiness may be impacted by the price of crude oil and natural gas.

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

Drilling oil and natural gas wells involves numerous risks, including the risk that commercially productive oil and natural gas reservoirs are not encountered. The presence of unanticipated pressures or irregularities in formations, miscalculations or accidents may cause drilling activities to be unsuccessful. In addition, there is often uncertainty as to the future cost or timing of drilling, completing and operating wells. Further, development activities may be curtailed, delayed or canceled as a result of a variety of factors, including:

•	reduced oil or natural gas prices;
•	unexpected drilling conditions;
•	title problems;
•	restricted access to land for drilling or laying pipeline;
•	pressure or irregularities in formations;
•	equipment failures or accidents;
•	adverse weather conditions; and
•	costs of, or shortages or delays in the availability of, drilling rigs, tubular materials and equipment.

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

Extensive federal, state and local regulation of the oil and natural gas industry significantly affects operations on the underlying properties. In particular, oil and natural gas development and production are subject to stringent environmental regulations. These regulations have increased the costs of planning, designing, drilling, installing, operating and abandoning oil and natural gas wells and other related facilities, which costs could reduce net proceeds payable to the Trust and Trust distributions. These regulations may become more demanding in the future. See “Regulation” on pp. 13-16 and “Greenhouse Gas Emissions and Climate Change Regulations” on p. 21.

Item 1B.	Unresolved Staff Comments

As of December 31, 2016, the Trust did not have any unresolved Securities and Exchange Commission staff comments.

Item 2.	Properties

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

The underlying properties include over 2,900 producing properties with established production histories in Texas, Oklahoma and New Mexico. The average reserve-to-production index for the underlying properties as of December 31, 2016 is approximately 9 years. This index is calculated using total proved reserves and estimated 2017 production for the underlying properties. The projected 2017 production is from proved developed producing reserves as of December 31, 2016. Based on estimated future net cash flows at 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, the future net cash flows from proved reserves of the underlying properties are approximately 64% natural gas and 36% oil. The underlying properties also include certain nonproducing properties in Texas, Oklahoma and New Mexico that are primarily mineral interests.

Producing Acreage, Wells and Drilling

90% Net Profits Interests Underlying Royalties.    Royalty and overriding royalty properties underlying the 90% net profits interests represent 90% of the discounted future net cash flows from Trust proved reserves at December 31, 2016. Approximately 71% of the discounted future net cash flows from the 90% net profits interests are from gas reserves, totaling 17.3 Bcf. Oil reserves allocated to the 90% net profits interests are primarily located in West Texas and are estimated to be 451,000 Bbls at December 31, 2016.

The underlying royalties are royalty and overriding royalty interests primarily located in mature producing oil and gas fields. The most significant producing region in which the underlying royalties are located is the San Juan Basin in northwestern New Mexico. The San Juan Basin royalties gas production accounted for approximately 76% of the Trust’s gas sales volumes and 50% of the net profits income for 2016. The Trust’s estimated proved gas reserves from this region totaled 12.5 Bcf at December 31, 2016, or approximately 81% of Trust total gas reserves at that date. XTO Energy estimates that underlying royalties in the San Juan Basin include more than 4,960 gross (approximately 51.4 net) wells, covering almost 60,000 gross acres. Approximately half of these wells are operated by BP America Production Company or ConocoPhillips.

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

The underlying royalties contain approximately 280,798 gross (approximately 37,785 net) producing acres. Well counts for the underlying royalties cannot be provided because information regarding the number of wells on royalty properties is generally not made available to royalty interest owners.

Because the properties related to the 90% net profits interests are primarily royalty interests and overriding royalty interests, the net profits income from these properties is not reduced by production or development costs, with the exception of a limited number of wells that were converted to working interest after conveyance that incur production and development costs. Additionally, net profits income from these interests cannot be reduced by any excess costs of the 75% net profits interests. The Trust, therefore, should generally receive monthly net profits income from these interests, as determined by oil and gas sales volumes and prices.

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

Proved reserves from the 75% net profits interests are almost entirely oil, estimated to be approximately 117,000 Bbls at year-end 2016. Proved reserves from these interests represent 10% of the discounted future net cash flows of the Trust’s proved reserves at December 31, 2016.

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

The underlying working interest properties consist of 3,814 gross (2,996 net) producing acres. As of December 31, 2016, there were 1,408 gross (70 net) productive oil wells and no wells in process of drilling on these properties. There were no wells drilled in 2016, 12 gross (1.0 net) wells drilled in 2015 and 5 gross (0.3 net) wells drilled in 2014.

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

Total 2016 development costs were $998,200, down 63% from 2015 development costs of $2,697,664. Development costs were lower in 2016 because of decreased development activity and costs related to non-operated Texas and Oklahoma oil properties underlying the 75% net profits interest. January and February 2017 development costs totaled approximately $159,000, primarily incurred in fourth quarter 2016.

As reported to XTO Energy by unit operators in February of each year, budgeted development costs were $1.0 million for 2016 and $4.4 million for 2015. Actual development costs often differ from amounts budgeted because of changes in product prices and other factors that may affect the timing or selection of projects. Also, costs are deducted in the calculation of Trust net profits income several months after they are incurred by the operator. Unit operators have reported total budgeted costs, net to the underlying properties, of approximately $1.2 million for 2017 and $1.3 million for 2018. Changes in oil or natural gas prices could impact future development plans on the underlying properties.

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from other conveyances. Remaining cumulative excess costs totaled $2,403,654 ($1,802,741 net to the Trust) for the period ended December 31, 2016. For information regarding the effect of excess costs on Trust net profits income, see Note 7 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

Estimated Proved Reserves and Future Net Cash Flows

The following are proved reserves of the underlying properties, as estimated by independent engineers, and proved reserves and future net cash flows from proved reserves of the net profits interests, based on an allocation of these reserves, at December 31, 2016:

	Underlying Properties		Net Profits Interests
	Proved Reserves(a)		Proved Reserves(a)(b)		Future Net Cash Flows from Proved Reserves(a)(c)
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
(in thousands)					Undiscounted	Discounted
90% Net Profits Interests
San Juan Basin	18	13,896	16	12,507	$26,448	$14,011
Other New Mexico	30	92	27	82	1,293	646
Texas	353	1,972	318	1,777	17,214	9,464
Oklahoma	50	1,307	45	1,094	4,145	2,374

Total	451	17,267	406	15,460	49,100	26,495

75% Net Profits Interests
Texas	72	70	—	—	—	—
Oklahoma	720	180	117	29	4,155	2,889

Total	792	250	117	29	4,155	2,889

TOTAL	1,243	17,517	523	15,489	$53,255	$29,384

(a)	Based on 12-month average oil price of $38.19 per Bbl and $2.45 per Mcf for gas, based on the first-day-of-the-month price for each month in the period.

(b)	Since the Trust has defined net profits interests, the Trust does not own a specific percentage of the oil and gas reserves. Oil and gas reserves are allocated to the net profits interests by dividing Trust net cash inflows by 12-month average oil and gas prices. As such, reserves allocated to the Trust have been reduced to reflect recovery of the Trust’s portion of applicable production and development costs, which includes excess costs. Any conveyance where costs exceed revenues will result in zero allocated net profits interests reserves for that conveyance.

(c)	Before income taxes since future net cash flows are not subject to taxation at the trust level. Future net cash flows are discounted at an annual rate of 10%.

Proved reserves at December 31, 2016 consist of the following:

	Underlying Properties		Net Profits Interests
	Proved Reserves		Proved Reserves
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Proved developed reserves	1,243	17,517	523	15,489
Proved undeveloped reserves	—	—	—	—

Total proved reserves	1,243	17,517	523	15,489

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

The XTO Energy reserve engineering group reviews reserve estimates with third-party petroleum consultants, Miller and Lents, Ltd., independent petroleum engineers. Miller and Lents, Ltd. estimated oil and gas reserves attributable to the underlying properties as of December 31, 2016, 2015, 2014 and 2013. Miller and Lents’ primary technical person responsible for calculating the Trust’s reserves has more than 25 years of experience as a reserve engineer. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

Reserve quantities and revenues for the net profits interests were estimated from projections of reserves and revenues attributable to the underlying properties. Since the Trust has defined net profits interests, the Trust does not own a specific percentage of the oil and gas reserves. Oil and gas reserves are allocated to the net profits interests by dividing Trust net cash inflows by 12-month average oil and gas prices.

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

Oil and gas production and average sales prices attributable to the underlying properties and the net profits interests for each of the three years ended December 31 were as follows:

	90% Net Profits Interests			75% Net Profits Interests			Total
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Production
Underlying Properties
Oil—Sales (Bbl)	66,487	77,221	72,101	157,801	154,836	149,286	224,288	232,057	221,387
Average per day (Bbls)	182	212	198	431	424	409	613	636	607
Gas—Sales (Mcf)	2,043,014	1,593,141	1,605,306	5,678	22,897	24,062	2,048,692	1,616,038	1,629,368
Average per day (Mcf)	5,582	4,365	4,398	16	63	66	5,598	4,428	4,464
Net Profits Interests
Oil—Sales (Bbls)	66,648	64,853	62,919	—	3,214	32,677	66,648	68,067	95,596
Average per day (Bbls)	182	178	172	—	9	90	182	187	262
Gas—Sales (Mcf)	1,895,526	1,409,136	1,458,575	—	175	5,732	1,895,526	1,409,311	1,464,307
Average per day (Mcf)	5,179	3,861	3,996	—	—	16	5,179	3,861	4,012

Average Sales Price
Oil (per Bbl)	$40.37	$58.44	$91.15	$37.02	$49.72	$91.64	$38.02	$52.62	$91.48
Gas (per Mcf)	$3.50	$4.49	$6.94	$19.61	$7.77	$11.21	$3.55	$4.54	$7.00

Average Production Cost per BOE(a)	$0.04	$0.05	$0.05	$29.47	$38.90	$37.42	$8.30	$12.34	$11.67

(a)	Total average production cost per BOE includes production from the properties underlying the 90% net profits interests, which are substantially all royalty and overriding royalty interests with insignificant production costs.

Oil and gas production by conveyance attributable to the underlying properties for each of the three years ended December 31 were as follows:

	Underlying Gas Production (Mcf)
Conveyance	2016	2015	2014
New Mexico royalty interest	1,594,530	1,008,064	1,111,622
Oklahoma royalty interest	266,551	349,439	276,549
Texas royalty interest	181,933	235,638	217,135
Texas working interest	12,935	14,939	11,490
Oklahoma working interest(b)	(7,257)	7,958	12,572

Total	2,048,692	1,616,038	1,629,368

(b)	Oklahoma working interest gas production for 2016 includes a one-time prior period revenue adjustment.

	Underlying Oil Production (Bbls)
Conveyance	2016	2015	2014
New Mexico royalty interest	5,855	5,672	6,382
Oklahoma royalty interest	17,686	22,075	14,914
Texas royalty interest	42,946	49,474	50,804
Texas working interest	56,151	60,133	57,928
Oklahoma working interest	101,650	94,703	91,359

Total	224,288	232,057	221,387

Nonproducing Acreage

The underlying nonproducing royalties contain approximately 227,000 gross (approximately 24,000 net) acres in Texas, Oklahoma and New Mexico which were nonproducing at the date of the Trust’s creation. The Trust is entitled to 10% of oil and gas production attributable to the underlying mineral interests, but is not entitled to delay rental payments or lease bonuses. There has been no significant development of such nonproducing acreage since the Trust’s creation.

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

Because the Trust is a grantor trust for federal tax purposes, each unitholder is taxed directly on his proportionate share of income, deductions and credits of the Trust consistent with each such unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust. The income of the Trust consists primarily of a specified share of the net profits from the sale of oil and natural gas produced from the underlying properties. During 2016, the Trust incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust.

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

The difference between the per-unit taxable income for any period and the per-unit cash distributions, if any, reported for such period is attributable to (i) items that are not currently deductible, such as an increase in the cash reserve maintained by the Trust for the payment of future expenditures; (ii) the current deduction of expenses that are paid with amounts previously reserved; (iii) items that do not constitute taxable income, such as a decrease in the cash reserve maintained by the Trust and/or a return of capital; and (iv) items that constitute taxable income due to the recovery of prior period expense adjustments. Because of these types of items and when the trustee elects to reserve amounts from monthly distributions to maintain an administrative expense reserve, the taxable income per period frequently differs from the actual amount distributed to unitholders, including in 2016.

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

Units of Beneficial Interest

The units of beneficial interest in the Trust are listed and traded on the New York Stock Exchange under the symbol “CRT.” The following are the high and low unit sales prices and total cash distributions per unit paid by the Trust during each quarter of 2016 and 2015:

	Sales Price		Distributions per Unit
Quarter	High	Low
2016
First	$16.46	$12.00	$0.363497
Second	18.20	14.50	0.162530
Third	20.59	17.65	0.216652
Fourth	19.80	16.11	0.318121

			$1.060800

2015
First	$23.39	$17.25	$0.427665
Second	22.94	15.03	0.289438
Third	16.50	12.01	0.293444
Fourth	19.16	12.01	0.344231

			$1.354778

At December 31, 2016, there were 6,000,000 units outstanding and approximately 220 unitholders of record; 5,854,606 of these units were held by depository institutions.

The Trust has no equity compensation plans, nor has it purchased any units during the period covered by this report.

Item 6.	Selected Financial Data

	Year Ended December 31
	2016	2015	2014	2013	2012
Net Profits Income	$7,541,706	$8,884,319	$16,449,036	$14,290,356	$15,283,504
Distributable Income	6,364,800	8,128,668	15,945,300	13,887,594	14,889,588
Distributable Income per Unit	1.060800	1.354778	2.657550	2.314599	2.481598
Distributions per Unit	1.060800	1.354778	2.657550	2.314599	2.481598
Total Assets at Year-End	11,448,234	11,511,940	12,272,598	12,935,109	13,840,567

Item 7.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Calculation of Net Profits Income

The following is a summary of the calculation of net profits income received by the Trust:

	Year Ended December 31(a)			Quarter Ended December 31(a)
	2016	2015	2014	2016	2015
Sales Volumes
Oil (Bbls)(b)
Underlying properties	224,288	232,057	221,387	53,062	56,619
Average per day	613	636	607	577	615
Net profits interests	66,648	68,067	95,596	16,729	13,977
Gas (Mcf)(b)
Underlying properties	2,048,692	1,616,038	1,629,368	509,725	509,306
Average per day	5,598	4,428	4,464	5,540	5,536
Net profits interests	1,895,526	1,409,311	1,464,307	486,262	447,769
Average Sales Price
Oil (per Bbl)	$38.02	$52.62	$91.48	$42.16	$43.74
Gas (per Mcf)	$3.55	$4.54	$7.00	$3.45	$4.67
Revenues
Oil sales	$8,526,335	$12,211,006	$20,251,792	$2,237,209	$2,476,400
Gas sales	7,268,081	7,337,579	11,413,196	1,757,270	2,379,549

Total Revenues	15,794,416	19,548,585	31,664,988	3,994,479	4,855,949

Costs
Taxes, transportation and other(e)	2,331,326	2,714,689	3,882,386	563,628	739,151
Production expense(c)	4,462,800	6,189,352	5,753,938	1,110,056	1,482,217
Development costs	998,200	2,697,664	3,373,537	237,045	365,653
Excess costs(d)	(377,583)	(1,972,100)	(53,971)	(61,794)	(302,364)

Total Costs	7,414,743	9,629,605	12,955,890	1,848,935	2,284,657

Other Proceeds
Interest income(e)	—	—	210,242	—	—
Net Proceeds	$8,379,673	$9,918,980	$18,919,340	$2,145,544	$2,571,292

Net Profits Income	$7,541,706	$8,884,319	$16,449,036	$1,930,990	$2,314,162

(a)	Because of the interval between time of production and receipt of net profits income by the Trust, oil and gas sales for the year ended December 31 generally relate to oil production from November through October and gas production from October through September, while oil and gas sales for the quarter ended December 31 generally relate to oil production from August through October and gas production from July through September.

(b)	Oil and gas sales volumes are allocated to the net profits interests by dividing Trust net cash inflows by average sales prices. As oil and gas prices change, the Trust’s allocated production volumes are impacted as the quantity of production necessary to cover expenses changes inversely with price. As such, the underlying property production volume changes may not correlate with the Trust’s allocated production volumes in any given period. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)	Production expense is primarily from seven working interest properties in the 75% net profits interest. Six of these properties are not operated by XTO Energy or ExxonMobil. Production expense includes an overhead charge which is deducted and retained by the operator. As of December 31, 2016, this charge was $37,200 per month (including a monthly overhead charge of $5,314 which XTO Energy deducts as operator of the Hewitt Unit) and is subject to adjustment each May based on an oil and gas industry index.

(d)	See Note 7 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

(e)	See Note 10 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

Results of Operations

Years Ended December 31, 2016, 2015 and 2014

Net profits income for 2016 was $7,541,706 as compared with $8,884,319 for 2015 and $16,449,036 for 2014. The 15% decrease in net profits income from 2015 to 2016 was primarily because of lower oil and gas prices ($4.0 million), excess costs on the Texas and Oklahoma working interest properties in 2015 ($1.2 million) and decreased oil production ($0.3 million), partially offset by decreased production expenses ($1.3 million), lower development costs ($1.3 million), increased gas production ($1.2 million) and decreased taxes, transportation and other costs ($0.4 million). The 46% decrease in net profits income from 2014 to 2015 was primarily because of lower oil and gas prices ($10.4 million) and a one-time purchaser refund included in 2014 ($0.5 million), partially offset by excess costs on the Texas and Oklahoma working interest properties in 2015 ($1.4 million), decreased taxes, transportation and other costs ($1.3 million) and lower development costs ($0.5 million). During 2016, 2015 and 2014, 66%, 56% and 49%, respectively, of net profits income was derived from gas sales.

Trust administration expense was $475,015 in 2016 as compared to $480,694 in 2015 and $504,167 in 2014. Cash reserve activity was $725,000 in 2016 as compared to $275,000 in 2015, which the trustee reserved for administrative expenses. As of December 31, 2016, the reserve is fully funded at $1,000,000. Interest income was $23,109 in 2016, $43 in 2015 and $431 in 2014. Interest income in 2016 included $22,071 related to a prior period expense adjustment. Other changes in interest income are attributable to fluctuations in net profits income and interest rates.

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil production and three months after gas production. Net profits income is generally affected by three major factors:

•	oil and gas sales volumes,
•	oil and gas sales prices, and
•	costs deducted in the calculation of net profits income.

Volumes

Oil.    Underlying oil sales volumes decreased 3% from 2015 to 2016 compared to a 5% increase from 2014 to 2015. Oil sales volumes in 2016 decreased from 2015 primarily because of natural production decline, partially offset by the timing of cash receipts. Oil sales volumes in 2015 increased from 2014 primarily because of increased production from new wells and workovers and the timing of cash receipts, partially offset by natural production decline.

Gas. Underlying gas sales volumes increased 27% from 2015 to 2016 compared to a 1% decrease from 2014 to 2015. Gas sales volumes in 2016 increased from 2015 primarily because of the timing of cash receipts related to purchaser payments covering production back to 2013, partially offset by natural production decline. Gas sales volumes in 2015 decreased from 2014 primarily because of natural production decline and the timing of cash receipts, partially offset by increased production from new wells and workovers.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Prices

Oil.    The average oil price for 2016 was $38.02 per Bbl, a 28% decrease from the 2015 average oil price of $52.62, which was a 42% decrease from the 2014 average price of $91.48. Oil prices are expected to remain volatile. The average NYMEX price for November 2016 through January 2017 was $50.19 per Bbl. At March 1, 2017, the average NYMEX oil price for the following 12 months was $54.78 per Bbl.

Gas.    The 2016 average gas price was $3.55 per Mcf, a 22% decrease from the 2015 average gas price of $4.54, which was 35% lower than the 2014 average price of $7.00. Excluding the impact of the prior period production payments received in 2016, the adjusted gas price was $2.97 per Mcf. Natural gas prices are affected by natural gas liquids prices, the level of North American production, weather, crude oil prices, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The average NYMEX price for fourth quarter 2016 was $2.98 per MMBtu. At March 1, 2017, the average NYMEX gas price for the following 12 months was $3.13 per MMBtu.

Costs

Because properties underlying the 90% net profits interests are primarily royalty and overriding royalty interests, the calculation of net profits income from these interests includes deductions for production and property taxes, legal costs, and marketing and transportation charges. In addition to these costs, the calculation of net profits income from the 75% net profits interests includes deductions for production expense and development costs since the related underlying properties are working interests. Net profits income is calculated monthly for each of the five conveyances under which the net profits interests were conveyed to the Trust. If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from other conveyances. Costs have never exceeded revenues from 90% net profits interests, nor are they expected to in the future. For further information on excess costs, see Note 7 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

Total costs deducted in the calculation of net profits income were $7.4 million in 2016, $9.6 million in 2015 and $13.0 million in 2014. The 23% decrease in costs from 2015 to 2016 is attributable to decreased production expense related to decreased outside operated costs, lower development costs related to decreased development activities and costs on non-operated Texas and Oklahoma oil properties underlying the 75% net profits interest, decreased oil and gas production taxes related to lower oil and gas revenues, partially offset by excess costs on the Texas and Oklahoma working interest properties in 2015 and increased other deductions related to increased gas production. The 26% decrease in costs from 2014 to 2015 is attributable to excess costs on the Texas and Oklahoma working interest properties in 2015, decreased oil and gas production taxes and other deductions related to lower oil and gas revenues and lower development costs related to decreased development activities and costs on non-operated Texas and Oklahoma oil properties underlying the 75% net profits interest, partially offset by a one-time purchaser refund for coal seam gas deductions included in 2014 and increased production expense related to increased outside operated costs.

Unit operators of the properties underlying the 75% net profits interests have reported total budgeted development costs, net to the underlying properties, of approximately $1.2 million for 2017 and $1.3 million for 2018, as compared to budgeted development costs of $1.0 million and actual development costs of $1.0 million for 2016. Actual development costs often differ from amounts budgeted because of changes in product prices and other factors that may affect the timing or selection of projects. Changes in oil or natural gas prices could impact future development plans on the underlying properties.

Other Proceeds

The calculation of net profits income for the year ended 2014 included $519,071 ($467,164 net to the Trust), which includes interest of $210,242 ($189,218 net to the Trust), related to a one-time purchaser refund for deductions attributable to coal seam gas wells located in the San Juan Basin for the period December 1997 through May 2006.

Fourth Quarter 2016 and 2015

During the quarter ended December 31, 2016, the Trust received net profits income totaling $1,930,990, compared with fourth quarter 2015 net profits income of $2,314,162. This 17% decrease is primarily attributable to lower oil and gas prices ($0.6 million), excess costs on the Texas and Oklahoma working interest properties in 2015 ($0.2 million) and decreased oil production ($0.1 million), partially offset by lower production expenses ($0.3 million) and decreased taxes, transportation and other costs ($0.2 million).

Administration expense was $44,776 and Trust interest income was $22,512, resulting in fourth quarter 2016 distributable income of $1,908,726, or $0.318121 per unit. Interest income for the quarter ended December 31, 2016 included $22,071 related to a prior period expense adjustment. Distributable income for fourth quarter 2015 was $2,065,386, or $0.344231 per unit. Distributions to unitholders for the quarter ended December 31, 2016 were:

Record Date	Payment Date	Per Unit
October 31, 2016	November 15, 2016	$0.111170
November 30, 2016	December 14, 2016	0.116212
December 30, 2016	January 17, 2017	0.090739

		$0.318121

Volumes

Fourth quarter 2016 underlying oil sales volumes were 53,062 Bbls, or 6% lower than 2015 levels primarily because of natural production decline. Underlying gas sales volumes for fourth quarter 2016 were 509,725 Mcf, relatively flat to 2015 levels as natural production decline was offset by the timing of cash receipts.

Prices

The average fourth quarter 2016 oil price was $42.16 per Bbl, 4% lower than the fourth quarter 2015 average price of $43.74. The average fourth quarter 2016 gas price was $3.45 per Mcf, 26% lower than the fourth quarter 2015 average price of $4.67. For further information about oil and gas prices, see “Years Ended December 31, 2016, 2015 and 2014 – Prices” above.

Costs

Costs deducted in the calculation of fourth quarter 2016 net profits income decreased $435,722, or 19%, from fourth quarter 2015. This decrease was primarily attributable to decreased production expense related to decreased outside operated costs, lower development costs related to decreased development activities and costs on non-operated Texas and Oklahoma oil properties underlying the 75% net profits interest, decreased oil and gas production taxes related to lower oil and gas revenues and decreased property taxes, partially offset by excess costs on the Texas and Oklahoma working interest properties in 2015. For further information about development and excess costs, see “Years Ended December 31, 2016, 2015 and 2014 – Costs” above.

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

Greenhouse Gas Emissions and Climate Change Regulations

There is an increased focus by local, national and international regulatory bodies on greenhouse gas (GHG) emissions and climate change. Several states have adopted climate change legislation and regulations, and various other regulatory bodies have announced their intent to regulate GHG emissions or adopt climate change regulations. The climate accord reached at the Conference of the Parties (COP21) in Paris set many new goals, and while many related policies are still emerging, XTO Energy has informed the trustee that it continues to anticipate that such policies will increase the cost of carbon dioxide emissions over time. As these regulations are under development, XTO Energy is unable to predict the total impact of the potential regulations upon the operators of the underlying properties, and it is possible that the operators of the underlying properties could face increases in operating costs in order to comply with climate change or GHG emissions legislation, which costs could reduce net proceeds payable to the Trust and Trust distributions.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet financing arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

Contractual Obligations

As shown below, the Trust had no obligations and commitments to make future contractual payments as of December 31, 2016, other than the December distribution payable to unitholders in January 2017, as shown in the statement of assets, liabilities and trust corpus.

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Distribution payable to unitholders	$544,434	$544,434	$—	$—	$—

Related Party Transactions

The underlying properties are currently owned by XTO Energy. XTO Energy deducts an overhead charge from monthly net proceeds as reimbursement for costs associated with monitoring the 75% net profits interests. As of December 31, 2016, this monthly charge was $37,200 ($27,900 net to the Trust). Included in this monthly overhead charge is a charge XTO Energy deducts as operator of the Hewitt Unit. As of December 31, 2016, monthly overhead attributable to the Hewitt Unit was $5,314 ($3,986 net to the Trust). These overhead charges are subject to annual adjustment based on an oil and gas industry index. For further information regarding the Trust’s relationship with XTO Energy, see Note 5 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

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

In general, the trustee does not view temporarily low prices as an indication of impairment. The markets for crude oil and natural gas have a history of significant price volatility and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. If events and circumstances indicated that the carrying value may not be recoverable, the trustee would use the estimated undiscounted future net cash flows from the NPI to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the NPI are less than the NPI carrying value, the Trust would recognize an impairment loss for the difference between the NPI carrying value and the estimated fair value of the NPI.

The determination as to whether the NPI is impaired requires a significant amount of judgment by the trustee and is based on the best information available to the trustee at the time of the evaluation. There was no impairment of the assets as of December 31, 2016.

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

The standardized measure of discounted future net cash flows and changes in such cash flows, as reported in Note 8 to Financial Statements under Item 8, Financial Statements and Supplementary Data, is prepared using assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission. Such assumptions include using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, and year end costs for estimated future development and production expenditures, including recovery of cumulative excess costs remaining at year end. Discounted future net cash flows are calculated using a 10% rate. Changes in any of these assumptions, including consideration of other factors, could have a significant impact on the standardized measure. Accordingly, the standardized measure does not represent XTO Energy’s or the trustee’s estimated current market value of proved reserves.

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

Report of Independent Registered Public Accounting Firm

To the Unitholders of Cross Timbers Royalty Trust and

Southwest Bank, Trustee

We have audited the accompanying statements of assets, liabilities and trust corpus of Cross Timbers Royalty Trust (the “Trust”) as of December 31, 2016 and 2015, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2016. We also have audited the Trust’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Trustee’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust at December 31, 2016 and 2015, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2016, on the basis of accounting described in Note 2. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 10, 2017

CROSS TIMBERS ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31
	2016	2015
Assets
Cash and short-term investments	$1,544,252	$969,700
Interest to be received	182	4
Net profits interests in oil and gas properties—net (Notes 1 and 2)	9,903,800	10,542,236

	$11,448,234	$11,511,940

Liabilities and Trust Corpus
Distribution payable to unitholders	$544,434	$694,704
Expense reserve(a)	1,000,000	275,000
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	9,903,800	10,542,236

	$11,448,234	$11,511,940

(a)	Expense reserve allows trustee to pay its obligations should it be unable to pay them out of the net profits income. The reserve is fully funded at $1,000,000.

STATEMENTS OF DISTRIBUTABLE INCOME

	Year Ended December 31
	2016	2015	2014
Net profits income	$7,541,706	$8,884,319	$16,449,036
Interest income(a)	23,109	43	431

Total income	7,564,815	8,884,362	16,449,467
Administration expense	475,015	480,694	504,167
Cash reserves withheld for Trust expenses	725,000	275,000	—

Distributable income	$6,364,800	$8,128,668	$15,945,300

Distributable income per unit (6,000,000 units)	$1.060800	$1.354778	$2.657550

(a)	Interest income for the period ended December 31, 2016 includes $22,071 related to a prior period expense adjustment.

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year Ended December 31
	2016	2015	2014
Trust corpus, beginning of year	$10,542,236	$10,994,298	$11,791,689
Amortization of net profits interests	(638,436)	(452,062)	(797,391)
Distributable income	6,364,800	8,128,668	15,945,300
Distributions declared	(6,364,800)	(8,128,668)	(15,945,300)

Trust corpus, end of year	$9,903,800	$10,542,236	$10,994,298

See accompanying notes to financial statements.

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

1. Trust Organization and Provisions

Cross Timbers Royalty Trust (the “Trust”) was created on February 12, 1991 by predecessors of XTO Energy Inc., when the following net profits interests were conveyed under five separate conveyances to the Trust effective October 1, 1990, in exchange for 6,000,000 units of beneficial interest in the Trust:

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

In general, the trustee does not view temporarily low prices as an indication of impairment. The markets for crude oil and natural gas have a history of significant price volatility and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. If events and circumstances indicated the carrying value may not be recoverable, the trustee would use the estimated undiscounted future net cash flows from the NPI to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the NPI are less than the NPI carrying value, the Trust would recognize an impairment loss for the difference between the NPI carrying value and the estimated fair value of the NPI.

The determination as to whether the NPI is impaired requires a significant amount of judgment by the trustee and is based on the best information available to the trustee at the time of the evaluation. There was no impairment of the assets as of December 31, 2016.

The initial carrying value of the net profits interests of $61,100,449 was XTO Energy’s historical net book value of the interests on February 12, 1991, the date of the transfer to the Trust. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $51,196,649 as of December 31, 2016 and $50,558,213 as of December 31, 2015.

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

In computing net profits income for the 75% net profits interests (Note 3), XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This charge at December 31, 2016 was $37,200 per month, or $446,400 annually (net to the Trust of $334,800 annually). Included in this monthly overhead charge is a charge XTO Energy deducts as operator of the Hewitt Unit. As of December 31, 2016, overhead attributable to the Hewitt Unit was $5,314 per month, or $63,768 annually (net to the Trust of $47,826 annually). These overhead charges are subject to an annual adjustment based on an oil and gas industry index.

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

	Conveyances (Underlying)
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/15	$959,151	$1,066,920	$2,026,071
Net excess costs for the quarter ended 3/31/16	392,377	115,984	508,361
Net excess costs (recovery) for the quarter ended 6/30/16	163,954	(63,820)	100,134
Net excess costs (recovery) for the quarter ended 9/30/16	23,597	(316,303)	(292,706)
Net excess costs (recovery) for the quarter ended 12/31/16	208,740	(146,946)	61,794

Cumulative excess costs remaining at 12/31/16	$1,747,819	$655,835	$2,403,654

XTO Energy advised the trustee that continued lower oil prices resulted in net excess costs of $788,668 ($591,501 net to the Trust) on properties underlying the Texas working interest for the year ended December 31, 2016. This includes net excess costs of $208,740 ($156,555 net to the Trust) for the quarter ended December 31, 2016.

XTO Energy advised the trustee that improved oil prices and decreased costs resulted in the partial recovery of excess costs of $411,085 ($308,314 net to the Trust) on properties underlying the Oklahoma working interest for the year ended December 31, 2016. This includes the partial recovery of $146,946 ($110,209 net to the Trust) for the quarter ended December 31, 2016.

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

Cumulative excess costs remaining for the Texas and Oklahoma working interest conveyances as of December 31, 2016 totaled $2,403,654 ($1,802,741 net to the Trust).

8. Supplemental Oil and Gas Reserve Information (Unaudited)

Oil and Natural Gas Reserves

Proved oil and gas reserves have been estimated by independent petroleum engineers. Proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data can be estimated with reasonable certainty to be

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Standardized Measure

The standardized measure of discounted future net cash flows and changes in such cash flows are prepared using assumptions required by the Financial Accounting Standards Board. Such assumptions include the use of 12-month average prices for oil and gas, based on the first-day-of-the-month price for each month in the period, and year end costs for estimated future development and production expenditures to produce the proved reserves, including recovery of cumulative excess costs remaining at year end. Future net cash flows are discounted at an annual rate of 10%. No provision is included for federal income taxes since future net cash flows are not subject to taxation at the trust level.

The standardized measure does not represent management’s estimate of future cash flows or the value of proved oil and gas reserves. Probable and possible reserves, which may become proved in the future, are excluded from the calculations. Furthermore, prices used to determine the standardized measure are influenced by supply and demand as affected by recent economic conditions as well as other factors and may not be the most representative in estimating future revenues or reserve data.

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

Oil prices used to determine the standardized measure were based on average realized oil prices of $38.19 per Bbl in 2016, $46.58 per Bbl in 2015, $88.53 per Bbl in 2014 and $91.03 per Bbl in 2013. The weighted average realized gas prices used to determine the standardized measure were $2.45 per Mcf in 2016, $2.83 per Mcf in 2015, $5.82 per Mcf in 2014 and $5.15 per Mcf in 2013.

Reserve quantities and revenues for the net profits interests were estimated from projections of reserves and revenues attributable to the underlying properties. Since the Trust has defined net profits interests, the Trust does not own a specific percentage of the oil and gas reserves. Oil and gas reserves are allocated to the net profits interests by dividing Trust net cash inflows by 12-month average oil and gas prices. Any fluctuations in 12-month average prices or estimated costs will result in revisions to the estimated reserve quantities allocated to the net profits interests, which may not correlate with revisions of underlying proved reserves.

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Proved Reserves

	Net Profits Interests						Underlying Properties
	90% Net Profits Interests		75% Net Profits Interests		Total
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Balance, December 31, 2013	487	20,556	513	166	1,000	20,722	2,302	23,572
Extensions, additions and discoveries	14	499	17	5	31	504	91	576
Revisions of prior estimates	16	314	38	10	54	324	146	309
Production	(63)	(1,458)	(33)	(6)	(96)	(1,464)	(221)	(1,629)

Balance, December 31, 2014	454	19,911	535	175	989	20,086	2,318	22,828
Extensions, additions and discoveries	14	142	—	—	14	142	16	158
Revisions of prior estimates	25	(2,198)	(477)	(142)	(452)	(2,340)	(1,264)	(2,828)
Production	(65)	(1,409)	(3)	—	(68)	(1,409)	(232)	(1,616)

Balance, December 31, 2015	428	16,446	55	33	483	16,479	838	18,542

Extensions, additions and discoveries	6	110	—	—	6	110	7	122
Revisions of prior estimates	38	800	62	(4)	100	796	622	902
Production	(66)	(1,896)	—	—	(66)	(1,896)	(224)	(2,049)

Balance, December 31, 2016	406	15,460	117	29	523	15,489	1,243	17,517

Extensions, additions and discoveries of proved gas reserves are primarily because of development in the San Juan Basin. Revisions of prior estimates are primarily related to changes in prices and costs. Negative revisions for the underlying properties in 2015 are primarily due to lower oil and gas prices. Positive revisions for the underlying properties in 2016 are primarily due to lower operating costs.

Proved Developed Reserves

	Net Profits Interests						Underlying Properties
	90% Net Profits Interests		75% Net Profits Interests		Total
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
December 31, 2013	487	20,556	513	166	1,000	20,722	2,302	23,572

December 31, 2014	454	19,911	535	175	989	20,086	2,318	22,828

December 31, 2015	428	16,446	55	33	483	16,479	838	18,542

December 31, 2016	406	15,460	117	29	523	15,489	1,243	17,517

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	90% Net Profits Interests			75% Net Profits Interests			Total
	December 31			December 31			December 31
(in thousands)	2016	2015	2014	2016	2015	2014	2016	2015	2014
Net Profits Interests
Future cash inflows	$53,629	$65,055	$151,974	$4,477	$2,915	$49,733	$58,106	$67,970	$201,707
Future production taxes	(4,529)	(5,482)	(13,724)	(322)	(230)	(3,732)	(4,851)	(5,712)	(17,456)

Future net cash flows	49,100	59,573	138,250	4,155	2,685	46,001	53,255	62,258	184,251
10% discount factor	(22,605)	(27,789)	(68,986)	(1,266)	(727)	(19,330)	(23,871)	(28,516)	(88,316)

Standardized measure	$26,495	$31,784	$69,264	$2,889	$1,958	$26,671	$29,384	$33,742	$95,935

Underlying Properties
Future cash inflows							$90,456	$91,575	$338,134
Future costs							(30,362)	(21,803)	(123,191)

Future net cash flows							60,094	69,772	214,943
10% discount factor							(26,805)	(31,846)	(102,422)

Standardized measure							$33,289	$37,926	$112,521

Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	90% Net Profits Interests			75% Net Profits Interests			Total
(in thousands)	2016	2015	2014	2016	2015	2014	2016	2015	2014
Net Profits Interests
Standardized measure, January 1	$31,784	$69,264	$67,694	$1,958	$26,671	$24,900	$33,742	$95,935	$92,594
Extensions, additions and discoveries	290	634	2,096	—	—	704	290	634	2,800
Accretion of discount	2,719	5,864	5,734	174	2,367	2,187	2,893	8,231	7,921
Revisions of prior estimates,changes in price and other	(756)	(35,307)	7,297	757	(26,866)	1,772	1	(62,173)	9,069
Net profits income	(7,542)	(8,671)	(13,557)	—	(214)	(2,892)	(7,542)	(8,885)	(16,449)

Standardized measure, December 31	$26,495	$31,784	$69,264	$2,889	$1,958	$26,671	$29,384	$33,742	$95,935

Underlying Properties
Standardized measure, January 1							$37,926	$112,521	$108,416

Revisions:
Prices and costs							(11,714)	(50,293)	8,570
Quantity estimates							12,511	(24,841)	5,777
Accretion of discount							3,252	9,673	9,285
Future development costs							(998)	(1,896)	(4,125)
Other							(8)	5	(15)

Net revisions							3,043	(67,352)	19,492
Extensions, additions and discoveries							322	704	3,268
Production							(9,000)	(10,645)	(22,029)
Development costs							998	2,698	3,374

Net change							(4,637)	(74,595)	4,105

Standardized measure, December 31							$33,289	$37,926	$112,521

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

9. Quarterly Financial Data (Unaudited)

The following is a summary of net profits income, distributable income and distributable income per unit by quarter for 2016 and 2015:

	Net Profits Income	Distributable Income	Distributable Income per Unit
2016
First Quarter	$2,706,106	$2,180,982	$0.363497
Second Quarter	1,391,073	975,180	0.162530
Third Quarter	1,513,537	1,299,912	0.216652
Fourth Quarter	1,930,990	1,908,726	0.318121

	$7,541,706	$6,364,800	$1.060800

2015
First Quarter	$2,824,371	$2,565,990	$0.427665
Second Quarter	1,851,313	1,736,628	0.289438
Third Quarter	1,894,473	1,760,664	0.293444
Fourth Quarter	2,314,162	2,065,386	0.344231

	$8,884,319	$8,128,668	$1.354778

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

Trustee’s Report on Internal Control Over Financial Reporting

The trustee, Southwest Bank, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the trustee’s evaluation under the framework in Internal Control—Integrated Framework (2013), the trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2016. The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report under Item 8, Financial Statements and Supplementary Data.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Section 16(a) of the Securities Exchange Act of 1934 requires that directors, officers, and beneficial owners of more than 10% of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. To the trustee’s knowledge, based solely on the information furnished to the trustee, the trustee is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the Trust units of beneficial interest during and for the year ended December 31, 2016.

Because the Trust has no employees, it does not have a code of ethics. Employees of the trustee, Southwest Bank, must comply with the bank’s standards of conduct, a copy of which will be made available to unitholders without charge, upon request by appointment at 2911 Turtle Creek Boulevard, Suite 850, Dallas, Texas, 75219.

Item 11.	Executive Compensation

The trustee received the following annual compensation from 2014 through 2016 as specified in the Trust indenture:

	2016	2015	2014
U.S. Trust, Bank of America Private Wealth Management, Trustee(1)(2)	—	—	$20,315
Southwest Bank, Trustee(1)(2)	$32,437	$35,792	$25,024

(1)	Under the Trust indenture, the trustee is entitled to an administrative fee of: (i) 1/20 of 1% of the first $100 million of the annual gross revenue of the Trust, and 1/30 of 1% of the annual gross revenue of the Trust in excess of $100 million, and (ii) trustee’s standard hourly rates for time in excess of 300 hours annually.

(2)	Compensation for U.S. Trust is for the period January 2014 through August 2014 and compensation for Southwest Bank is for the period September 2014 through December 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

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

In computing net profits income paid to the Trust for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This charge at December 31, 2016 was $37,200 per month, or $446,400 annually (net to the Trust of $334,800 annually). Included in this monthly overhead charge is a charge XTO Energy deducts as operator of the Hewitt Unit. As of December 31, 2016 overhead attributable to the Hewitt Unit was $5,314 per month, or $63,768 annually (net to the Trust of $47,826 annually). These overhead charges are subject to annual adjustment based on an oil and gas industry index.

See Item 11, Executive Compensation, for the remuneration received by the trustee from 2014 through 2016.

As noted in Item 10, Directors, Executive Officers and Corporate Governance, the Trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Item 14.	Principal Accountant Fees and Services

Fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2016 and 2015 are:

	2016	2015
Audit fees-PwC	132,129	126,670
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$132,129	$126,670

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

Reports of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2016 and 2015

Statements of Distributable Income for the years ended December 31, 2016, 2015 and 2014

Statements of Changes in Trust Corpus for the years ended December 31, 2016, 2015 and 2014

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

CROSS TIMBERS ROYALTY TRUST
By SOUTHWEST BANK, TRUSTEE

	By	/s/ NANCY G. WILLIS
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: March 10, 2017	By	/s/ BETH E. CASTEEL
Beth E. Casteel
Vice President—Upstream Business Services

(The Trust has no directors or executive officers.)