Form 10-Q
period 2017-03-31
CROSS TIMBERS ROYALTY TRUST
filed 2017-05-05
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of May 1, 2017

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

90% net profits interests – interests that entitle the Trust to receive 90% of the net proceeds from the underlying properties that are substantially all royalty or overriding royalty interests in Texas, Oklahoma and New Mexico.

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

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at March 31, 2017, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2017 and 2016, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year. The condensed financial statements as of March 31, 2017, and for the three-month periods ended March 31, 2017 and 2016 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Cross Timbers Royalty Trust and

Southwest Bank, Trustee:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Cross Timbers Royalty Trust (the “Trust”) as of March 31, 2017, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2017 and 2016. These interim financial statements are the responsibility of the Trustee.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus as of December 31, 2016, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein), and in our report dated March 10, 2017, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2016 is fairly stated in all material respects in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Dallas, TX
May 5, 2017

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Cash and short-term investments	$1,536,437	$1,544,252
Interest to be received	329	182
Net profits interests in oil and gas properties - net (Note 1)	9,786,540	9,903,800

	$11,323,306	$11,448,234

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$536,766	$544,434
Expense reserve (a)	1,000,000	1,000,000
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	9,786,540	9,903,800

	$11,323,306	$11,448,234

(a)	Expense reserve allows trustee to pay its obligations should it be unable to pay them out of the net profits income. The reserve is fully funded at $1,000,000.

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended March 31
	2017	2016
Net profits income	$1,624,671	$2,706,106
Interest income	987	58

Total income	1,625,658	2,706,164
Administration expense	242,238	225,182
Cash reserves withheld for Trust expenses	—	300,000

Distributable income	$1,383,420	$2,180,982

Distributable income per unit (6,000,000 units)	$0.230570	$0.363497

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended March 31
	2017	2016
Trust corpus, beginning of period	$9,903,800	$10,542,236
Amortization of net profits interests	(117,260)	(214,145)
Distributable income	1,383,420	2,180,982
Distributions declared	(1,383,420)	(2,180,982)

Trust corpus, end of period	$9,786,540	$10,328,091

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

The financial statements of Cross Timbers Royalty Trust (the “Trust”) are prepared on the following basis and are not intended to present financial position and results of operations in conformity with U.S. generally accepted accounting principles (“GAAP”):

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

Costs deducted in the calculation of net proceeds for the 90% net profits interests generally include applicable taxes, transportation, marketing and legal costs. In addition to those costs, the 75% net profits interests include deductions for production expense, development costs, operating charges and other costs.

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

Impairment of Net Profits Interest

The trustee reviews the Trust’s net profits interests (“NPI”) in oil and gas properties for impairment whenever events or circumstances indicate that the carrying value of the NPI may not be recoverable. In general, the trustee does not view temporarily low prices as an indication of impairment. The markets for crude oil and natural gas have a history of significant price volatility and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. If events and circumstances indicated the carrying value may not be recoverable, the trustee would use the estimated undiscounted future net cash flows from the NPI to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the NPI are less than the NPI carrying value, the Trust would recognize an impairment loss for the difference between the NPI carrying value and the estimated fair value of the NPI. The determination as to whether the NPI is impaired requires a significant amount of judgment by the trustee and is based on the best information available to the trustee at the time of the evaluation. There was no impairment of the assets as of March 31, 2017.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the Trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $51,313,909 as of March 31, 2017 and $51,196,649 as of December 31, 2016.

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

The following summarizes excess costs activity and cumulative balances by conveyance:

	Underlying
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/16	$1,747,819	$655,835	$2,403,654
Net excess costs (recovery) for the quarter ended 3/31/17	45,131	(317,927)	(272,796)

Cumulative excess costs remaining at 3/31/17	$1,792,950	$337,908	$2,130,858

	NPI
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/16	$1,310,865	$491,876	$1,802,741
Net excess costs (recovery) for the quarter ended 3/31/17	33,848	(238,445)	(204,597)

Cumulative excess costs remaining at 3/31/17	$1,344,713	$253,431	$1,598,144

Continued lower oil prices in relation to operating expenses and increased development costs resulted in net excess costs on properties underlying the Texas working interests for the quarter ended March 31, 2017.

Improved oil prices resulted in the partial recovery of excess costs on properties underlying the Oklahoma working interests for the quarter ended March 31, 2017.

Underlying cumulative excess costs for the Texas and Oklahoma working interest conveyances remaining as of March 31, 2017 totaled $2,130,858 (NPI $1,598,144).

Item 2.	Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the trustee’s discussion and analysis contained in the Trust’s 2016 Annual Report on Form 10-K, as well as the condensed financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The Trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the Trust’s web site at www.crt-crosstimbers.com.

Distributable Income

For the quarter ended March 31, 2017, net profits income was $1,624,671 compared to $2,706,106 for first quarter 2016. This 40% decrease in net profits income is primarily the result of decreased oil and gas production ($1.2 million), and net excess cost activity on the Texas and Oklahoma working interest properties ($0.6 million), partially offset by increased oil prices ($0.4 million), lower production expense ($0.2 million) and decreased taxes, transportation, and other ($0.1 million). See “Net Profits Income” below.

After considering interest income of $987 and administration expense of $242,238, distributable income for the quarter ended March 31, 2017 was $1,383,420, or $0.230570 per unit of beneficial interest. Administration expense for the quarter increased $17,056 from the prior year quarter. For first quarter 2016, distributable income was $2,180,982, or $0.363497 per unit. Distributions to unitholders for the quarter ended March 31, 2017 were:

Record Date	Payment Date	Distribution per Unit
January 31, 2017	February 14, 2017	$0.079287
February 28, 2017	March 14, 2017	0.061822
March 31, 2017	April 13, 2017	0.089461

		$0.230570

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

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months Ended March 31 (a)		Increase
	2017	2016	(Decrease)
Sales Volumes
Oil (Bbls) (b)
Underlying properties	53,363	58,866	(9%)
Average per day	580	640	(9%)
Net profits interests	13,102	16,215	(19%)
Gas (Mcf) (b)
Underlying properties	420,434	711,787	(41%)
Average per day	4,570	7,737	(41%)
Net profits interests	369,910	635,806	(42%)
Average Sales Prices
Oil (per Bbl)	$45.22	$36.16	25%
Gas (per Mcf)	$3.99	$4.15	(4%)
Revenues
Oil sales	$2,413,076	$2,128,439	13%
Gas sales	1,676,280	2,956,199	(43%)

Total Revenues	4,089,356	5,084,638	(20%)

Costs
Taxes, transportation and other	639,648	828,062	(23%)
Production expense (c)	1,072,142	1,371,919	(22%)
Development costs	299,580	386,234	(22%)
Excess costs (d)	272,796	(508,361)	N/A

Total Costs	2,284,166	2,077,854	10%

Net Proceeds	$1,805,190	$3,006,784	(40%)

Net Profits Income	$1,624,671	$2,706,106	(40%)

(a)	Because of the interval between time of production and receipt of royalty income by the Trust, oil and gas sales for the quarter ended March 31 generally represent oil production for the period November through January and gas production for the period October through December.

(b)	Oil and gas sales volumes are allocated to the net profits interests by dividing Trust net cash inflows by average sales prices. As oil and gas prices change, the Trust’s allocated production volumes are impacted as the quantity of production necessary to cover expenses changes inversely with price. As such, the underlying property production volume changes may not correlate with the Trust’s allocated production volumes in any given period. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)	Production expense is primarily from seven working interest properties in the 75% net profits interest. Six of these properties are not operated by XTO Energy or ExxonMobil. Production expense includes an overhead charge which is deducted and retained by the operator. As of March 31, 2017, this charge was $37,200 per month (including a monthly overhead charge of $5,314 which XTO Energy deducts as operator of the Hewitt Unit) and is subject to adjustment each May based on an oil and gas industry index.

(d)	See Note 4 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from first quarter 2016 to first quarter 2017:

Sales Volumes

Oil

Oil sales volumes decreased 9% from first quarter 2016 to first quarter 2017 primarily due to natural production decline and the timing of cash receipts.

Gas

Gas sales volumes decreased 41% from first quarter 2016 to first quarter 2017 primarily due to the timing of cash receipts in first quarter 2016 related to purchaser payments covering production back to 2013 and natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Oil

The first quarter 2017 average oil price was $45.22 per Bbl, a 25% increase from the first quarter 2016 average price of $36.16 per Bbl. The first quarter 2017 oil price is primarily related to production from November 2016 through January 2017, when the average NYMEX price was $50.19 per Bbl.

Gas

The first quarter 2017 average gas price was $3.99 per Mcf, a 4% decrease from the first quarter 2016 average price of $4.15 per Mcf. Excluding the impact of the prior period production payments received in first quarter 2016 the adjusted gas price was $2.97 per Mcf. The first quarter 2017 gas price is primarily related to production from October through December 2016, when the average NYMEX price was $2.98 per MMBtu.

Costs

Taxes, Transportation and Other

Taxes, transportation and other decreased 23% for the first quarter primarily because of decreased gas production taxes and other deductions related to lower gas revenues.

Production Expense

Production expense decreased 22% for the first quarter primarily because of decreased secondary recovery, repairs and maintenance, power and fuel, and chemical costs.

Development Costs

Development costs decreased 22% for the first quarter primarily because of decreased activity and costs related to Oklahoma oil properties underlying the 75% net profits interests.

Excess Costs

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from any other conveyance. Underlying cumulative excess costs for the Texas and Oklahoma working interest conveyances remaining as of March 31, 2017 totaled $2,130,858 (NPI $1,598,144). For further information on excess costs, see Note 4 to Condensed Financial Statements.

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

Forward-Looking Statements

Statements in this report relating to future plans, predictions, events or conditions are forward-looking statements. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements regarding the net profits interests, underlying properties, development activities, development, production and other costs and expenses, oil and gas prices and differentials to NYMEX prices, distributions to unitholders, and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2016, which is incorporated by this reference as though fully set forth herein. XTO Energy and the trustee assume no duty to update these statements as of any future date.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the Trust’s market risks from the information disclosed in Part II, Item 7A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2016.

Items 2 through 5.

Not applicable.

Item 6.	Exhibits.

(a) Exhibits.

Exhibit Number and Description

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 1A, 7 and 7A to the Annual Report on Form 10-K for Cross Timbers Royalty Trust filed with the Securities and Exchange Commission on March 10, 2017 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSS TIMBERS ROYALTY TRUST
By SOUTHWEST BANK, TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: May 5, 2017	By	/S/ BETH E. CASTEEL
Beth E. Casteel
Vice President - Upstream Business Services