Form 10-Q
period 2017-06-30
CROSS TIMBERS ROYALTY TRUST
filed 2017-08-04
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of August 1, 2017

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at June 30, 2017, and the distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2017 and 2016, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year. The condensed financial statements as of June 30, 2017, and for the three-month and six-month periods ended June 30, 2017 and 2016 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Cross Timbers Royalty Trust and

Southwest Bank, Trustee:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Cross Timbers Royalty Trust (the “Trust”) as of June 30, 2017, and the related condensed statements of distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2017 and 2016. These interim financial statements are the responsibility of the Trustee.

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

As described in Note 1, these interim financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with the basis of accounting described in Note 1.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus as of December 31, 2016, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein), and in our report dated March 10, 2017, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2016 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Dallas, TX

August 4, 2017

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	June 30, 2017	December 31, 2016
ASSETS

Cash and short-term investments	$1,511,375	$1,544,252

Interest to be received	587	182

Net profits interests in oil and gas properties—net (Note 1)	9,680,286	9,903,800

	$11,192,248	$11,448,234

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$511,962	$544,434

Expense reserve (a)	1,000,000	1,000,000

Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	9,680,286	9,903,800

	$11,192,248	$11,448,234

(a)	Expense reserve allows Trustee to pay its obligations should it be unable to pay them out of the net profits income. As of June 30, 2017, the reserve currently established by the Trustee is fully funded at $1,000,000.

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Net profits income	$1,633,117	$1,391,073	$3,257,788	$4,097,179

Interest income	1,532	183	2,519	241

Total income	1,634,649	1,391,256	3,260,307	4,097,420

Administration expense	113,097	116,076	355,335	341,258

Cash reserves withheld for Trust expenses	—	300,000	—	600,000

Distributable income	$1,521,552	$975,180	$2,904,972	$3,156,162

Distributable income per unit (6,000,000 units)	$0.253592	$0.162530	$0.484162	$0.526027

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016

Trust corpus, beginning of period	$9,786,540	$10,328,091	$9,903,800	$10,542,236

Amortization of net profits interests	(106,254)	(135,605)	(223,514)	(349,750)

Distributable income	1,521,552	975,180	2,904,972	3,156,162

Distributions declared	(1,521,552)	(975,180)	(2,904,972)	(3,156,162)

Trust corpus, end of period	$9,680,286	$10,192,486	$9,680,286	$10,192,486

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

The financial statements of Cross Timbers Royalty Trust (the “Trust”) are prepared on the following basis and are not intended to present financial position and results of operations in conformity with U.S. generally accepted accounting principles (“GAAP”):

-	Net profits income recorded for a month is the amount computed and paid by XTO Energy Inc., the owner of the underlying properties, to Southwest Bank, as trustee (“Trustee”) for the Trust. XTO Energy is a wholly owned subsidiary of Exxon Mobil Corporation. Net profits income consists of net proceeds received by XTO Energy from the underlying properties in the prior month, multiplied by net profit percentages of 90% for the 90% net profits interests, and 75% for the 75% net profits interests.

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

Impairment of Net Profits Interest

The Trustee reviews the Trust’s net profits interests (“NPI”) in oil and gas properties for impairment whenever events or circumstances indicate that the carrying value of the NPI may not be recoverable. In general, the Trustee does not view temporarily low prices as an indication of impairment. The markets for crude oil and natural gas have a history of significant price volatility and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. If events and circumstances indicated the carrying value may not be recoverable, the Trustee would use the estimated undiscounted future net cash flows from the NPI to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the NPI are less than the NPI carrying value, the Trust would recognize an impairment loss for the difference between the NPI carrying value and the estimated fair value of the NPI. The determination as to whether the NPI is impaired requires a significant amount of judgment by the Trustee and is based on the best information available to the Trustee at the time of the evaluation. There was no impairment of the assets as of June 30, 2017.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the Trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $51,420,163 as of June 30, 2017 and $51,196,649 as of December 31, 2016.

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

The following summarizes excess costs activity and cumulative balances by conveyance:

	Underlying
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/16	$1,747,819	$655,835	$2,403,654
Net excess costs (recovery) for the quarter ended 3/31/17	45,131	(317,927)	(272,796)
Net excess costs (recovery) for the quarter ended 6/30/17	55,628	(249,993)	(194,365)

Cumulative excess costs remaining at 6/30/17	$1,848,578	$87,915	$1,936,493

	NPI
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/16	$1,310,865	$491,876	$1,802,741
Net excess costs (recovery) for the quarter ended 3/31/17	33,848	(238,445)	(204,597)
Net excess costs (recovery) for the quarter ended 6/30/17	41,721	(187,495)	(145,774)

Cumulative excess costs remaining at 6/30/17	$1,386,434	$65,936	$1,452,370

Continued lower oil prices in relation to operating expenses and increased development costs resulted in net excess costs on properties underlying the Texas working interests for the quarter ended June 30, 2017.

Improved oil prices resulted in the partial recovery of excess costs on properties underlying the Oklahoma working interests for the quarter ended June 30, 2017.

Underlying cumulative excess costs for the Texas and Oklahoma working interest conveyances remaining as of June 30, 2017 totaled $1,936,493 (NPI $1,452,370).

5.	XTO Energy Inc.

In computing net proceeds for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This charge at June 30, 2017 was $39,246 per month and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of June 30, 2017, this charge was approximately $28,000 per month and is subject to annual adjustment based on an oil and gas industry index. Other than this property, XTO Energy and ExxonMobil do not operate or control any of the underlying properties or related working interests.

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

Distributable Income

Quarter

For the quarter ended June 30, 2017, net profits income was $1,633,117 compared to $1,391,073 for second quarter 2016. This 17% increase in net profits income is primarily the result of increased oil and gas prices ($1.2 million), partially offset by decreased oil and gas production ($0.4 million), net excess costs activity on the Texas and Oklahoma working interest properties ($0.2 million), increased development costs ($0.2 million) and increased taxes, transportation, and other ($0.2 million). See “Net Profits Income” below.

After considering interest income of $1,532 and administration expense of $113,097, distributable income for the quarter ended June 30, 2017 was $1,521,552, or $0.253592 per unit of beneficial interest. Administration expense for the quarter decreased $2,979 from the prior year quarter, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income and interest rates. For second quarter 2016, distributable income was $975,180, or $0.162530 per unit.

Distributions to unitholders for the quarter ended June 30, 2017 were:

Record Date	Payment Date	Distribution per Unit
April 28, 2017	May 12, 2017	$0.091469
May 31, 2017	June 14, 2017	0.076796
June 30, 2017	July 17, 2017	0.085327

		$0.253592

Six Months

For the six months ended June 30, 2017, net profits income was $3,257,788 compared to $4,097,179 for the same 2016 period. This 20% decrease in net profits income is primarily the result of decreased oil and gas production ($1.6 million), net excess costs activity on the Texas and Oklahoma working interest properties ($0.8 million) and increased development costs ($0.1 million), partially offset by increased oil and gas prices ($1.5 million) and decreased production expense ($0.2 million). See “Net Profits Income” below.

After considering interest income of $2,519 and administration expense of $355,335, distributable income for the six months ended June 30, 2017 was $2,904,972 or $0.484162 per unit of beneficial interest. Administration expense for the six months ended June 30, 2017 increased $14,077 from the prior year six-month period, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income and interest rates. For the six months ended June 30, 2016, distributable income was $3,156,162, or $0.526027 per unit.

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

Because properties underlying the 90% net profits interests are primarily royalty and overriding royalty interests, the calculation of net profits income from these interests includes deductions for production and property taxes, legal costs, and marketing and transportation charges. In addition to these costs, the calculation of net profits income from the 75% net profits interests includes deductions for production expense, development costs and overhead since the related underlying properties are working interests.

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months Ended June 30 (a)		Increase (Decrease)	Six Months Ended June 30 (a)		Increase (Decrease)
	2017	2016		2017	2016
Sales Volumes
Oil (Bbls) (b)
Underlying properties	51,434	57,269	(10%)	104,798	116,135	(10%)
Average per day	578	636	(9%)	579	638	(9%)
Net profits interests	11,997	17,157	(30%)	25,099	33,372	(25%)
Gas (Mcf) (b)
Underlying properties	381,833	432,502	(12%)	802,267	1,144,289	(30%)
Average per day	4,243	4,753	(11%)	4,408	6,253	(30%)
Net profits interests	335,180	402,610	(17%)	705,090	1,038,416	(32%)
Average Sales Prices
Oil (per Bbl)	$47.76	$32.19	48%	$46.47	$34.20	36%
Gas (per Mcf)	$4.34	$2.83	53%	$4.15	$3.65	14%
Revenues
Oil sales	$2,456,480	$1,843,425	33%	$4,869,556	$3,971,864	23%
Gas sales	1,656,973	1,222,849	36%	3,333,253	4,179,048	(20%)

Total Revenues	4,113,453	3,066,274	34%	8,202,809	8,150,912	1%

Costs
Taxes, transportation and other	623,666	429,308	45%	1,263,314	1,257,370	—
Production expense (c)	1,042,498	1,014,786	3%	2,114,640	2,386,705	(11%)
Development costs	438,350	176,677	148%	737,930	562,911	31%
Excess costs (d)	194,365	(100,134)	N/A	467,161	(608,495)	N/A

Total Costs	2,298,879	1,520,637	51%	4,583,045	3,598,491	27%

Net Proceeds	$1,814,574	$1,545,637	17%	$3,619,764	$4,552,421	(20%)

Net Profits Income	$1,633,117	$1,391,073	17%	$3,257,788	$4,097,179	(20%)

(a)	Because of the interval between time of production and receipt of royalty income by the Trust, (1) oil and gas sales for the quarter ended June 30 generally represent oil production for the period February through April and gas production for the period January through March and (2) oil and gas sales for the six-months ended June 30 generally represent oil production for the period November through April and gas production for the period October through March.

(b)	Oil and gas sales volumes are allocated to the net profits interests by dividing Trust net cash inflows by average sales prices. As oil and gas prices change, the Trust’s allocated production volumes are impacted as the quantity of production necessary to cover expenses changes inversely with price. As such, the underlying property production volume changes may not correlate with the Trust’s allocated production volumes in any given period. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)	Production expense includes an overhead charge which is deducted and retained by the operator. XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. See Note 5 to Condensed Financial Statements.

(d)	See Note 4 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from second quarter 2016 to second quarter 2017 and from the first six months of 2016 to the comparable period in 2017:

Sales Volumes

Oil

Oil sales volumes decreased 10% for second quarter 2017 and decreased 10% for the six-month period as compared with the same 2016 periods primarily because of natural production decline and the timing of cash receipts.

Gas

Gas sales volumes decreased 12% for second quarter 2017 and decreased 30% for the six-month period as compared with the same 2016 periods primarily because of the timing of cash receipts in 2016 related to purchaser payments covering production back to 2013 and natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Oil

The average oil price increased 48% to $47.76 per Bbl for the second quarter and increased 36% to $46.47 per Bbl for the six-month period. The second quarter 2017 oil price is primarily related to production from February through April 2017, when the average NYMEX price was $51.45 per Bbl.

Gas

Gas prices for the second quarter increased 53% to $4.34 per Mcf and for the six-month period increased 14% to $4.15 per Mcf. Excluding the impact of the prior period production payments received in 2016, the adjusted average gas price for the six-months ended June 30, 2016 was $2.75, which represents a 51% increase for the six-months ended June 30, 2017 from the same 2016 period. The second quarter 2017 gas price is primarily related to production from January through March 2017, when the average NYMEX price was $3.32 per MMBtu.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs increased 45% for the second quarter primarily because of higher production taxes related to increased oil and gas revenues. Taxes, transportation and other costs were relatively flat for the six-month period due to minimal change in total revenues.

Production Expense

Production expense increased 3% for the second quarter primarily because of increased repairs and maintenance, power and fuel, and labor costs, partially offset by decreased secondary recovery and other miscellaneous non-operated expenses. Production expense decreased 11% for the six-month period primarily because of decreased secondary recovery costs, miscellaneous non-operated expenses and overhead, partially offset by increased plug and abandonment costs.

Development Costs

Development costs increased 148% for the second quarter and increased 31% for the six-month period primarily because of increased activity and costs, related to the timing of expenditures, on the Texas and Oklahoma oil properties underlying the 75% net profits interest.

Excess Costs

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from any other conveyance. Underlying cumulative excess costs for the Texas and Oklahoma working interest conveyances remaining as of June 30, 2017 totaled $1,936,493 (NPI $1,452,370). For further information on excess costs, see Note 4 to Condensed Financial Statements.

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

PART II – OTHER INFORMATION

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

CROSS TIMBERS ROYALTY TRUST By SOUTHWEST BANK, TRUSTEE

By	/S/ NANCY G. WILLIS
Nancy G. Willis Vice President

EXXON MOBIL CORPORATION

Date: August 4, 2017	By	/S/ DAVID LEVY
David Levy Vice President – Upstream Business Services