Form 10-Q
period 2017-09-30
CROSS TIMBERS ROYALTY TRUST
filed 2017-11-06
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of November 1, 2017

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at September 30, 2017, and the distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2017 and 2016, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year. The condensed financial statements as of September 30, 2017, and for the three-month and nine-month periods ended September 30, 2017 and 2016 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Cross Timbers Royalty Trust and

Southwest Bank, Trustee

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Cross Timbers Royalty Trust (the “Trust”) as of September 30, 2017, and the related condensed statements of distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2017 and 2016. These interim financial statements are the responsibility of the Trustee.

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

/s/ PricewaterhouseCoopers LLP
Dallas, TX
November 6, 2017

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Cash and short-term investments	$1,504,201	$1,544,252
Interest to be received	831	182
Net profits interests in oil and gas properties—net (Note 1)	9,571,180	9,903,800

	$11,076,212	$11,448,234

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$505,032	$544,434
Expense reserve (a)	1,000,000	1,000,000
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	9,571,180	9,903,800

	$11,076,212	$11,448,234

(a)	Expense reserve allows Trustee to pay its obligations should it be unable to pay them out of the net profits income. As of September 30, 2017, the reserve currently established by the Trustee is fully funded at $1,000,000.

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Net profits income	$1,674,186	$1,513,537	$4,931,974	$5,610,716
Interest income	2,289	356	4,808	597

Total income	1,676,475	1,513,893	4,936,782	5,611,313
Administration expense	150,045	88,981	505,380	430,239
Cash reserves withheld for Trust expenses	—	125,000	—	725,000

Distributable income	$1,526,430	$1,299,912	$4,431,402	$4,456,074

Distributable income per unit (6,000,000 units)	$0.254405	$0.216652	$0.738567	$0.742679

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Trust corpus, beginning of period	$9,680,286	$10,192,486	$9,903,800	$10,542,236
Amortization of net profits interests	(109,106)	(124,909)	(332,620)	(474,659)
Distributable income	1,526,430	1,299,912	4,431,402	4,456,074
Distributions declared	(1,526,430)	(1,299,912)	(4,431,402)	(4,456,074)

Trust corpus, end of period	$9,571,180	$10,067,577	$9,571,180	$10,067,577

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

•	Net profits income is computed separately for each of five conveyances under which the net profits interests were conveyed to the Trust. If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from the other conveyances.

•	Interest income, interest to be received and distribution payable to unitholders include interest to be earned on net profits income from the monthly record date (last business day of the month) to the date of the next distribution to unitholders.

•	Trust expenses are recorded based on liabilities paid and cash reserves established by the Trustee for liabilities and contingencies.

•	Distributions to unitholders are recorded when declared by the Trustee.

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

Impairment of Net Profits Interest

The Trustee reviews the Trust’s net profits interests (“NPI”) in oil and gas properties for impairment whenever events or circumstances indicate that the carrying value of the NPI may not be recoverable. In general, the Trustee does not view temporarily low prices as an indication of impairment. The markets for crude oil and natural gas have a history of significant price volatility and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. If events and circumstances indicated the carrying value may not be recoverable, the Trustee would use the estimated undiscounted future net cash flows from the NPI to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the NPI are less than the NPI carrying value, the Trust would recognize an impairment loss for the difference between the NPI carrying value and the estimated fair value of the NPI. The determination as to whether the NPI is impaired requires a significant amount of judgment by the Trustee and is based on the best information available to the Trustee at the time of the evaluation. There was no impairment of the assets as of September 30, 2017.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the Trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $51,529,269 as of September 30, 2017 and $51,196,649 as of December 31, 2016.

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

All revenues from the Trust are from sources within Texas, Oklahoma or New Mexico. Because it distributes all of its net income to unitholders, the Trust has not been taxed at the trust level in New Mexico or Oklahoma. While the Trust has not owed tax, the Trustee is required to file an Oklahoma income tax return reflecting the income and deductions of the Trust attributable to properties located in that state, along with a schedule that includes information regarding distributions to unitholders.

Texas imposes a franchise tax at a rate of .75% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statutes. Entities subject to the Texas franchise tax generally include trusts and most other types of entities that provide limited liability protection, unless otherwise exempt. Trusts that receive at least 90% of their federal gross income from certain passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, generally are exempt from the Texas franchise tax as “passive entities.” The Trust has been and expects to continue to be exempt from Texas franchise tax as a “passive entity.” Because the Trust should be exempt from Texas franchise tax at the Trust level as a passive entity, each unitholder that is a taxable entity under the Texas franchise tax generally will be required to include its portion of Trust revenues in its own Texas franchise tax computation. This revenue is sourced to Texas under provisions of the Texas Administrative Code, providing that such income is sourced according to the principal place of business of the Trust, which is Texas.

Each unitholder should consult his or her own tax advisor regarding income tax requirements, if any, applicable to such person’s ownership of Trust units.

Unitholders should consult the Trust’s latest annual report on Form 10-K for a more detailed discussion of federal and state tax matters.

3.	Contingencies

Several states have enacted legislation requiring state income tax withholding from payments made to nonresident recipients of oil and gas proceeds. After consultation with its tax counsel, the Trustee believes that it is not required to withhold on payments made to the unitholders. However, regulations are subject to change by the various states, which could change this conclusion. Should amounts be withheld on payments made to the Trust or the unitholders, distributions to the unitholders would be reduced by the required amount, subject to the filing of a claim for refund by the Trust or unitholders for such amount.

4.	Excess Costs

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from other conveyances.

The following summarizes excess costs activity, cumulative excess costs balances and accrued interest to be recovered by conveyance:

	Underlying
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/16	$1,747,819	$655,835	$2,403,654
Net excess costs (recovery) for the quarter ended 3/31/17	45,131	(317,927)	(272,796)
Net excess costs (recovery) for the quarter ended 6/30/17	55,628	(249,993)	(194,365)
Net excess costs (recovery) for the quarter ended 9/30/17	127,552	28,733	156,285

Cumulative excess costs remaining at 9/30/17	1,976,130	116,648	2,092,778
Accrued interest at 9/30/17	128,041	62,775	190,816

Total remaining to be recovered at 9/30/17	$2,104,171	$179,423	$2,283,594

	NPI
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/16	$1,310,865	$491,876	$1,802,741
Net excess costs (recovery) for the quarter ended 3/31/17	33,848	(238,445)	(204,597)
Net excess costs (recovery) for the quarter ended 6/30/17	41,721	(187,495)	(145,774)
Net excess costs (recovery) for the quarter ended 9/30/17	95,664	21,550	117,214

Cumulative excess costs remaining at 9/30/17	1,482,098	87,486	1,569,584
Accrued interest at 9/30/17	96,031	47,081	143,112

Total remaining to be recovered at 9/30/17	$1,578,129	$134,567	$1,712,696

Continued lower oil prices in relation to operating expenses and increased development costs resulted in net excess costs on properties underlying the Texas working interests for the quarter ended September 30, 2017.

Decreased oil production resulted in net excess costs on properties underlying the Oklahoma working interests for the quarter ended September 30, 2017. Underlying accrued interest of $1,528 (NPI $1,145) was recovered during the quarter ended September 30, 2017.

Underlying cumulative excess costs for the Texas and Oklahoma working interest conveyances remaining as of September 30, 2017 totaled $2.3 million, including accrued interest of $0.2 million.

5.	XTO Energy Inc.

In computing net proceeds for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This charge at September 30, 2017 was $39,246 per month and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of September 30, 2017, this charge was approximately $29,000 per month and is subject to annual adjustment based on an oil and gas industry index. Other than this property, XTO Energy and ExxonMobil do not operate or control any of the underlying properties or related working interests.

6.	Subsequent Event

Effective October 19, 2017, Simmons First National Corporation (“SFNC”) completed its acquisition of First Texas BHC, Inc., the parent company of Southwest Bank, the Trustee of the Trust. SFNC is the parent of Simmons Bank. SFNC has announced that it intends to operate Southwest Bank as a separate bank subsidiary for an interim period, after which it intends to merge it into Simmons Bank. The Trustee does not anticipate any material impact to the Trust as a result of the acquisition.

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

Quarter

For the quarter ended September 30, 2017, net profits income was $1,674,186 compared to $1,513,537 for third quarter 2016. This 11% increase in net profits income is primarily the result of higher oil and gas prices ($0.4 million) and net excess costs activity on the Texas and Oklahoma working interest properties ($0.3 million), partially offset by increased production expenses ($0.2 million), decreased oil and gas production ($0.2 million) and increased development costs ($0.1 million). See “Net Profits Income” below.

After considering interest income of $2,289 and administration expense of $150,045, distributable income for the quarter ended September 30, 2017 was $1,526,430, or $0.254405 per unit of beneficial interest. Administration expense for the quarter increased $61,064 from the prior year quarter, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income and interest rates. For third quarter 2016, distributable income was $1,299,912, or $0.216652 per unit.

Distributions to unitholders for the quarter ended September 30, 2017 were:

Record Date	Payment Date	Distribution per Unit

July 31, 2017	August 14, 2017	$0.077397
August 31, 2017	September 15, 2017	0.092836
September 29, 2017	October 16, 2017	0.084172

		$0.254405

Nine Months

For the nine months ended September 30, 2017, net profits income was $4,931,974 compared to $5,610,716 for the same 2016 period. This 12% decrease in net profits income is primarily the result of decreased oil and gas production ($1.8 million), net excess costs activity on the Texas and Oklahoma working interest properties ($0.5 million), increased development costs ($0.2 million) and increased taxes, transportation and other ($0.1 million), partially offset by increased oil and gas prices ($1.9 million). See “Net Profits Income” below.

After considering interest income of $4,808 and administration expense of $505,380, distributable income for the nine months ended September 30, 2017 was $4,431,402, or $0.738567 per unit of beneficial interest. Administration expense for the nine months ended September 30, 2017 increased $75,141 from the prior year nine-month period, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income and interest rates. For the nine months ended September 30, 2016, distributable income was $4,456,074, or $0.742679 per unit.

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

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months Ended September 30 (a)		Increase	Nine Months Ended September 30 (a)		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
Sales Volumes
Oil (Bbls) (b)
Underlying properties	50,384	55,091	(9%)	155,181	171,226	(9%)
Average per day	548	599	(9%)	568	625	(9%)
Net profits interests	14,759	16,547	(11%)	39,858	49,919	(20%)
Gas (Mcf) (b)
Underlying properties	390,567	394,678	(1%)	1,192,834	1,538,967	(22%)
Average per day	4,292	4,337	(1%)	4,369	5,617	(22%)
Net profits interests	344,184	370,848	(7%)	1,049,274	1,409,264	(26%)
Average Sales Prices
Oil (per Bbl)	$43.72	$42.06	4%	$45.58	$36.73	24%
Gas (per Mcf)	$4.17	$3.37	24%	$4.16	$3.58	16%
Revenues
Oil sales	$2,203,017	$2,317,262	(5%)	$7,072,573	$6,289,126	12%
Gas sales	1,627,711	1,331,763	22%	4,960,964	5,510,811	(10%)

Total Revenues	3,830,728	3,649,025	5%	12,033,537	11,799,937	2%

Costs
Taxes, transportation and other	580,257	510,328	14%	1,843,571	1,767,698	4%
Production expense (c)	1,215,155	966,039	26%	3,329,795	3,352,744	(1%)
Development costs	329,866	198,244	66%	1,067,796	761,155	40%
Excess costs (d)	(154,757)	292,706	N/A	312,404	(315,789)	N/A

Total Costs	1,970,521	1,967,317	—	6,553,566	5,565,808	18%

Net Proceeds	$1,860,207	$1,681,708	11%	$5,479,971	$6,234,129	(12%)

Net Profits Income	$1,674,186	$1,513,537	11%	$4,931,974	$5,610,716	(12%)

(a)	Because of the interval between time of production and receipt of royalty income by the Trust, (1) oil and gas sales for the quarter ended September 30 generally represent oil production for the period May through July and gas production for the period April through June and (2) oil and gas sales for the nine-months ended September 30 generally represent oil production for the period November through July and gas production for the period October through June.

(b)	Oil and gas sales volumes are allocated to the net profits interests by dividing Trust net cash inflows by average sales prices. As oil and gas prices change, the Trust’s allocated production volumes are impacted as the quantity of production necessary to cover expenses changes inversely with price. As such, the underlying property production volume changes may not correlate with the Trust’s allocated production volumes in any given period. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)	Production expense includes an overhead charge which is deducted and retained by the operator. XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. See Note 5 to Condensed Financial Statements.

(d)	See Note 4 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from third quarter 2016 to third quarter 2017 and from the first nine months of 2016 to the comparable period in 2017:

Sales	Volumes

Oil

Oil sales volumes decreased 9% for both the third quarter and the first nine months of 2017 primarily because of natural production decline and the timing of cash receipts.

Gas

Gas sales volumes decreased 1% for third quarter 2017 primarily because of natural production decline, partially offset by the timing of cash receipts. Gas sales volumes decreased 22% for the nine-month period primarily because of the timing of cash receipts in 2016 related to purchaser payments covering production back to 2013 and natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales	Prices

Oil

The average oil price increased 4% to $43.72 per Bbl for the third quarter and increased 24% to $45.58 per Bbl for the nine-month period. The third quarter 2017 oil price is primarily related to production from May through July 2017, when the average NYMEX price was $46.81 per Bbl.

Gas

Gas prices for the third quarter increased 24% to $4.17 per Mcf and for the nine-month period increased 16% to $4.16 per Mcf. Excluding the impact of the prior period production payments received in third quarter 2016 and the nine-months ended September 30, 2016, the adjusted average gas price was $2.82 and $2.83 respectively. This represents a 48% increase for the third quarter and 47% increase for the nine-months ended September 30, 2017 from the same 2016 periods. The third quarter 2017 gas price is primarily related to production from April through June 2017, when the average NYMEX price was $3.18 per MMBtu.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs increased 14% for the third quarter primarily because of increased property taxes. Taxes, transportation and other costs increased 4% for the nine-month period primarily because of increased property taxes and higher oil production taxes related to increased oil revenues, partially offset by lower gas production taxes related to decreased gas revenues.

Production Expense

Production expense increased 26% for the third quarter primarily because of increased power and fuel, overhead, and repairs and maintenance costs. Production expense decreased 1% for the nine-month period primarily because of decreased secondary recovery costs, partially offset by increased power and fuel costs and plug and abandonment expenses.

Development Costs

Development costs increased 66% for the third quarter and 40% for the nine-month period primarily because of increased activity and costs, related to the timing or selection of projects by unit operators on the Texas and Oklahoma oil properties underlying the 75% net profits interests.

Excess Costs

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from any other conveyance. Underlying cumulative excess costs for the Texas and Oklahoma working interest conveyances remaining as of September 30, 2017 totaled $2.3 million, including accrued interest of $0.2 million. Cumulative excess costs for the NPI remaining as of September 30, 2017 totaled $1.7 million, including accrued interest of $0.1 million. For further information on excess costs, including the excess cost balance and accrued interest by conveyance, see Note 4 to Condensed Financial Statements.

Contingencies

Several states have enacted legislation requiring state income tax withholding from payments made to nonresident recipients of oil and gas proceeds. After consultation with its tax counsel, the Trustee believes that it is not required to withhold on payments made to the unitholders. However, regulations are subject to change by the various states, which could change this conclusion. Should amounts be withheld on payments made to the Trust or the unitholders, distributions to the unitholders would be reduced by the required amount, subject to the filing of a claim for refund by the Trust or unitholders for such amount.

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

CROSS TIMBERS ROYALTY TRUST By SOUTHWEST BANK, TRUSTEE

By	/S/ LEE ANN ANDERSON

Lee Ann Anderson
Senior Vice President

EXXON MOBIL CORPORATION

Date: November 6, 2017	By	/s/ DAVID LEVY
David Levy
Vice President—Upstream Business Services