Form 10-K
period 2017-12-31
CROSS TIMBERS ROYALTY TRUST
filed 2018-03-12
CIK 881787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .	Commission File No. 1-10982

Cross Timbers Royalty Trust

(Exact name of registrant as specified in its charter)

Texas	75-6415930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Corporate Trustee: Simmons Bank P.O. Box 962020 Fort Worth, Texas	76162-2020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (at the office of the Corporate Trustee): (855) 588-7839

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☒

The aggregate market value of units of beneficial interest held by non-affiliates of the registrant at June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $91.9 million.

The number of units of beneficial interest outstanding as of February 15, 2018 was 6,000,000.

CROSS TIMBERS ROYALTY TRUST

2017 ANNUAL REPORT ON FORM 10-K

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

royalty interest (and overriding royalty interest)	A non-operating interest in an oil and gas property that provides the owner a specified share of production without any production expense or development costs

underlying properties	XTO Energy’s interest in certain oil and gas properties from which the net profits interests were conveyed. The underlying properties include royalty and overriding royalty interests in producing and nonproducing properties in Texas, Oklahoma and New Mexico, and working interests in producing properties located in Texas and Oklahoma.

working interest	An operating interest in an oil and gas property that provides the owner a specified share of production that is subject to all production expense and development costs

PART I

Item 1.	Business

Cross Timbers Royalty Trust (the “Trust”) is an express trust created under the laws of Texas pursuant to the Cross Timbers Royalty Trust Indenture entered into on February 12, 1991 between predecessors of XTO Energy Inc. (formerly known as Cross Timbers Oil Company), as grantors, and NCNB Texas National Bank, as Trustee. On January 9, 2014, the successor of NCNB Texas National Bank, U.S. Trust, Bank of America Private Wealth Management, a division of Bank of America, N.A., gave notice to unitholders that it would resign as Trustee. At the special meeting of the Trust’s unitholders held on June 20, 2014, the unitholders of the Trust voted to approve the proposal to appoint Southwest Bank as successor Trustee of the Trust effective August 29, 2014. The principal office of the Trust is P.O. Box 962020, Fort Worth, TX 76162-2020. (telephone number 855-588-7839).

Effective October 19, 2017, Simmons First National Corporation (“SFNC”) completed its acquisition of First Texas BHC, Inc., the parent company of Southwest Bank, the Trustee of the Trust. SFNC is the parent of Simmons Bank. SFNC merged Southwest Bank with Simmons Bank effective February 20, 2018. Simmons Bank (the “Trustee”) is now the Trustee of the Trust.

The Trust’s internet web site is www.crt-crosstimbers.com. We make available free of charge, through our web site, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are accessible through our internet web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Information on our website is not incorporated into this report.

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

On June 25, 2010, XTO Energy became a wholly owned subsidiary of Exxon Mobil Corporation.

Under the terms of each of the five conveyances, the Trust receives net profits income from the net profits interests generally on the last business day of each month. Net profits income is determined by XTO Energy by multiplying the net profit percentage (90% or 75%) times net proceeds from the underlying properties for each conveyance during the previous month. Net proceeds are the gross proceeds received from the sale of production, less “production costs,” as defined in the conveyances. For the 90% net profits interests and the 75% net profits interests, production costs generally include applicable property taxes, transportation, marketing and other charges. For the 75% net profits interests, production costs also include capital and operating costs paid (e.g., drilling, production and other direct costs of owning and operating the property) and a monthly overhead charge that is adjusted annually. The monthly overhead charge at December 31, 2017 was $39,245 ($29,434 net to the Trust). XTO Energy deducts an overhead charge as operator of the Hewitt Unit. As of December 31, 2017, monthly overhead attributable to the Hewitt Unit was $5,607 ($4,205 net to the Trust). If production costs exceed gross proceeds for any conveyance, this excess is carried forward to future monthly computations of net proceeds until the excess costs (plus interest accrued as specified in the conveyances) are completely recovered. Excess production costs and related accrued interest from one conveyance cannot be used to reduce net proceeds from any other conveyance. For further information on excess costs, see Note 7 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

The Trust is not liable for any production costs or liabilities attributable to the underlying properties. If at any time the Trust receives net profits income in excess of the amount due, the Trust is not obligated to return such overpayment, but future net profits income payable to the Trust will be reduced until the overpayment, plus interest at the prime rate, is recovered.

Approximately 15 of the underlying royalty interests in New Mexico burden working interests in properties operated by XTO Energy. XTO Energy operates the Hewitt Unit which is one of the properties underlying the Oklahoma 75% net profits interests. Other than these properties, XTO Energy and ExxonMobil do not operate or control any of the underlying properties or related working interests.

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

Approximately 62% of the net profits income received by the Trust during 2017 was attributable to natural gas, as well as 45% of the Trust’s estimated future net cash flows from proved reserves at December 31, 2017 (based on estimated future net cash flows using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period). There is generally a greater demand for gas during the winter. Otherwise, Trust income is not subject to seasonal factors, nor dependent upon patents, licenses, franchises or concessions. The Trust conducts no research activities.

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

Production expense and development costs are deducted in the calculation of the Trust’s share of net proceeds from properties underlying the 75% net profits interests. Accordingly, higher or lower production expense and development costs, without concurrent changes in revenue, will directly decrease or increase the amount received by the Trust for its 75% net profits interests. If development costs and production expense for properties underlying the 75% net profits in a particular state exceed the production proceeds from the properties, (as was the case with respect to the properties underlying the Texas working interests for all of 2016 and 2017 and with respect to the properties underlying the Oklahoma working interests for all of 2016 and the first three quarters of 2017) the Trust will not receive net profits income for those properties until future net proceeds from production in that state exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs.

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

The Trust may sell the net profits interests if the holders of 80% or more of the outstanding Trust units approve the sale or vote to terminate the Trust. The Trust will terminate if it fails to generate gross proceeds from the underlying properties of at least $1,000,000 per year over any successive two-year period. Sale of all of the net profits interests will terminate the Trust. The net proceeds of any sale must be for cash with the proceeds less any Trust administrative costs promptly distributed to the Trust unitholders.

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

Drilling oil and natural gas wells involves numerous risks, including the risk that commercially productive oil and natural gas reservoirs are not encountered. The presence of unanticipated pressures or irregularities in formations, miscalculations or accidents may cause drilling activities to be unsuccessful. In addition, there is often uncertainty as to the future cost or timing of drilling, completing and operating wells. Further, development activities may be curtailed, delayed or canceled as a result of a variety of factors, including:

1.	reduced oil or natural gas prices;
2.	unexpected drilling conditions;
3.	title problems;
4.	restricted access to land for drilling or laying pipeline;
5.	pressure or irregularities in formations;
6.	equipment failures or accidents;
7.	adverse weather conditions or natural disasters; and
8.	costs of, or shortages or delays in the availability of, drilling rigs, tubular materials and equipment.

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

Extensive federal, state and local regulation of the oil and natural gas industry significantly affects operations on the underlying properties. In particular, oil and natural gas development and production are subject to stringent environmental regulations. These regulations have increased the costs of planning, designing, drilling, installing, operating and abandoning oil and natural gas wells and other related facilities, which costs could reduce net proceeds payable to the Trust and Trust distributions. These regulations may become more demanding in the future. See “Regulation” on pp. 14-18 and “Greenhouse Gas Emissions and Climate Change Regulations” on p. 23-24.

Cash held by the Trustee is not insured by the Federal Deposit Insurance Corporation.

Currently, cash held by the Trust reserved for the payment of accrued liabilities and estimated future expenses and distributions to unitholders is typically held in a treasury fund that under normal market conditions invests exclusively in U.S. Treasury obligations. Although the fund’s underlying investments are obligations of the U.S. government, the fund itself is not insured by the Federal Deposit Insurance Corporation. In the event that the fund becomes insolvent, the Trustee may be unable to recover any or all such cash from the insolvent fund. Any loss of such cash may have a material adverse effect on the Trust’s cash balances and any distributions to unitholders.

Item 1B.	Unresolved Staff Comments

As of December 31, 2017, the Trust did not have any unresolved Securities and Exchange Commission staff comments.

Item 2.	Properties

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

a)	producing royalty and overriding royalty interest properties in Texas, Oklahoma and New Mexico; and

b)	11.11% nonparticipating royalty interests in nonproducing properties located primarily in Texas and Oklahoma; and

•	the 75% net profits interests which are carved from working interests in four properties in Texas and three properties in Oklahoma.

All underlying royalties, underlying nonproducing royalties and underlying working interest properties are currently owned by XTO Energy or other affiliated companies of ExxonMobil. XTO Energy may sell all or any portion of the underlying properties at any time, subject to and burdened by the net profits interests.

The underlying properties include over 2,900 producing properties with established production histories in Texas, Oklahoma and New Mexico. The average reserve-to-production index for the underlying properties as of December 31, 2017 is approximately 11 years. This index is calculated using total proved reserves and estimated 2018 production for the underlying properties. The projected 2018 production is from proved developed producing reserves as of December 31, 2017. Based on estimated future net cash flows at 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, the future net cash flows from proved reserves of the underlying properties are approximately 45% natural gas and 55% oil. The underlying properties also include certain nonproducing properties in Texas, Oklahoma and New Mexico that are primarily mineral interests.

Producing Acreage, Wells and Drilling

90% Net Profits Interests Underlying Royalties.    Royalty and overriding royalty properties underlying the 90% net profits interests represent 86% of the discounted future net cash flows from Trust proved reserves at December 31, 2017. Approximately 53% of the discounted future net cash flows from the 90% net profits interests are from gas reserves, totaling 19.0 Bcf. Oil reserves allocated to the 90% net profits interests are primarily located in West Texas and are estimated to be 1,111,000 Bbls at December 31, 2017.

The underlying royalties are royalty and overriding royalty interests primarily located in mature producing oil and gas fields. The most significant producing region in which the underlying royalties are located is the San Juan Basin in northwestern New Mexico. The San Juan Basin royalties gas production accounted for approximately 75% of the Trust’s gas sales volumes and 44% of the net profits income for 2017. The Trust’s estimated proved gas reserves from this region totaled 14.0 Bcf at December 31, 2017, or approximately 82% of Trust total gas reserves at that date. XTO Energy estimates that underlying royalties in the San Juan Basin include more than 4,886 gross (approximately 57.5 net) wells, covering almost 60,000 gross acres. The majority of these wells are operated by BP America Production Company or Hilcorp.

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

1.	reduced dry gas drilling with a shift toward horizontal drilling in the more liquids-rich areas;
2.	lease optimization via compression upgrades, restimulations, and improved artificial lift;
3.	basinal work to rail crude oil out of basin to improve pricing; and
4.	stable gas pipeline infrastructure.

The underlying royalties also include royalties in the Sand Hills field of Crane County, Texas. Most of these properties are operated by major operators. The Sand Hills field was discovered in 1931 and includes production from three main intervals, the Tubb, McKnight and Judkins. Development potential for the field includes recompletions and additional infill drilling.

The underlying royalties contain approximately 282,610 gross (approximately 36,488 net) producing acres. Well counts for the underlying royalties cannot be provided because information regarding the number of wells on royalty properties is generally not made available to royalty interest owners.

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

75% Net Profits Interests Underlying Working Interest Properties.    Underlying the 75% net profits interests are working interests in seven large, predominantly oil-producing properties in Texas and Oklahoma operated primarily by established oil companies. These properties are located in mature fields undergoing secondary or tertiary recovery operations. Most of the oil produced from the 75% net profits interest properties is sour oil, which is sold at a discount to NYMEX sweet crude oil prices. XTO Energy is the operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. With the exception of the Hewitt Unit, XTO Energy and ExxonMobil generally have little influence or control over operations on any of these properties.

Proved reserves from the 75% net profits interests are almost entirely oil, estimated to be approximately 300,000 Bbls at year-end 2017. Proved reserves from these interests represent 14% of the discounted future net cash flows of the Trust’s proved reserves at December 31, 2017.

The underlying working interest properties are detailed below:

			Ownership of XTO Energy
Unit	County/State	Operator	Working Interest	Revenue Interest
North Cowden	Ector/Texas	Occidental Permian, Ltd.	1.7%	1.4%
North Central Levell and	Hockley/Texas	Apache Corporation	3.2%	2.1%
Penwell	Ector/Texas	Cross Timbers Energy, LLC	5.2%	4.6%
Sharon Ridge Canyon	Borden/Texas	Occidental Permian, Ltd.	4.3%	2.8%
Hewitt	Carter/Oklahoma	XTO Energy Inc.	11.3%	9.9%
Wildcat Jim Penn	Carter/Oklahoma	Citation Oil and Gas Corporation	8.6%	7.5%
South Graham Deese	Carter/Oklahoma	Linn Energy, LLC	9.2%	8.7%

The underlying working interest properties consist of 3,814 gross (2,995 net) producing acres. As of December 31, 2017, there were 1,400 gross (70 net) productive oil wells and no wells in process of drilling on these properties. There were no wells drilled in 2017, no wells drilled in 2016 and 12 gross (1.0 net) wells drilled in 2015. XTO Energy has advised the Trustee that it plans to drill seven vertical wells in the Hewitt Unit during 2018.

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

Total 2017 development costs were $1,196,892, up 20% from 2016 development costs of $998,200. Development costs were higher in 2017 because of increased development activity and costs related to non-operated Texas and Oklahoma oil properties underlying the 75% net profits interest. January and February 2018 development costs totaled approximately $185,000, primarily incurred in fourth quarter 2017.

As reported to XTO Energy by unit operators in February of each year, budgeted development costs were $1.2 million for 2017 and $1.0 million for 2016. Actual development costs often differ from amounts budgeted because of changes in product prices and other factors that may affect the timing or selection of projects. Also, costs are deducted in the calculation of Trust net profits income several months after they are incurred by the operator. Unit operators have reported total budgeted costs, net to the underlying properties, of approximately $1.9 million for 2018 and $1.2 million for 2019. Changes in oil or natural gas prices could impact future development plans on the underlying properties.

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from other conveyances. Remaining cumulative excess costs totaled $2,159,727 ($1,619,795 net to the Trust), including accrued interest of $0.2 million for the period ended December 31, 2017. For information regarding the effect of excess costs on Trust net profits income, see Note 7 to Financial Statements under Item 8, including the excess cost balance and accrued interest by conveyance, Financial Statements and Supplementary Data.

Estimated Proved Reserves and Future Net Cash Flows

The following are proved reserves of the underlying properties, as estimated by independent engineers, and proved reserves and future net cash flows from proved reserves of the net profits interests, based on an allocation of these reserves, at December 31, 2017:

	Underlying Properties		Net Profits Interests
	Proved Reserves(a)		Proved Reserves(a)(b)		Future Net Cash Flows from Proved Reserves(a)(c)
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
(in thousands)					Undiscounted	Discounted
90% Net Profits Interests
San Juan Basin	22	15,547	20	13,992	$38,945	$20,284
Other New Mexico	39	101	35	86	1,922	978
Texas	993	1,941	894	1,745	46,026	22,110
Oklahoma	57	1,428	51	1,198	5,763	3,223

Total	1,111	19,017	1,000	17,021	92,656	46,595

75% Net Profits Interests
Texas	126	63	—	—	—	—
Oklahoma	1,098	245	300	67	13,144	7,450

Total	1,224	308	300	67	13,144	7,450

TOTAL	2,335	19,325	1,300	17,088	$105,800	$54,045

(a)	Based on 12-month average oil price of $47.08 per Bbl and $3.14 per Mcf for gas, based on the first-day-of-the-month price for each month in the period.

(b)	Since the Trust has defined net profits interests, the Trust does not own a specific percentage of the oil and gas reserves. Oil and gas reserves are allocated to the net profits interests by dividing Trust net cash inflows by 12-month average oil and gas prices. As such, reserves allocated to the Trust have been reduced to reflect recovery of the Trust’s portion of applicable production and development costs, which includes excess costs. Any conveyance where costs exceed revenues will result in zero allocated net profits interests reserves for that conveyance.

(c)	Before income taxes since future net cash flows are not subject to taxation at the trust level. Future net cash flows are discounted at an annual rate of 10%.

Proved reserves at December 31, 2017 consist of the following:

	Underlying Properties		Net Profits Interests
	Proved Reserves		Proved Reserves
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Proved developed reserves	2,335	19,325	1,300	17,088
Proved undeveloped reserves	—	—	—	—

Total proved reserves	2,335	19,325	1,300	17,088

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

The XTO Energy reserve engineering group reviews reserve estimates with third-party petroleum consultants, Miller and Lents, Ltd., independent petroleum engineers. Miller and Lents, Ltd. estimated oil and gas reserves attributable to the underlying properties as of December 31, 2017, 2016, 2015 and 2014. Miller and Lents’ primary technical person responsible for calculating the Trust’s reserves has more than nine years of experience as a reserve engineer. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

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

Oil and gas production and average sales prices attributable to the underlying properties and the net profits interests for each of the three years ended December 31 were as follows:

	90% Net Profits Interests			75% Net Profits Interests			Total
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Production
Underlying Properties
Oil—Sales (Bbl)	64,268	66,487	77,221	148,474	157,801	154,836	212,742	224,288	232,057
Average per day (Bbls)	176	182	212	407	431	424	583	613	636
Gas—Sales (Mcf)	1,519,441	2,043,014	1,593,141	15,475	5,678	22,897	1,534,916	2,048,692	1,616,038
Average per day (Mcf)	4,163	5,582	4,365	42	16	63	4,205	5,598	4,428
Net Profits Interests
Oil—Sales (Bbls)	54,661	66,648	64,853	3,847	—	3,214	58,508	66,648	68,067
Average per day (Bbls)	150	182	178	10	—	9	160	182	187
Gas—Sales (Mcf)	1,349,698	1,895,526	1,409,136	142	—	175	1,349,840	1,895,526	1,409,311
Average per day (Mcf)	3,698	5,179	3,861	—	—	—	3,698	5,179	3,861

Average Sales Price
Oil (per Bbl)	$44.81	$40.37	$58.44	$45.34	$37.02	$49.72	$45.18	$38.02	$52.62
Gas (per Mcf)	$4.08	$3.50	$4.49	$10.70	$19.61	$7.77	$4.15	$3.55	$4.54

Average Production
Cost per BOE(a)	$0.08	$0.04	$0.05	$30.14	$29.47	$38.90	$9.77	$8.30	$12.34
(a)	Total average production cost per BOE includes production from the properties underlying the 90% net profits interests, which are substantially all royalty and overriding royalty interests with insignificant production costs.

Oil and gas production by conveyance attributable to the underlying properties for each of the three years ended December 31 were as follows:

	Underlying Gas Production (Mcf)
Conveyance	2017	2016	2015
New Mexico royalty interest	1,122,642	1,594,530	1,008,064
Oklahoma royalty interest	205,459	266,551	349,439
Texas royalty interest	191,340	181,933	235,638
Texas working interest	11,653	12,935	14,939
Oklahoma working interest(b)	3,822	(7,257)	7,958

Total	1,534,916	2,048,692	1,616,038

(b)	Oklahoma working interest gas production for 2016 includes a one-time prior period revenue adjustment.

	Underlying Oil Production (Bbls)
Conveyance	2017	2016	2015
New Mexico royalty interest	5,108	5,855	5,672
Oklahoma royalty interest	16,483	17,686	22,075
Texas royalty interest	42,677	42,946	49,474
Texas working interest	51,152	56,151	60,133
Oklahoma working interest	97,322	101,650	94,703

Total	212,742	224,288	232,057

Nonproducing Acreage

The underlying nonproducing royalties contain approximately 222,000 gross (approximately 21,000 net) acres in Texas, Oklahoma and New Mexico which were nonproducing at the date of the Trust’s creation. The Trust is entitled to 10% of oil and gas production attributable to the underlying mineral interests, but is not entitled to delay rental payments or lease bonuses. There has been no significant development of such nonproducing acreage since the Trust’s creation.

Pricing and Sales Information

Oil and gas are generally sold from the underlying properties at market-sensitive prices. The majority of sales from the underlying working interest properties are to major oil and gas companies. Information about purchasers of oil and gas from royalty properties is generally not provided by operators to XTO Energy as a royalty owner, or to the Trust.

Regulation

Natural Gas Regulation

The interstate transportation and sale for resale of natural gas is subject to federal regulation, including transportation and storage rates charged, tariffs, and various other matters, by the Federal Energy Regulatory Commission. Federal price controls on wellhead sales of domestic natural gas terminated on January 1, 1993. While natural gas prices are currently unregulated, Congress historically has been active in the area of natural gas regulation. On August 8, 2005, Congress enacted the Energy Policy Act of 2005. The Energy Policy Act, among other things, amended the Natural Gas Act to prohibit market manipulation by any entity, to direct FERC to facilitate market transparency in the market for sale or transportation of physical natural gas in interstate commerce, and to significantly increase the penalties for violations of the Natural Gas Act, the Natural Gas Policy Act of 1978, or FERC rules, regulations or orders thereunder. FERC has promulgated regulations to implement the Energy Policy Act, including enforcement rules and new annual reporting requirements for certain sellers of natural gas. It is impossible to predict whether new legislation to regulate natural gas might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, such proposals might have on the operations of the underlying properties.

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

There is an increased focus by local, national and international regulatory bodies on greenhouse gas (GHG) emissions and climate change. Several states have adopted climate change legislation and regulations, and various other regulatory bodies have announced their intent to regulate GHG emissions or adopt climate change regulations. As these regulations are under development, XTO Energy is unable to predict the total impact of the potential regulations upon the operators of the underlying properties, and it is possible that operators of the underlying properties could face increases in operating costs in order to comply with climate change or GHG emissions legislation, which costs could reduce net proceeds payable to the Trust and Trust distributions.

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

Federal Income Taxes

For federal income tax purposes, the Trust constitutes a fixed investment trust that is taxed as a grantor trust. A grantor trust is not subject to tax at the trust level. The unitholders are considered to own the Trust’s income and principal as though no trust were in existence. The income of the Trust is deemed to have been received or accrued by each unitholder at the time such income is received or accrued by the Trust and not when distributed by the Trust. Impairment for book purposes will not result in a loss for tax purposes for the unitholders until the loss is recognized.

Because the Trust is a grantor trust for federal tax purposes, each unitholder is taxed directly on his proportionate share of income, deductions and credits of the Trust consistent with each such unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust. The income of the Trust consists primarily of a specified share of the net profits from the sale of oil and natural gas produced from the underlying properties. During 2017, the Trust incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust.

The net profits interests constitute “economic interests” in oil and gas properties for federal tax purposes. Each unitholder is entitled to amortize the cost of the units through cost depletion over the life of the net profits interests or, if greater, through percentage depletion equal to 15 percent of gross income. Unlike cost depletion, percentage depletion is not limited to a unitholder’s depletable tax basis in the units. Rather, a unitholder is entitled to a percentage depletion deduction as long as the applicable underlying properties generate gross income. Unitholders should compute both percentage depletion and cost depletion from each property and claim the larger amount as a deduction on their income tax returns.

If a taxpayer disposes of any “Section 1254 property” (certain oil, gas, geothermal or other mineral property), and the adjusted basis of such property includes adjustments for depletion deductions under Section 611 of the Internal Revenue Code (the “Code”), the taxpayer generally must recapture the amount deducted for depletion as ordinary income (to the extent of gain realized on such disposition). This depletion recapture rule applies to any disposition of property that was placed in service by the taxpayer after December 31, 1986. Detailed rules set forth in Sections 1.1254-1 through 1.1254-6 of the U.S. Treasury Regulations govern dispositions of property after March 13, 1995. The Internal Revenue Service likely will take the position that a unitholder must recapture depletion upon the disposition of a unit.

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

Under the recently enacted 2017 Tax Cuts and Jobs Act (the “TCJA”), for tax years beginning after December 31, 2017 and before January 1, 2026, the highest marginal U.S. federal income tax rate applicable to ordinary income of individuals is 37%, and the highest marginal U.S. federal income tax rate applicable to long-term capital gains (generally, gains from the sale or exchange of certain investment assets held for more than one year) and qualified dividends of individuals is 20%. Under TCJA, for such tax years, personal exemptions and miscellaneous itemized deductions are not allowed. For such tax years, the U.S. federal income tax rate applicable to corporations is 21%, and such rate applies to both ordinary income and capital gains.

Individuals may also incur expenses in connection with the acquisition or maintenance of Trust units. For tax years beginning before January 1, 2018, these expenses, which are different from a unitholder’s share of the Trust’s administrative expenses discussed above, may be deductible as “miscellaneous itemized deductions” only to the extent that such expenses exceed 2 percent of the individual’s adjusted gross income. Under the TCJA, for tax years beginning after December 31, 2017 and before January 1, 2026, miscellaneous itemized deductions are not allowed.

For tax years beginning before January 1, 2018, the highest marginal U.S. federal income tax rate applicable to ordinary income of individuals is 39.6%, and the highest marginal U.S. federal income tax rate applicable to long-term capital gains and qualified dividends of individuals is 20%. For such pre-2018 tax years, such marginal tax rates may be effectively increased by up to 1.2% due to the phaseout of personal exemptions and the limitations on itemized deductions. For such pre-2018 tax years, the highest marginal U.S. federal income tax rate applicable to corporations is 35%, and such rate applies to both ordinary income and capital gains.

Section 1411 of the Code imposes a 3.8% Medicare tax on certain investment income earned by individuals, estates, and trusts. For these purposes, investment income generally will include a unitholder’s allocable share of the Trust’s interest and royalty income plus the gain recognized from a sale of Trust units. In the case of an individual, the tax is imposed on the lesser of (i) the individual’s net investment income from all investments, or (ii) the amount by which the individual’s modified adjusted gross income exceeds specified threshold levels depending on such individual’s federal income tax filing status. In the case of an estate or trust, the tax is imposed on the lesser of (i) undistributed net investment income, or (ii) the excess adjusted gross income over the dollar amount at which the highest income tax bracket applicable to an estate or trust begins.

The difference between the per-unit taxable income for any period and the per-unit cash distributions, if any, reported for such period is attributable to (i) items that reduce cash distributions but are not currently deductible, such as an increase in the cash reserve maintained by the Trust for the payment of future expenditures; (ii) the current deduction of expenses that are paid with amounts previously reserved; (iii) items that increase cash distributions but do not constitute taxable income, such as a decrease in the cash reserve maintained by the Trust and/or a return of capital; and (iv) items that constitute taxable income due to the recovery of prior period expense adjustments. Because of these types of items and when the Trustee elects to reserve amounts from monthly distributions to maintain an administrative expense reserve, the taxable income per period frequently differs from the actual amount distributed to unitholders.

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

The Treasury Department issued guidance providing that the FATCA withholding rules described above generally apply to qualifying payments made after June 30, 2014. Foreign unitholders are encouraged to consult their own tax advisors regarding the possible implications of these withholding provisions on their investment in Trust units.

Some Trust units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, collectively referred to herein as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Simmons Bank, EIN: 71-0162300, Post Office Box 962020, Fort Worth, Texas, 76162-2020, telephone number 1-855-588-7839, email address Trustee@crt-crosstimbers.com, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.crt-crosstimbers.com. Notwithstanding the foregoing, the middlemen holding Trust units on behalf of unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose Trust units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust units.

Unitholders should consult their tax advisors regarding trust tax compliance matters.

State Taxes

All revenues from the Trust are from sources within Texas, Oklahoma or New Mexico. Because it distributes all of its net income to unitholders, the Trust has not been taxed at the trust level in New Mexico or Oklahoma. While the Trust has not owed tax, the Trustee is required to file an Oklahoma income tax return reflecting the income and deductions of the Trust attributable to properties located in that state, along with a schedule that includes information regarding distributions to unitholders. Oklahoma and New Mexico tax the income of nonresidents from real property located within those states, and the Trust has been advised by counsel that such states will tax nonresidents on income from the net profits interests located in those states. Oklahoma and New Mexico also impose a corporate income tax that may apply to unitholders organized as corporations (subject to certain exceptions for S corporations and limited liability companies, depending on their treatment for federal tax purposes).

Texas imposes a franchise tax at a rate of .75% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statutes. Entities subject to tax generally include trusts and most other types of entities that provide limited liability protection, unless otherwise exempt. Trusts that receive at least 90% of their federal gross income from certain passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, generally are exempt from the Texas franchise tax as “passive entities.” The Trust has been and expects to continue to be exempt from Texas franchise tax as a passive entity. Because the Trust should be exempt from Texas franchise tax at the trust level as a passive entity, each unitholder that is a taxable entity under the Texas franchise tax will generally be required to include its Texas portion of trust revenues in its own Texas franchise tax computation. This revenue is sourced to Texas under provisions of the Texas Administrative Code providing that such income is sourced according to the principal place of business of the Trust, which is Texas.

Each unitholder should consult his or her own tax advisor regarding state income tax requirements, if any, applicable to such person’s ownership of Trust units.

State Tax Withholding

Several states have enacted legislation requiring state income tax withholding from payments to nonresident recipients of oil and gas proceeds. After consultation with its tax counsel, the Trustee believes that it is not required to withhold on payments made to the unitholders. However, regulations are subject to change by the various states, which could change this conclusion. Should amounts be withheld on payments made to the Trust or the unitholders, distributions to the unitholders would be reduced by the required amount, subject to the filing of a claim for refund by the Trust or unitholders for such amount.

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

Units of Beneficial Interest

The units of beneficial interest in the Trust are listed and traded on the New York Stock Exchange under the symbol “CRT.” The following are the high and low intraday unit sales prices and total cash distributions per unit paid by the Trust during each quarter of 2017 and 2016:

	Sales Price		Distributions per Unit
Quarter	High	Low
2017
First	$19.00	$14.10	$0.230570
Second	16.60	14.47	0.253592
Third	15.71	14.10	0.254405
Fourth	15.47	14.10	0.270398

			$1.008965

2016
First	$16.46	$12.00	$0.363497
Second	18.20	14.50	0.162530
Third	20.59	17.65	0.216652
Fourth	19.80	16.11	0.318121

			$1.060800

At December 31, 2017, there were 6,000,000 units outstanding and approximately 200 unitholders of record; 5,896,091 of these units were held by depository institutions.

The Trust has no equity compensation plans, nor has it purchased any units during the period covered by this report.

See “Item 1. Business” for a description of the Trustee’s obligations to make monthly distributions and how the monthly distribution amount is determined under the indenture.

Item 6.	Selected Financial Data

	Year Ended December 31
	2017	2016	2015	2014	2013
Net Profits Income	$6,621,337	$7,541,706	$8,884,319	$16,449,036	$14,290,356
Distributable Income	6,053,790	6,364,800	8,128,668	15,945,300	13,887,594
Distributable Income per Unit	1.008965	1.060800	1.354778	2.657550	2.314599
Distributions per Unit	1.008965	1.060800	1.354778	2.657550	2.314599
Total Assets at Year-End	10,782,124	11,448,234	11,511,940	12,272,598	12,935,109

Item 7.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Calculation of Net Profits Income

The following is a summary of the calculation of net profits income received by the Trust:

	Year Ended December 31(a)			Quarter Ended December 31(a)
	2017	2016	2015	2017	2016
Sales Volumes
Oil (Bbls)(b)
Underlying properties	212,742	224,288	232,057	57,561	53,062
Average per day	583	613	636	626	577
Net profits interests	58,508	66,648	68,067	18,650	16,729
Gas (Mcf)(b)
Underlying properties	1,534,916	2,048,692	1,616,038	342,082	509,725
Average per day	4,205	5,598	4,428	3,718	5,540
Net profits interests	1,349,840	1,895,526	1,409,311	300,566	486,262
Average Sales Price
Oil (per Bbl)	$45.18	$38.02	$52.62	$44.11	$42.16
Gas (per Mcf)	$4.15	$3.55	$4.54	$4.12	$3.45
Revenues
Oil sales	$9,611,560	$8,526,335	$12,211,006	$2,538,987	$2,237,209
Gas sales	6,370,642	7,268,081	7,337,579	1,409,678	1,757,270

Total Revenues	15,982,202	15,794,416	19,548,585	3,948,665	3,994,479

Costs
Taxes, transportation and other	2,356,681	2,331,326	2,714,689	513,110	563,628
Production expense(c)	4,578,088	4,462,800	6,189,352	1,248,293	1,110,056
Development costs	1,196,892	998,200	2,697,664	129,096	237,045
Excess costs(d)	459,235	(377,583)	(1,972,100)	146,831	(61,794)

Total Costs	8,590,896	7,414,743	9,629,605	2,037,330	1,848,935

Net Proceeds	$7,391,306	$8,379,673	$9,918,980	$1,911,335	$2,145,544

Net Profits Income	$6,621,337	$7,541,706	$8,884,319	$1,689,363	$1,930,990

(a)	Because of the interval between time of production and receipt of net profits income by the Trust, oil and gas sales for the year ended December 31 generally relate to oil production from November through October and gas production from October through September, while oil and gas sales for the quarter ended December 31 generally relate to oil production from August through October and gas production from July through September.

(b)	Oil and gas sales volumes are allocated to the net profits interests by dividing Trust net cash inflows by average sales prices. As oil and gas prices change, the Trust’s allocated production volumes are impacted as the quantity of production necessary to cover expenses changes inversely with price. As such, the underlying property production volume changes may not correlate with the Trust’s allocated production volumes in any given period. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)	Production expense is primarily from seven working interest properties in the 75% net profits interest. Six of these properties are not operated by XTO Energy or ExxonMobil. Production expense includes an overhead charge which is deducted and retained by the operator. As of December 31, 2017, this charge was $39,245 per month (including a monthly overhead charge of $5,607 which XTO Energy deducts as operator of the Hewitt Unit) and is subject to adjustment each May based on an oil and gas industry index.

(d)	See Note 7 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

Results of Operations

Years Ended December 31, 2017, 2016 and 2015

Net profits income for 2017 was $6,621,337 as compared with $7,541,706 for 2016 and $8,884,319 for 2015. The 12% decrease in net profits income from 2016 to 2017 was primarily because of decreased oil and gas production ($2.3 million), excess costs on the Texas and Oklahoma working interest properties in 2016 ($0.6 million), higher development costs ($0.1 million), increased production expense ($0.1 million), and increased taxes ($0.1 million), partially offset by higher oil and gas prices ($2.3 million). The 15% decrease in net profits income from 2015 to 2016 was primarily because of lower oil and gas prices ($4.0 million), excess costs on the Texas and Oklahoma working interest properties in 2015 ($1.2 million) and decreased oil production ($0.3 million), partially offset by decreased production expenses ($1.3 million), lower development costs ($1.3 million), increased gas production ($1.2 million) and decreased taxes, transportation and other costs ($0.4 million). During 2017, 2016 and 2015, 62%, 66% and 56%, respectively, of net profits income was derived from gas sales.

Trust administration expense was $575,144 in 2017 as compared to $475,015 in 2016 and $480,694 in 2015. Cash reserve activity was $0 in 2017 as compared to $725,000 in 2016 and $275,000 in 2015, which the Trustee reserved for administrative expenses. As of December 31, 2017, the reserve is fully funded at $1,000,000. Interest income was $7,597 in 2017, $23,109 in 2016 and $43 in 2015. Interest income in 2016 included $22,071 related to a prior period expense adjustment. Other changes in interest income are attributable to fluctuations in net profits income and interest rates.

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil production and three months after gas production. Net profits income is generally affected by three major factors:

1.	oil and gas sales volumes;
2.	oil and gas sales prices; and
3.	costs deducted in the calculation of net profits income.

Volumes

Oil.    Underlying oil sales volumes decreased 5% from 2016 to 2017 compared to a 3% decrease from 2015 to 2016. Oil sales volumes in 2017 decreased from 2016 primarily because of natural production decline. Oil sales volumes in 2016 decreased from 2015 primarily because of natural production decline, partially offset by the timing of cash receipts.

Gas.    Underlying gas sales volumes decreased 25% from 2016 to 2017 compared to a 27% increase from 2015 to 2016. Gas sales volumes in 2017 decreased from 2016 primarily because of the timing of cash receipts and natural production decline. Gas sales volumes in 2016 increased from 2015 primarily because of the timing of cash receipts related to purchaser payments covering production back to 2013, partially offset by natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Prices

Oil.    The average oil price for 2017 was $45.18 per Bbl, a 19% increase from the 2016 average oil price of $38.02, which was a 28% decrease from the 2015 average oil price of $52.62. Oil prices are expected to remain volatile. The average NYMEX price for November 2017 through January 2018 was $59.50 per Bbl. At March 1, 2018, the average NYMEX oil price for the following 12 months was $59.05 per Bbl.

Gas.    The 2017 average gas price was $4.15 per Mcf, a 17% increase from the 2016 average gas price of $3.55, which was 22% lower than the 2015 average price of $4.54. Excluding the impact of the prior period production payments received in 2016, the adjusted gas price was $2.97 per Mcf. Natural gas prices are affected by natural gas liquids prices, the level of North American production, weather, crude oil prices, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The average NYMEX price for fourth quarter 2017 was $3.00 per MMBtu. At March 1, 2018, the average NYMEX gas price for the following 12 months was $2.86 per MMBtu.

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

Total costs deducted in the calculation of net profits income were $8.6 million in 2017, $7.4 million in 2016 and $9.6 million in 2015. The 16% increase in costs from 2016 to 2017 is attributable to excess costs on the Texas and Oklahoma working interest properties in 2016 and increased development activities and costs on non-operated Texas and Oklahoma oil properties underlying the 75% net profits interest, partially offset by lower oil and gas production taxes related to decreased oil and gas production. The 23% decrease in costs from 2015 to 2016 is attributable to decreased production expense related to decreased outside operated costs, lower development costs related to decreased development activities and costs on non-operated Texas and Oklahoma oil properties underlying the 75% net profits interest, decreased oil and gas production taxes related to lower oil and gas revenues, partially offset by excess costs on the Texas and Oklahoma working interest properties in 2015 and increased other deductions related to increased gas production.

Unit operators of the properties underlying the 75% net profits interests have reported total budgeted development costs, net to the underlying properties, of approximately $1.9 million for 2018 and $1.2 million for 2019, as compared to budgeted development costs of $1.2 million and actual development costs of $1.2 million for 2017. Actual development costs often differ from amounts budgeted because of changes in product prices and other factors that may affect the timing or selection of projects. Changes in oil or natural gas prices could impact future development plans on the underlying properties.

Fourth Quarter 2017 and 2016

During the quarter ended December 31, 2017, the Trust received net profits income totaling $1,689,363, compared with fourth quarter 2016 net profits income of $1,930,990. This 13% decrease is primarily attributable to decreased gas production ($0.6 million), excess costs on the Texas and Oklahoma working interest properties in 2016 ($0.2 million), and higher production expenses ($0.1 million), partially offset by higher oil and gas prices ($0.4 million), increased oil production ($0.2 million), and decreased development costs ($0.1 million).

Administration expense was $69,764 and Trust interest income was $2,789, resulting in fourth quarter 2017 distributable income of $1,622,388, or $0.270398 per unit. Distributable income for fourth quarter 2016 was $1,908,726, or $0.318121 per unit. Distributions to unitholders for the quarter ended December 31, 2017 were:

Record Date	Payment Date	Per Unit
October 31, 2017	November 14, 2017	$0.099021
November 30, 2017	December 14, 2017	0.092912
December 29, 2017	January 16, 2018	0.078465

		$0.270398

Volumes

Fourth quarter 2017 underlying oil sales volumes were 57,561 Bbls, or 8% higher than 2016 levels primarily due to the timing of cash receipts, partially offset by natural production decline. Underlying gas sales volumes for fourth quarter 2017 were 342,082 Mcf, 33% lower than 2016 levels due to the timing of cash receipts and natural production decline.

Prices

The average fourth quarter 2017 oil price was $44.11 per Bbl, 5% higher than the fourth quarter 2016 average price of $42.16. The average fourth quarter 2017 gas price was $4.12 per Mcf, 19% higher than the fourth quarter 2016 average price of $3.45. For further information about oil and gas prices, see “Years Ended December 31, 2017, 2016 and 2015 – Prices” above.

Costs

Costs deducted in the calculation of fourth quarter 2017 net profits income increased $188,395, or 10%, from fourth quarter 2016. This increase was primarily attributable to excess costs on the Texas and Oklahoma working interest properties in 2016, increased production expense related to increased outside operated costs and increased property taxes, partially offset by lower development costs related to decreased development activities and costs on non-operated Texas and Oklahoma oil properties underlying the 75% net profits interests, decreased oil and gas production taxes related to lower oil and gas revenues. For further information about development and excess costs, see “Years Ended December 31, 2017, 2016 and 2015 – Costs” above.

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

Contractual Obligations

As shown below, the Trust had no obligations and commitments to make future contractual payments as of December 31, 2017, other than the December distribution payable to unitholders in January 2018, as shown in the statement of assets, liabilities and trust corpus.

	Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Distribution payable to unitholders	$470,790	$470,790	$—	$—	$—

Related Party Transactions

The underlying properties are currently owned by XTO Energy. XTO Energy deducts an overhead charge from monthly net proceeds as reimbursement for costs associated with monitoring the 75% net profits interests. As of December 31, 2017, this monthly charge was $39,245 ($29,434 net to the Trust). Included in this monthly overhead charge is a charge XTO Energy deducts as operator of the Hewitt Unit. As of December 31, 2017, monthly overhead attributable to the Hewitt Unit was $5,607 ($4,205 net to the Trust). These overhead charges are subject to annual adjustment based on an oil and gas industry index. For further information regarding the Trust’s relationship with XTO Energy, see Note 5 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

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

Basis of Accounting

The Trust’s financial statements are prepared on a modified cash basis, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles. This method of accounting is consistent with reporting of taxable income to Trust unitholders. The most significant differences between the Trust’s financial statements and those prepared in accordance with U.S. generally accepted accounting principles are:

1.	net profits income is recognized in the month received rather than accrued in the month of production;

2.	expenses are recognized when paid rather than when incurred; and

3.	cash reserves may be established by the Trustee for certain contingencies that would not be recorded under U.S. generally accepted accounting principles.

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

The determination as to whether the NPI is impaired requires a significant amount of judgment by the Trustee and is based on the best information available to the Trustee at the time of the evaluation. There was no impairment of the assets as of December 31, 2017.

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

Forward-Looking Statements

Certain information included in this annual report and other materials filed, or to be filed, by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the Trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements may concern, among other things, development activities, future development plans, increased density drilling, reserve-to-production ratios, future production, future net cash flows, maintenance projects, development, production and other costs, oil and gas prices, pricing differentials, proved reserves, production levels, litigation, political and regulatory matters and competition. Such forward-looking statements are based on XTO Energy’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “expects,” “intends,” “plans,” “projects,” “anticipates,” “predicts,” “believes,” “goals,” “estimates,” “should,” “could,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual financial and operational results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. Some of the risk factors that could cause actual results to differ materially are explained in Item 1A, Risk Factors.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of Cross Timbers Royalty Trust and

Simmons Bank, as Trustee

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of assets, liabilities and trust corpus of Cross Timbers Royalty Trust (the “Trust”) as of December 31, 2017 and 2016, and the related statements of distributable income and of changes in trust corpus for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of December 31, 2017 and 2016, and its distributable income and its changes in trust corpus for each of the three years in the period ended December 31, 2017 in conformity with the modified cash basis of accounting described in Note 2. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Trustee’s Report on Internal Control Over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on the Trust’s financial statements and on the Trust’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Basis of Accounting

As described in Note 2, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

Definition and Limitations of Internal Control over Financial Reporting

A trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A trust’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the trust are being made only in accordance with authorizations of management and the Trustee; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 12, 2018

We have served as the Trust’s auditor since 2011.

CROSS TIMBERS ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31
	2017	2016
Assets
Cash and short-term investments	$1,469,830	$1,544,252
Interest to be received	960	182
Net profits interests in oil and gas properties—net (Notes 1 and 2)	9,311,334	9,903,800

	$10,782,124	$11,448,234

Liabilities and Trust Corpus
Distribution payable to unitholders	$470,790	$544,434
Expense reserve(a)	1,000,000	1,000,000
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	9,311,334	9,903,800

	$10,782,124	$11,448,234

(a)	Expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income. The reserve is currently fully funded at $1,000,000.

STATEMENTS OF DISTRIBUTABLE INCOME

	Year Ended December 31
	2017	2016	2015
Net profits income	$6,621,337	$7,541,706	$8,884,319
Interest income(a)	7,597	23,109	43

Total income	6,628,934	7,564,815	8,884,362
Administration expense	575,144	475,015	480,694
Cash reserves withheld for Trust expenses	—	725,000	275,000

Distributable income	$6,053,790	$6,364,800	$8,128,668

Distributable income per unit (6,000,000 units)	$1.008965	$1.060800	$1.354778

(a)	Interest income for the period ended December 31, 2016 includes $22,071 related to a prior period expense adjustment.

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year Ended December 31
	2017	2016	2015
Trust corpus, beginning of year	$9,903,800	$10,542,236	$10,994,298
Amortization of net profits interests	(592,466)	(638,436)	(452,062)
Distributable income	6,053,790	6,364,800	8,128,668
Distributions declared	(6,053,790)	(6,364,800)	(8,128,668)

Trust corpus, end of year	$9,311,334	$9,903,800	$10,542,236

See accompanying notes to financial statements.

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

1. Trust Organization and Provisions

Cross Timbers Royalty Trust (the “Trust”) was created on February 12, 1991 by predecessors of XTO Energy Inc., when the following net profits interests were conveyed under five separate conveyances to the Trust effective October 1, 1990, in exchange for 6,000,000 units of beneficial interest in the Trust:

1.	90% net profits interests in certain producing and nonproducing royalty and overriding royalty interest properties in Texas, Oklahoma and New Mexico; and

2.	75% net profits interests in certain working interest properties in Texas and Oklahoma.

The underlying properties from which the net profits interests were carved are currently owned by XTO Energy (Note 5). The Trust’s initial public offering was in February 1992.

Simmons Bank is the Trustee of the Trust. The Trust indenture provides, among other provisions, that:

1.	the Trust may not engage in any business activity or acquire any assets other than the net profits interests and specific short-term cash investments;

2.	the Trust may not dispose of all or part of the net profits interests unless approved by holders of 80% or more of the outstanding Trust units, or upon Trust termination, and any sale must be for cash with the proceeds promptly distributed to the unitholders on the next declared distribution;

3.	the Trustee may establish a cash reserve for payment of any liability that is contingent or not currently payable;

4.	the Trustee may borrow funds required to pay Trust liabilities if fully repaid prior to further distributions to unitholders;

5.	the Trustee will make monthly cash distributions to unitholders (Note 3); and

6.	the Trust will terminate upon the first occurrence of:

a)	disposition of all net profits interests pursuant to terms of the Trust indenture;

b)	gross revenue of the Trust is less than $1 million per year for two successive years; or

c)	a vote of holders of 80% or more of the outstanding Trust units to terminate the Trust in accordance with provisions of the Trust indenture.

2. Basis of Accounting

The financial statements of the Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with U.S. generally accepted accounting principles:

1.	net profits income is recorded in the month received by the Trustee (Note 3);

2.	interest income, interest to be received and distribution payable to unitholders include interest to be earned on net profits income from the monthly record date (last business day of the month) through the date of the next distribution;

3.	trust expenses are recorded based on liabilities paid and cash reserves established by the Trustee for liabilities and contingencies; and

4.	distributions to unitholders are recorded when declared by the Trustee (Note 3).

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

The most significant differences between the Trust’s financial statements and those prepared in accordance with U.S. generally accepted accounting principles are:

1.	net profits income is recognized in the month received rather than accrued in the month of production;

2.	expenses are recognized when paid rather than when incurred; and

3.	cash reserves may be established by the Trustee for certain contingencies that would not be recorded under U.S. generally accepted accounting principles.

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

The determination as to whether the NPI is impaired requires a significant amount of judgment by the Trustee and is based on the best information available to the Trustee at the time of the evaluation. There was no impairment of the assets as of December 31, 2017.

The initial carrying value of the net profits interests of $61,100,449 was XTO Energy’s historical net book value of the interests on February 12, 1991, the date of the transfer to the Trust. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $51,789,115 as of December 31, 2017 and $51,196,649 as of December 31, 2016.

Revenue Recognition

In May 2014, the FASB issued updated guidance for recognizing revenue from contracts with customers. This update amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods and services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Trustee and XTO Energy do not believe the adoption of this standard will have a significant impact on the Trust’s financial statements due to the modified cash basis of reporting used by the Trust.

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

All revenues from the Trust are from sources within Texas, Oklahoma or New Mexico. Because it distributes all of its net income to unitholders, the Trust has not been taxed at the trust level in New Mexico or Oklahoma. While the Trust has not owed tax, the Trustee is required to file an Oklahoma income tax return reflecting the income and deductions of the Trust attributable to properties located in that state, along with a schedule that includes information regarding distributions to unitholders. Texas imposes a franchise tax on certain types of entities providing limited liability protection, including trusts. However, the Trustee is, and expects to continue to be exempt from Texas franchise tax under the exemption for “passive entities.”

Each unitholder should consult his or her own tax advisor regarding income tax requirements, if any, applicable to such person’s ownership of Trust units.

5. XTO Energy Inc.

The underlying properties include approximately 15 overriding royalty interests in New Mexico that burden working interests owned and operated by XTO Energy. These working interests were purchased by XTO Energy after the net profits interests were conveyed to the Trust. XTO Energy operates the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. Other than this property, XTO Energy and ExxonMobil do not operate or control any of the underlying properties or related working interests.

In computing net profits income for the 75% net profits interests (Note 3), XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This charge at December 31, 2017

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

was $39,245 per month, or $470,940 annually (net to the Trust of $353,205 annually). Included in this monthly overhead charge is a charge XTO Energy deducts as operator of the Hewitt Unit. As of December 31, 2017, overhead attributable to the Hewitt Unit was $5,607 per month, or $67,284 annually (net to the Trust of $50,463 annually). These overhead charges are subject to an annual adjustment based on an oil and gas industry index.

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

	Underlying
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/16	$1,747,819	$655,835	$2,403,654
Net excess costs (recovery) for the quarter ended 3/31/17	45,131	(317,927)	(272,796)
Net excess costs (recovery) for the quarter ended 6/30/17	55,628	(249,993)	(194,365)
Net excess costs (recovery) for the quarter ended 9/30/17	127,552	28,733	156,285
Net excess costs (recovery) for the quarter ended 12/31/17	33,219	(116,648)	(83,429)

Cumulative excess costs remaining at 12/31/17	2,009,349	—	2,009,349
Accrued interest at 12/31/17	150,378	—	150,378

Total remaining to be recovered at 12/31/17	$2,159,727	$—	$2,159,727

	NPI
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/16	$1,310,865	$491,876	$1,802,741
Net excess costs (recovery) for the quarter ended 3/31/17	33,848	(238,445)	(204,597)
Net excess costs (recovery) for the quarter ended 6/30/17	41,721	(187,495)	(145,774)
Net excess costs (recovery) for the quarter ended 9/30/17	95,664	21,550	117,214
Net excess costs (recovery) for the quarter ended 12/31/17	24,914	(87,486)	(62,572)

Cumulative excess costs remaining at 12/31/17	1,507,012	—	1,507,012
Accrued interest at 12/31/17	112,783	—	112,783

Total remaining to be recovered at 12/31/17	$1,619,795	$—	$1,619,795

XTO Energy advised the Trustee that continued lower oil prices in relation to operating expenses and increased development costs resulted in net excess costs of $261,530 (NPI $196,147) on properties underlying the Texas working interests for the year ended December 31, 2017. This includes net excess costs of $33,219 ($24,914 net to the Trust) for the quarter ended December 31, 2017.

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

XTO Energy advised the Trustee that increased oil revenue resulted in the complete recovery of excess costs on properties underlying the Oklahoma working interests for the year ended December 31, 2017. Underlying excess costs of $180,050, including accrued interest of $63,402 (NPI $47,551) was recovered during the quarter ended December 31, 2017.

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

Underlying cumulative excess costs for the Texas working interest conveyance remaining as of December 31, 2017 totaled $2.2 million, including accrued interest of $0.2 million.

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

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Oil prices used to determine the standardized measure were based on average realized oil prices of $47.08 per Bbl in 2017, $38.19 per Bbl in 2016, $46.58 per Bbl in 2015 and $88.53 per Bbl in 2014. The weighted average realized gas prices used to determine the standardized measure were $3.14 per Mcf in 2017, $2.45 per Mcf in 2016, $2.83 per Mcf in 2015 and $5.82 per Mcf in 2014.

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

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Proved Reserves

	Net Profits Interests						Underlying Properties
	90% Net Profits Interests		75% Net Profits Interests		Total
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Balance, December 31, 2014	454	19,911	535	175	989	20,086	2,318	22,828
Extensions, additions and discoveries	14	142	—	—	14	142	16	158
Revisions of prior estimates	25	(2,198)	(477)	(142)	(452)	(2,340)	(1,264)	(2,828)
Production	(65)	(1,409)	(3)	—	(68)	(1,409)	(232)	(1,616)

Balance, December 31, 2015	428	16,446	55	33	483	16,479	838	18,542

Extensions, additions and discoveries	6	110	—	—	6	110	7	122
Revisions of prior estimates	38	800	62	(4)	100	796	622	902
Production	(66)	(1,896)	—	—	(66)	(1,896)	(224)	(2,049)

Balance, December 31, 2016	406	15,460	117	29	523	15,489	1,243	17,517

Extensions, additions and discoveries	10	54	—	—	10	54	11	61
Revisions of prior estimates	639	2,857	187	38	826	2,895	1,294	3,282
Production	(55)	(1,350)	(4)	—	(59)	(1,350)	(213)	(1,535)

Balance, December 31, 2017	1,000	17,021	300	67	1,300	17,088	2,335	19,325

Extensions, additions and discoveries of proved gas reserves are primarily because of development in the Mid-Continent area. Revisions of prior estimates are primarily related to changes in prices and costs. Negative revisions for the underlying properties in 2015 are primarily due to lower oil and gas prices. Positive revisions for the underlying properties in 2016 are primarily due to lower operating costs. Positive revisions for 2017 are primarily due to higher prices.

Proved Developed Reserves

	Net Profits Interests						Underlying Properties
	90% Net Profits Interests		75% Net Profits Interests		Total
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
December 31, 2014	454	19,911	535	175	989	20,086	2,318	22,828

December 31, 2015	428	16,446	55	33	483	16,479	838	18,542

December 31, 2016	406	15,460	117	29	523	15,489	1,243	17,517

December 31, 2017	1,000	17,021	300	67	1,300	17,088	2,335	19,325

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	90% Net Profits Interests			75% Net Profits Interests			Total
	December 31			December 31			December 31
(in thousands)	2017	2016	2015	2017	2016	2015	2017	2016	2015
Net Profits Interests
Future cash inflows	$101,022	$53,629	$65,055	$14,163	$4,477	$2,915	$115,185	$58,106	$67,970
Future production taxes	(8,366)	(4,529)	(5,482)	(1,019)	(322)	(230)	(9,385)	(4,851)	(5,712)

Future net cash flows	92,656	49,100	59,573	13,144	4,155	2,685	105,800	53,255	62,258
10% discount factor	(46,061)	(22,605)	(27,789)	(5,694)	(1,266)	(727)	(51,755)	(23,871)	(28,516)

Standardized measure	$46,595	$26,495	$31,784	$7,450	$2,889	$1,958	$54,045	$29,384	$33,742

Underlying Properties
Future cash inflows							$170,557	$90,456	$91,575
Future costs							(50,078)	(30,362)	(21,803)

Future net cash flows							120,479	60,094	69,772
10% discount factor							(58,774)	(26,805)	(31,846)

Standardized measure							$61,705	$33,289	$37,926

Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

(in thousands)	90% Net Profits Interests			75% Net Profits Interests			Total
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Net Profits Interests
Standardized measure, January 1	$26,495	$31,784	$69,264	$2,889	$1,958	$26,671	$29,384	$33,742	$95,935
Extensions, additions and discoveries	353	290	634	—	—	—	353	290	634
Accretion of discount	2,273	2,719	5,864	310	174	2,367	2,583	2,893	8,231
Revisions of prior estimates, changes in price and other	23,941	(756)	(35,307)	4,405	757	(26,866)	28,346	1	(62,173)
Net profits income	(6,467)	(7,542)	(8,671)	(154)	—	(214)	(6,621)	(7,542)	(8,885)

Standardized measure, December 31	$46,595	$26,495	$31,784	$7,450	$2,889	$1,958	$54,045	$29,384	$33,742

Underlying Properties
Standardized measure, January 1							$33,289	$37,926	$112,521

Revisions:
Prices and costs							12,824	(11,714)	(50,293)
Quantity estimates							20,848	12,511	(24,841)
Accretion of discount							2,941	3,252	9,673
Future development costs							(1,197)	(998)	(1,896)
Other							(2)	(8)	5

Net revisions							35,414	3,043	(67,352)
Extensions, additions and discoveries							393	322	704
Production							(8,588)	(9,000)	(10,645)
Development costs							1,197	998	2,698

Net change							28,416	(4,637)	(74,595)

Standardized measure, December 31							$61,705	$33,289	$37,926

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

9. Quarterly Financial Data (Unaudited)

The following is a summary of net profits income, distributable income and distributable income per unit by quarter for 2017 and 2016:

	Net Profits Income	Distributable Income	Distributable Income per Unit
2017
First Quarter	$1,624,671	$1,383,420	$0.230570
Second Quarter	1,633,117	1,521,552	0.253592
Third Quarter	1,674,186	1,526,430	0.254405
Fourth Quarter	1,689,363	1,622,388	0.270398

	$6,621,337	$6,053,790	$1.008965

2016
First Quarter	$2,706,106	$2,180,982	$0.363497
Second Quarter	1,391,073	975,180	0.162530
Third Quarter	1,513,537	1,299,912	0.216652
Fourth Quarter	1,930,990	1,908,726	0.318121

	$7,541,706	$6,364,800	$1.060800

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control—Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2017. The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report under Item 8, Financial Statements and Supplementary Data.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a) Directors, Officers and Committees.    The Trust has no directors, executive officers, audit committee, audit committee financial expert, compensation committee or nominating committee. The Trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

(b) Section 16 (a) Beneficial Ownership Reporting Compliance.    Section 16(a) of the Securities Exchange Act of 1934 requires that directors, officers, and beneficial owners of more than 10% of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. To the Trustee’s knowledge, based solely on the information furnished to the Trustee, the Trustee is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the Trust units of beneficial interest during and for the year ended December 31, 2017.

(c) Code of Ethics.    Because the Trust has no employees, it does not have a code of ethics. Employees of the Trustee, Simmons Bank, must comply with the bank’s code of ethics which may be found at ir.simmonsbank.com/govdocs.

Item 11.	Executive Compensation

(a) Compensation Committee Interlocks and Insider Participation/Compensation Committee Report.    The Trust has no officers or directors and is administered by a trustee. The Trust does not have a compensation committee or maintain any equity compensation plans and there are no units reserved for issuance under such plans.

(b) Compensation of the Trustee.    Southwest Bank, the prior trustee, received the following annual compensation for the fiscal years ended December 31, 2015 through December 31, 2017 as specified in the Trust indenture:

	2017	2016	2015
Southwest Bank, Trustee(1)	$77,631	$32,437	$35,792

(1)	Under the Trust indenture, the trustee is entitled to an administrative fee of: (i) 1/20 of 1% of the first $100 million of the annual gross revenue of the Trust, and 1/30 of 1% of the annual gross revenue of the Trust in excess of $100 million, and (ii) trustee’s standard hourly rates for time in excess of 300 hours annually.

(c) Pay Ratio Disclosure.    The Trust does not have a principal executive officer or employees and therefore, the pay ratio disclosure is not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

(a) Equity Compensation Plans and Trust Repurchases.    The Trust has no equity compensation plans. The Trust has not repurchased any units during the fourth quarter of fiscal 2017.

(b) Security Ownership of Certain Beneficial Owners.    The Trustee is not aware of any person who beneficially owns more than 5% of the outstanding units.

(c) Security Ownership of Management.    The Trust has no directors or executive officers. As of February 22, 2018, Simmons Bank beneficially held 300 units, less than one percent of the outstanding units. Simmons Bank has sole power to dispose of these units and sole voting power.

(d) Changes in Control.    The Trustee knows of no arrangements which may subsequently result in a change in control of the Trust.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In computing net profits income paid to the Trust for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This charge at December 31, 2017 was $39,245 per month, or $470,940 annually (net to the Trust of $353,205 annually). Included in this monthly overhead charge is a charge XTO Energy deducts as operator of the Hewitt Unit. As of December 31, 2017 overhead attributable to the Hewitt Unit was $5,607 per month, or $67,284 annually (net to the Trust of $50,463 annually). These overhead charges are subject to annual adjustment based on an oil and gas industry index.

See Item 11, Executive Compensation, for the remuneration received by the Trustee for the fiscal years ended December 31, 2015 through December 31, 2017.

As noted in Item 10, Directors, Executive Officers and Corporate Governance, the Trust has no directors, executive officers, audit committee, audit committee financial expert, compensation committee or nominating committee. The Trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Item 14.	Principal Accountant Fees and Services

Fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2017 and 2016 are:

	2017	2016
Audit fees-PwC	$142,000	$132,129
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$142,000	$132,129

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

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2017 and 2016

Statements of Distributable Income for the years ended December 31, 2017, 2016 and 2015

Statements of Changes in Trust Corpus for the years ended December 31, 2017, 2016 and 2015

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

Copies of the above Exhibits are available to any unitholder, at the actual cost of reproduction, upon written request to the Trustee, Simmons Bank, P.O. Box 962020, Fort Worth, Texas 76162-2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSS TIMBERS ROYALTY TRUST
By SIMMONS BANK, TRUSTEE

	By	/S/ LEE ANN ANDERSON
Lee Ann Anderson
Senior Vice President

EXXON MOBIL CORPORATION

Date: March 12, 2018	By	/S/ DAVID LEVY
David Levy
Vice President—Upstream Business Service

(The Trust has no directors or executive officers.)