Form 10-Q
period 2018-03-31
CROSS TIMBERS ROYALTY TRUST
filed 2018-05-10
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-10982

Cross Timbers Royalty Trust

(Exact name of registrant as specified in its charter)

Texas	75-6415930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o The Corporate Trustee:

Simmons Bank

P.O. Box 470727

Fort Worth, Texas 76147

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of May 1, 2018

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at March 31, 2018, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2018 and 2017, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. The condensed financial statements as of March 31, 2018, and for the three-month periods ended March 31, 2018 and 2017 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Cross Timbers Royalty Trust and

Simmons Bank, Trustee:

Results of Review of Financial Statements

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Cross Timbers Royalty Trust (the “Trust”) as of March 31, 2018, and the related condensed statements of distributable income and of changes in trust corpus for the three-month periods ended March 31, 2018 and 2017, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with the modified cash basis of accounting described in Note 1.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus as of December 31, 2017, and the related statements of distributable income and of changes in trust corpus for the year then ended (not presented herein), and in our report dated March 12, 2018, which included a paragraph describing the modified cash basis of accounting, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2017, is fairly stated, in all material respects, in relation to the statements of assets, liabilities and trust corpus from which it has been derived.

Basis for Review Results

These interim financial statements are the responsibility of the Trust’s management. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Basis of Accounting

As described in Note 1, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

Dallas, TX

May 10, 2018

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Cash and short-term investments	$1,536,792	$1,469,830
Interest to be received	1,192	960
Net profits interests in oil and gas properties—net (Note 1)	9,120,594	9,311,334

	$10,658,578	$10,782,124

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$537,984	$470,790
Expense reserve (a)	1,000,000	1,000,000
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	9,120,594	9,311,334

	$10,658,578	$10,782,124

(a)	Expense reserve allows Trustee to pay its obligations should it be unable to pay them out of the net profits income. As of March 31, 2018, the reserve currently established by the Trustee is fully funded at $1,000,000.

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended March 31
	2018	2017
Net profits income	$2,277,499	$1,624,671
Interest income	3,460	987

Total income	2,280,959	1,625,658
Administration expense	250,679	242,238
Cash reserves withheld for Trust expenses	—	—

Distributable income	$2,030,280	$1,383,420

Distributable income per unit (6,000,000 units)	$0.338380	$0.230570

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended March 31
	2018	2017
Trust corpus, beginning of period	$9,311,334	$9,903,800
Amortization of net profits interests	(190,740)	(117,260)
Distributable income	2,030,280	1,383,420
Distributions declared	(2,030,280)	(1,383,420)

Trust corpus, end of period	$9,120,594	$9,786,540

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

The financial statements of Cross Timbers Royalty Trust (the “Trust”) are prepared on the following basis and are not intended to present financial position and results of operations in conformity with U.S. generally accepted accounting principles (“GAAP”):

-	Net profits income recorded for a month is the amount computed and paid by XTO Energy Inc., the owner of the underlying properties, to Simmons Bank, as trustee (the “Trustee”) for the Trust. XTO Energy is a wholly owned subsidiary of Exxon Mobil Corporation. Net profits income consists of net proceeds received by XTO Energy from the underlying properties in the prior month, multiplied by net profit percentages of 90% for the 90% net profits interests, and 75% for the 75% net profits interests.

-	Costs deducted in the calculation of net proceeds for the 90% net profits interests generally include applicable taxes, transportation, marketing and legal costs. In addition to those costs, the 75% net profits interests include deductions for production expense, development costs, operating charges and other costs.

-	Net profits income is computed separately for each of five conveyances under which the net profits interests were conveyed to the Trust. If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from the other conveyances.

-	Interest income and distribution payable to unitholders include interest earned on the previous month’s investment.

-	Trust expenses are recorded based on liabilities paid and cash reserves established by the Trustee for liabilities and contingencies.

-	Distributions to unitholders are recorded when declared by the Trustee.

The Trust’s financial statements differ from those prepared in conformity with U.S. GAAP because revenues are recognized when received rather than accrued in the month of production, expenses are recognized when paid rather than when incurred, and certain cash reserves may be established by the Trustee for contingencies which would not be recorded under U.S. GAAP. This comprehensive basis of accounting other than U.S. GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

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

Impairment of Net Profits Interest

The Trustee reviews the Trust’s net profits interests (“NPI”) in oil and gas properties for impairment whenever events or circumstances indicate that the carrying value of the NPI may not be recoverable. In general, the Trustee does not view temporarily low prices as an indication of impairment. The markets for crude oil and natural gas have a history of significant price volatility and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. If events and circumstances indicated the carrying value may not be recoverable, the Trustee would use the estimated undiscounted future net cash flows from the NPI to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the NPI are less than the NPI carrying value, the Trust would recognize an impairment loss for the difference between the NPI carrying value and the estimated fair value of the NPI. The determination as to whether the NPI is impaired requires a significant amount of judgment by the Trustee and is based on the best information available to the Trustee at the time of the evaluation. There was no impairment of the NPI during the quarter ended March 31, 2018.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the Trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $51,979,855 as of March 31, 2018 and $51,789,115 as of December 31, 2017.

2.	Income Taxes

For federal income tax purposes, the Trust constitutes a fixed investment trust that is taxed as a grantor trust. A grantor trust is not subject to tax at the trust level. Accordingly, no provision for income taxes has been made in the financial statements. The unitholders are considered to own the Trust’s income and principal as though no trust were in existence. The income of the Trust is deemed to have been received or accrued by each unitholder at the time such income is received or accrued by the Trust and not when distributed by the Trust. Impairments recorded for book purposes will not result in a loss for tax purposes for the unitholders until the loss is recognized.

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

The following summarizes excess costs activity, cumulative excess costs balances and accrued interest to be recovered by conveyance:

	Underlying
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/17	$2,009,349	$—	$2,009,349
Net excess costs (recovery) for the quarter ended 3/31/18	(150,540)	—	(150,540)

Cumulative excess costs remaining at 3/31/18	1,858,809	—	1,858,809
Accrued interest at 3/31/18	174,039	—	174,039

Total remaining to be recovered at 3/31/18	$2,032,848	$—	$2,032,848

	NPI
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/17	$1,507,012	$—	$1,507,012
Net excess costs (recovery) for the quarter ended 3/31/18	(112,905)	—	(112,905)

Cumulative excess costs remaining at 3/31/18	1,394,107	—	1,394,107
Accrued interest at 3/31/18	130,529	—	130,529

Total remaining to be recovered at 3/31/18	$1,524,636	$—	$1,524,636

Improved oil prices and lower development costs resulted in the partial recovery of excess costs on properties underlying the Texas working interests for the quarter ended March 31, 2018.

Underlying cumulative excess costs for the Texas working interest conveyance remaining as of March 31, 2018 totaled $2.0 million, including accrued interest of $0.2 million.

5.	XTO Energy Inc.

In computing net proceeds for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This monthly overhead charge at March 31, 2018 was $39,246 ($29,434 NPI) and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of March 31, 2018, this monthly charge was approximately $29,000 ($22,000 NPI) and is subject to annual adjustment based on an oil and gas industry index. Other than this property, XTO Energy and ExxonMobil do not operate or control any of the underlying properties or related working interests.

Item 2. Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the Trustee’s discussion and analysis contained in the Trust’s 2017 Annual Report on Form 10-K, as well as the condensed financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The Trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the Trust’s web site at www.crt-crosstimbers.com.

Distributable Income

For the quarter ended March 31, 2018, net profits income was $2,277,499 compared to $1,624,671 for first quarter 2017. This 40% increase in net profits income is primarily the result of increased oil and gas prices ($0.6 million). See “Net Profits Income” below.

After considering interest income of $3,460 and administration expense of $250,679, distributable income for the quarter ended March 31, 2018 was $2,030,280, or $0.338380 per unit of beneficial interest. Administration expense for the quarter increased $8,441 from the prior year quarter. For first quarter 2017, distributable income was $1,383,420, or $0.230570 per unit. Distributions to unitholders for the quarter ended March 31, 2018 were:

Record Date	Payment Date	Distribution per Unit
January 31, 2018	February 14, 2018	$0.107141
February 28, 2018	March 14, 2018	0.141575
March 29, 2018	April 13, 2018	0.089664

		$0.338380

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

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months Ended March 31 (a)		Increase
	2018	2017	(Decrease)
Sales Volumes
Oil (Bbls) (b)
Underlying properties	52,718	53,363	(1%)
Average per day	573	580	(1%)
Net profits interests	19,217	13,102	47%

Gas (Mcf) (b)
Underlying properties	443,182	420,434	5%
Average per day	4,817	4,570	5%
Net profits interests	392,287	369,910	6%

Average Sales Prices
Oil (per Bbl)	$54.17	$45.22	20%
Gas (per Mcf)	$4.61	$3.99	16%

Revenues
Oil sales	$2,855,508	$2,413,076	18%
Gas sales	2,041,271	1,676,280	22%

Total Revenues	4,896,779	4,089,356	20%

Costs
Taxes, transportation and other	755,666	639,648	18%
Production expense (c)	1,132,037	1,072,142	6%
Development costs	266,838	299,580	(11%)
Excess costs (d)	150,540	272,796	(45%)

Total Costs	2,305,081	2,284,166	1%

Net Proceeds	$2,591,698	$1,805,190	44%

Net Profits Income	$2,277,499	$1,624,671	40%

(a)	Because of the interval between time of production and receipt of royalty income by the Trust, oil and gas sales for the quarter ended March 31 generally represent oil production for the period November through January and gas production for the period October through December.
(b)	Oil and gas sales volumes are allocated to the net profits interests by dividing Trust net cash inflows by average sales prices. As oil and gas prices change, the Trust’s allocated production volumes are impacted as the quantity of production necessary to cover expenses changes inversely with price. As such, the underlying property production volume changes may not correlate with the Trust’s allocated production volumes in any given period. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.
(c)	Production expense includes an overhead charge which is deducted and retained by the operator. XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. See Note 5 to Condensed Financial Statements.
(d)	See Note 4 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from first quarter 2017 to first quarter 2018:

Sales Volumes

Oil

Oil sales volumes decreased 1% from first quarter 2017 to first quarter 2018 primarily because of natural production decline and the timing of cash receipts.

Gas

Gas sales volumes increased 5% from first quarter 2017 to first quarter 2018 primarily because of the timing of cash receipts in first quarter 2018.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Oil

The average oil price increased 20% to $54.17 per Bbl for the first quarter. The first quarter 2018 oil price is primarily related to production from November 2017 through January 2018, when the average NYMEX price was $59.50 per Bbl.

Gas

Gas prices for the first quarter increased 16% to $4.61 per Mcf primarily due to the impact of increased liquids revenues. The first quarter 2018 gas price is primarily related to production from October through December 2017, when the average NYMEX price was $2.93 per MMBtu.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs increased 18% for the first quarter primarily because of increased other deductions, production taxes related to higher oil and gas revenues, partially offset by decreased property taxes.

Production Expense

Production expense increased 6% for the first quarter primarily because of increased secondary recovery, power and fuel, overhead, and chemical costs, partially offset by decreased repairs and maintenance, and miscellaneous non-operated costs.

Development Costs

Development costs related to properties underlying the 75% net profits interests decreased 11% for the first quarter primarily because of decreased activity and costs related to Texas oil properties, partially offset by increased activity and costs related to Oklahoma oil properties.

Excess Costs

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from any other conveyance. Underlying cumulative excess costs for the Texas working interest conveyance remaining as of March 31, 2018 totaled $2.0 million, including accrued interest of $0.2 million. For further information on excess costs, see Note 4 to Condensed Financial Statements.

Contingencies

For information on contingencies, see Note 3 to Condensed Financial Statements.

Forward-Looking Statements

Statements in this report relating to future plans, predictions, events or regulatory decisions are forward-looking statements. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements regarding the net profits interests, underlying properties, development activities, annual or monthly development, production and other costs and expenses, oil and gas prices and differentials to NYMEX prices, distributions to unitholders, and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties, including those detailed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2017, which is incorporated by this reference as though fully set forth herein. XTO Energy and the Trustee assume no duty to update these statements as of any future date.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the Trust’s market risks from the information disclosed in Part II, Item 7A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 6. Exhibits.

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 1A, 7 and 7A to the Annual Report on Form 10-K for Cross Timbers Royalty Trust filed with the Securities and Exchange Commission on March 12, 2018 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSS TIMBERS ROYALTY TRUST By SIMMONS BANK, TRUSTEE

	By	/S/ LEE ANN ANDERSON
Lee Ann Anderson
Senior Vice President

EXXON MOBIL CORPORATION

Date: May 10, 2018	By	/S/ DAVID LEVY
David Levy
Vice President - Upstream Business Services