Form 10-Q
period 2018-06-30
CROSS TIMBERS ROYALTY TRUST
filed 2018-08-06
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of August 1, 2018

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at June 30, 2018, and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2018 and 2017, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year. The condensed financial statements as of June 30, 2018, and for the three-month and six-month periods ended June 30, 2018 and 2017 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Cross Timbers Royalty Trust and

Simmons Bank, Trustee:

Results of Review of Financial Statements

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Cross Timbers Royalty Trust (the “Trust”) as of June 30, 2018, and the related condensed statements of distributable income and of changes in trust corpus for the three-month and six-month periods ended June 30, 2018 and 2017, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with the modified cash basis of accounting described in Note 1.

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

/s/ PricewaterhouseCoopers LLP
Dallas, TX
August 6, 2018

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Cash and short-term investments	$1,720,152	$1,469,830
Interest to be received	1,720	960
Net profits interests in oil and gas properties - net (Note 1)	8,924,865	9,311,334

	$10,646,737	$10,782,124

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$721,872	$470,790
Expense reserve (a)	1,000,000	1,000,000
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	8,924,865	9,311,334

	$10,646,737	$10,782,124

(a)

Expense reserve allows Trustee to pay its obligations should it be unable to pay them out of the net profits income. As of June 30, 2018, the reserve currently established by the Trustee is funded at $1,000,000.

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Net profits income	$2,333,173	$1,633,117	$4,610,672	$3,257,788
Interest income	4,715	1,532	8,175	2,519

Total income	2,337,888	1,634,649	4,618,847	3,260,307
Administration expense	168,660	113,097	419,339	355,335
Cash reserves withheld for Trust expenses	—	—	—	—

Distributable income	$2,169,228	$1,521,552	$4,199,508	$2,904,972

Distributable income per unit (6,000,000 units)	$0.361538	$0.253592	$0.699918	$0.484162

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Trust corpus, beginning of period	$9,120,594	$9,786,540	$9,311,334	$9,903,800
Amortization of net profits interests	(195,729)	(106,254)	(386,469)	(223,514)
Distributable income	2,169,228	1,521,552	4,199,508	2,904,972
Distributions declared	(2,169,228)	(1,521,552)	(4,199,508)	(2,904,972)

Trust corpus, end of period	$8,924,865	$9,680,286	$8,924,865	$9,680,286

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

Impairment of Net Profits Interest

The Trustee reviews the Trust’s net profits interests (“NPI”) in oil and gas properties for impairment whenever events or circumstances indicate that the carrying value of the NPI may not be recoverable. In general, the Trustee does not view temporarily low prices as an indication of impairment. The markets for crude oil and natural gas have a history of significant price volatility and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. If events and circumstances indicated the carrying value may not be recoverable, the Trustee would use the estimated undiscounted future net cash flows from the NPI to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the NPI are less than the NPI carrying value, the Trust would recognize an impairment loss for the difference between the NPI carrying value and the estimated fair value of the NPI. The determination as to whether the NPI is impaired requires a significant amount of judgment by the Trustee and is based on the best information available to the Trustee at the time of the evaluation. There was no impairment of the NPI during the quarter ended June 30, 2018.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the Trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $52,175,584 as of June 30, 2018 and $51,789,115 as of December 31, 2017.

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

The Trust could potentially be required to bear a portion of the legal settlement costs arising from the Chieftain settlement. For information on contingencies, see Note 3 to Condensed Financial Statements. In the event that the Trust is determined to be responsible for such costs, XTO will deduct the costs in its calculation of the net profits income payable to the Trust from the applicable net profits interests. Thus, for unitholders, the legal settlement costs will be reflected through a reduction in net profits income received from the Trust and thus in a reduction in the gross royalty income reported by and taxable to the unitholders. In the event that the Trustee objects to such claimed reductions, the Trustee may also incur legal fees in representing the Trust’s interests. For unitholders, such costs would be reflected through an increase in the Trust’s administrative expenses, which would be deductible by unitholders in determining the net royalty income from the Trust.

Each unitholder should consult his or her own tax advisor regarding income tax requirements, if any, applicable to such person’s ownership of Trust units.

Unitholders should consult the Trust’s latest annual report on Form 10-K for a more detailed discussion of federal and state tax matters.

3.	Contingencies

In December 2010, a royalty class action lawsuit was filed against XTO Energy styled Chieftain Royalty Company v. XTO Energy Inc. in Coal County District Court, Oklahoma. XTO Energy removed the case to federal court in the Eastern District of Oklahoma. The plaintiffs alleged that XTO Energy wrongfully deducted fees from royalty payments on Oklahoma wells, failed to make diligent efforts to secure the best terms available for the sale of gas and its constituents, and demanded an accounting to determine whether they have been fully and fairly paid gas royalty interests. The case was certified as a class action in April 2012.

XTO Energy advised the Trustee that in December 2017, it reached a tentative settlement with the plaintiffs for $80 million and an additional $750 thousand for costs to administer the settlement following final approval. On July 27, 2018, plaintiffs submitted their final plan of allocation which was approved by the court on the same date. XTO Energy is analyzing the final plan of allocation to calculate the impact on the Trust and will report to the Trustee when that analysis is complete. XTO Energy has advised the Trustee that depending on its analysis of the final plan of allocation, the portion of the settlement XTO Energy believes should be allocated to the Trust could be as much as $40,000. The Trustee has objected to similar claims relating to the Chieftain settlement with respect to another trust for which it serves as trustee (the Hugoton Royalty Trust) pursuant to a demand for arbitration styled Simmons Bank (successor to Southwest Bank and Bank of America, N.A.) vs. XTO Energy, Inc. through the American Arbitration Association seeking a declaratory judgment that the Chieftain settlement is not a production cost and that XTO Energy is prohibited from charging the settlement as a production cost under the conveyance or otherwise reducing the Hugoton Royalty Trust’s payments now or in the future as a result of the Chieftain litigation. The Trustee has asked for additional information regarding the allocation of the settlement amount to the Cross Timbers Royalty Trust and has asked to be advised by XTO Energy as the matter progresses. Once additional information is made available, the Trustee intends to review any claimed reductions in payment to the Trust based on the facts and circumstances of the settlement.

Other

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

The following summarizes excess costs activity, cumulative excess costs balances and accrued interest to be recovered by conveyance:

	Underlying
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/17	$2,009,349	$—	$2,009,349
Net excess costs (recovery) for the quarter ended 3/31/18	(150,540)	—	(150,540)
Net excess costs (recovery) for the quarter ended 6/30/18	(98,087)	—	(98,087)

Cumulative excess costs remaining at 6/30/18	1,760,722	—	1,760,722
Accrued interest at 6/30/18	198,076	—	198,076

Total remaining to be recovered at 6/30/18	$1,958,798	$—	$1,958,798

	NPI
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/17	$1,507,012	$—	$1,507,012
Net excess costs (recovery) for the quarter ended 3/31/18	(112,905)	—	(112,905)
Net excess costs (recovery) for the quarter ended 6/30/18	(73,566)	—	(73,566)

Cumulative excess costs remaining at 6/30/18	1,320,541	—	1,320,541
Accrued interest at 6/30/18	148,557	—	148,557

Total remaining to be recovered at 6/30/18	$1,469,098	$—	$1,469,098

Improved oil prices and lower development costs resulted in the partial recovery of excess costs on properties underlying the Texas working interests for the quarter ended June 30, 2018.

Underlying cumulative excess costs for the Texas working interest conveyance remaining as of June 30, 2018 totaled $2.0 million, including accrued interest of $0.2 million.

5.	XTO Energy Inc.

In computing net proceeds for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This monthly overhead charge at June 30, 2018 was $39,834 ($29,876 NPI) and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of June 30, 2018, this monthly charge was approximately $29,000 ($22,000 NPI) and is subject to annual adjustment based on an oil and gas industry index. Other than this property, XTO Energy and ExxonMobil do not operate or control any of the underlying properties or related working interests.

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

Distributable Income

Quarter

For the quarter ended June 30, 2018, net profits income was $2,333,173 compared to $1,633,117 for second quarter 2017. This 43% increase in net profits income is primarily the result of increased oil prices ($0.5 million), increased oil production ($0.1 million), decreased development costs ($0.1 million), net excess costs activity on the Texas working interest properties ($0.1 million), partially offset by decreased gas production ($0.1 million). See “Net Profits Income” below.

After considering interest income of $4,715 and administration expense of $168,660, distributable income for the quarter ended June 30, 2018 was $2,169,228, or $0.361538 per unit of beneficial interest. Administration expense for the quarter increased $55,562 from the prior year quarter, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income and interest rates. For second quarter 2017, distributable income was $1,521,552, or $0.253592 per unit.

Distributions to unitholders for the quarter ended June 30, 2018 were:

Record Date	Payment Date	Distribution per Unit
April 30, 2018	May 14, 2018	$0.131107
May 31, 2018	June 14, 2018	0.110119
June 29, 2018	July 16, 2018	0.120312

		$0.361538

Six Months

For the six months ended June 30, 2018, net profits income was $4,610,672 compared to $3,257,788 for the same 2017 period. This 42% increase in net profits income is primarily the result of increased oil and gas prices ($1.1 million), net excess costs activity on the Texas working interest properties ($0.2 million), decreased development costs ($0.2 million) and increased oil and gas production ($0.1 million), partially offset by increased taxes, transportation and other ($0.1 million) and increased production expense ($0.1 million). See “Net Profits Income” below.

After considering interest income of $8,175 and administration expense of $419,339, distributable income for the six months ended June 30, 2018 was $4,199,508 or $0.699918 per unit of beneficial interest. Administration expense for the six months ended June 30, 2018 increased $64,004 from the prior year six-month period, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income and interest rates. For the six months ended June 30, 2017, distributable income was $2,904,972, or $0.484162 per unit.

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

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months				Six Months
	Ended June 30 (a)		Increase		Ended June 30 (a)		Increase
	2018	2017	(Decrease)		2018	2017	(Decrease)
Sales Volumes
Oil (Bbls) (b)
Underlying properties	53,745	51,434	4%		106,463	104,798	2%
Average per day	604	578	4%		588	579	2%
Net profits interests	23,660	11,997	97%		42,877	25,099	71%

Gas (Mcf) (b)
Underlying properties	365,948	381,833	(4%	)	809,130	802,267	1%
Average per day	4,066	4,243	(4%	)	4,446	4,408	1%
Net profits interests	325,742	335,180	(3%	)	718,029	705,090	2%

Average Sales Prices
Oil (per Bbl)	$59.05	$47.76	24%		$56.63	$46.47	22%
Gas (per Mcf)	$4.35	$4.34	—		$4.49	$4.15	8%

Revenues
Oil sales	$3,173,898	$2,456,480	29%		$6,029,406	$4,869,556	24%
Gas sales	1,590,856	1,656,973	(4%	)	3,632,127	3,333,253	9%

Total Revenues	4,764,754	4,113,453	16%		9,661,533	8,202,809	18%

Costs
Taxes, transportation and other	650,764	623,666	4%		1,406,430	1,263,314	11%
Production expense (c)	1,083,436	1,042,498	4%		2,215,473	2,114,640	5%
Development costs	255,901	438,350	(42%	)	522,739	737,930	(29%)
Excess costs (d)	98,087	194,365	(50%	)	248,627	467,161	(47%)

Total Costs	2,088,188	2,298,879	(9%	)	4,393,269	4,583,045	(4%)

Net Proceeds	$2,676,566	$1,814,574	48%		$5,268,264	$3,619,764	46%

Net Profits Income	$2,333,173	$1,633,117	43%		$4,610,672	$3,257,788	42%

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

The following are explanations of significant variances on the underlying properties from second quarter 2017 to second quarter 2018 and from the first six months of 2017 to the comparable period in 2018:

Sales Volumes

Oil

Oil sales volumes increased 4% for the second quarter and increased 2% for the six-month period primarily because of the timing of cash receipts partially offset by natural production decline.

Gas

Gas sales volumes decreased 4% for the second quarter primarily because of the timing of cash receipts and natural production decline. Gas sales volumes increased 1% for the six-month period primarily because of the timing of cash receipts partially offset by natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Oil

The average oil price increased 24% to $59.05 per Bbl for the second quarter and increased 22% to $56.63 per Bbl for the six-month period. The second quarter 2018 oil price is primarily related to production from February through April 2018, when the average NYMEX price was $63.84 per Bbl.

Gas

Gas prices for the second quarter were relatively flat at $4.35 per Mcf and for the six-month period increased 8% to $4.49 per Mcf. The second quarter 2018 gas price is primarily related to production from January through March 2018, when the average NYMEX price was $3.00 per MMBtu.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs increased 4% for the second quarter primarily because of higher production taxes related to increased oil revenues. Taxes, transportation and other costs increased 11% for the six-month period primarily because of higher production taxes related to increased oil and gas revenues.

Production Expense

Production expense increased 4% for the second quarter primarily because of increased secondary recovery costs, partially offset by decreased overhead. Production expense increased 5% for the six-month period primarily because of increased secondary recovery costs and power and fuel, partially offset by decreased repairs and maintenance, labor, overhead, and outside operated costs.

Development Costs

Development costs decreased 42% for the second quarter and decreased 29% for the six-month period primarily because of decreased activity and costs, related to the timing of expenditures, on the Texas and Oklahoma oil properties underlying the 75% net profits interest.

Excess Costs

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from any other conveyance. Underlying cumulative excess costs for the Texas working interest conveyance remaining as of June 30, 2018 totaled $2.0 million, including accrued interest of $0.2 million. For further information on excess costs, see Note 4 to Condensed Financial Statements.

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

CROSS TIMBERS ROYALTY TRUST
By SIMMONS BANK, TRUSTEE

	By	/S/ LEE ANN ANDERSON
Lee Ann Anderson
Senior Vice President

EXXON MOBIL CORPORATION

Date: August 6, 2018	By	/S/ DAVID LEVY
David Levy
Vice President - Upstream Business Services