Form 10-Q
period 2018-09-30
CROSS TIMBERS ROYALTY TRUST
filed 2018-11-06
CIK 881787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended September 30, 2018

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

Commission File Number: 1-10982

Cross Timbers Royalty Trust

(Exact name of registrant as specified in its charter)

Texas	75-6415930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o The Corporate Trustee:

Simmons Bank

2911 Turtle Creek Blvd, Suite 850

Dallas, Texas 75219

(Address of principal executive offices) (Zip Code)

                             (855) 588-7839

(Registrant’s telephone number, including area code)

                                                     NONE

(Former name, former address and former fiscal year, if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☑
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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of November 1, 2018

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at September 30, 2018, and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2018 and 2017, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year. The condensed financial statements as of September 30, 2018, and for the three-month and nine-month periods ended September 30, 2018 and 2017 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Cross Timbers Royalty Trust and

Simmons Bank, Trustee:

Results of Review of Financial Statements

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Cross Timbers Royalty

Trust (the “Trust”) as of September 30, 2018, and the related condensed statements of distributable income and of changes in trust corpus for the three-month and nine-month periods ended September 30, 2018 and 2017, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with the modified cash basis of accounting described in Note 1.

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

/s/ PricewaterhouseCoopers LLP

Dallas, TX

November 6, 2018

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	September 30, 2018	December 31, 2017
ASSETS

Cash and short-term investments	$1,746,201	$1,469,830

Interest to be received	2,023	960

Net profits interests in oil and gas properties - net (Note 1)	8,705,029	9,311,334

	$10,453,253	$10,782,124

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$748,224	$470,790

Expense reserve (a)	1,000,000	1,000,000

Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	8,705,029	9,311,334

	$10,453,253	$10,782,124

(a)

Expense reserve allows Trustee to pay its obligations should it be unable to pay them out of the net profits income. As of September 30, 2018, the reserve currently established by the Trustee is funded at $1,000,000.

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Net profits income	$2,257,576	$1,674,186	$6,868,248	$4,931,974

Interest income	5,744	2,289	13,919	4,808

Total income	2,263,320	1,676,475	6,882,167	4,936,782

Administration expense	118,614	150,045	537,953	505,380

Cash reserves withheld for Trust expenses	-	-	-	-

Distributable income	$2,144,706	$1,526,430	$6,344,214	$4,431,402

Distributable income per unit (6,000,000 units)	$0.357451	$0.254405	$1.057369	$0.738567

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Trust corpus, beginning of period	$8,924,865	$9,680,286	$9,311,334	$9,903,800

Amortization of net profits interests	(219,836)	(109,106)	(606,305)	(332,620)

Distributable income	2,144,706	1,526,430	6,344,214	4,431,402

Distributions declared	(2,144,706)	(1,526,430)	(6,344,214)	(4,431,402)

Trust corpus, end of period	$8,705,029	$9,571,180	$8,705,029	$9,571,180

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

Impairment of Net Profits Interest

The Trustee reviews the Trust’s net profits interests (“NPI”) in oil and gas properties for impairment whenever events or circumstances indicate that the carrying value of the NPI may not be recoverable. In general, the Trustee does not view temporarily low prices as an indication of impairment. The markets for crude oil and natural gas have a history of significant price volatility and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. If events and circumstances indicate the carrying value may not be recoverable, the Trustee would use the estimated undiscounted future net cash flows from the NPI to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the NPI are less than the NPI carrying value, the Trust would recognize an impairment loss for the difference between the NPI carrying value and the estimated fair value of the NPI. The determination as to whether the NPI is impaired requires a significant amount of judgment by the Trustee and is based on the best information available to the Trustee at the time of the evaluation. There was no impairment of the NPI during the quarter ended September 30, 2018.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the Trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $52,395,420 as of September 30, 2018 and $51,789,115 as of December 31, 2017.

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

Texas imposes a franchise tax at a rate of 0.75% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statutes. Entities subject to tax generally include trusts and most other types of entities that provide limited liability protection, unless otherwise exempt. Trusts that receive at least 90% of their federal gross income from certain passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, generally are exempt from the Texas franchise tax as “passive entities.” The Trust has been and expects to continue to be exempt from Texas franchise tax as a passive entity. Because the Trust should be exempt from Texas franchise tax at the trust level as a passive entity, each unitholder that is a taxable entity under the Texas franchise tax will generally be required to include its Texas portion of trust revenues in its own Texas franchise tax computation. This revenue is sourced to Texas under provisions of the Texas Administrative Code providing that such income is sourced according to the principal place of business of the Trust, which is Texas.

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

In December 2010, a royalty class action lawsuit was filed against XTO Energy styled Chieftain Royalty Company v. XTO Energy Inc. in Coal County District Court, Oklahoma. XTO Energy removed the case to federal court in the Eastern District of Oklahoma. The plaintiffs alleged that XTO Energy wrongfully deducted fees from royalty payments on Oklahoma wells, failed to make diligent efforts to secure the best terms available for the sale of gas and its constituents, and demanded an accounting to determine whether they have been fully and fairly paid gas royalty interests. The case was certified as a class action in April 2012, then decertified in July 2013.

XTO Energy advised the Trustee that in December 2017, it reached a tentative settlement with the plaintiffs for $80 million and an additional $750 thousand for costs to administer the settlement following final approval. On July 27, 2018, plaintiffs submitted their final plan of allocation which was approved by the court on the same date. Based on the final plan of allocation XTO Energy has advised the Trustee that it believes approximately $40,000 in additional production costs should be allocated to the Trust. The Trustee has objected to similar claims relating to the Chieftain settlement with respect to another trust for which it serves as trustee (the Hugoton Royalty Trust) pursuant to a demand for arbitration styled Simmons Bank (successor to Southwest Bank and Bank of America, N.A.) vs. XTO Energy, Inc. through the American Arbitration Association seeking a declaratory judgment that the Chieftain settlement is not a production cost and that XTO Energy is prohibited from charging the settlement as a production cost under the conveyance or otherwise reducing the Hugoton Royalty Trust’s payments now or in the future as a result of the Chieftain litigation. The Trustee has asked for additional information regarding the allocation of the settlement amount to the Cross Timbers Royalty Trust and has asked to be advised by XTO Energy as the matter progresses. Once additional information is made available, the Trustee intends to review any claimed reductions in payment to the Trust based on the facts and circumstances of the settlement.

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

The following summarizes excess costs activity, cumulative excess costs balances and accrued interest to be recovered by conveyance:

		Underlying

	TX WI	OK WI	Total

Cumulative excess costs remaining at 12/31/17	$2,009,349	$ -	$2,009,349
Net excess costs (recovery) for the quarter ended 3/31/18	(150,540)	-	(150,540)
Net excess costs (recovery) for the quarter ended 6/30/18	(98,087)	-	(98,087)
Net excess costs (recovery) for the quarter ended 9/30/18	(144,073)	-	(144,073)

Cumulative excess costs remaining at 9/30/18	1,616,649	-	1,616,649
Accrued interest at 9/30/18	222,131	-	222,131

Total remaining to be recovered at 9/30/18	$1,838,780	$ -	$1,838,780

		NPI

	TX WI	OK WI	Total

Cumulative excess costs remaining at 12/31/17	$1,507,012	$ -	$1,507,012
Net excess costs (recovery) for the quarter ended 3/31/18	(112,905)	-	(112,905)
Net excess costs (recovery) for the quarter ended 6/30/18	(73,566)	-	(73,566)
Net excess costs (recovery) for the quarter ended 9/30/18	(108,054)	-	(108,054)

Cumulative excess costs remaining at 9/30/18	1,212,487	-	1,212,487
Accrued interest at 9/30/18	166,598	-	166,598

Total remaining to be recovered at 9/30/18	$1,379,085	$ -	$1,379,085

Improved oil prices and lower development costs resulted in the partial recovery of excess costs on properties underlying the Texas working interests for the quarter ended September 30, 2018.

Underlying cumulative excess costs for the Texas working interest conveyance remaining as of September 30, 2018 totaled $1.8 million, including accrued interest of $0.2 million.

5. XTO Energy Inc.

In computing net proceeds for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This monthly overhead charge at September 30, 2018 was $39,834 ($29,876 NPI) and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of September 30, 2018, this monthly charge was approximately $28,000 ($21,000 NPI) and is subject to annual adjustment based on an oil and gas industry index. Other than this property, XTO Energy and ExxonMobil do not operate or control any of the underlying properties or related working interests.

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

Distributable Income

Quarter

For the quarter ended September 30, 2018, net profits income was $2,257,576 compared to $1,674,186 for third quarter 2017. This 35% increase in net profits income is primarily the result of higher oil prices ($0.8 million), increased oil production ($0.1 million), decreased development costs ($0.1 million) and decreased production expenses ($0.1 million), partially offset by net excess costs activity on the Texas working interest properties ($0.2 million), and decreased gas production ($0.3 million). See “Net Profits Income” below.

After considering interest income of $5,744 and administration expense of $118,614, distributable income for the quarter ended September 30, 2018 was $ 2,144,706, or $0.357451 per unit of beneficial interest. Administration expense for the quarter decreased $31,431 from the prior year quarter, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income and interest rates. For third quarter 2017, distributable income was $1,526,430, or $0.254405 per unit.

Distributions to unitholders for the quarter ended September 30, 2018 were:

Record Date	Payment Date	Distribution per Unit
July 31, 2018	August 14, 2018	$0.125057
August 31, 2018	September 17, 2018	0.107690
September 28, 2018	October 15, 2018	0.124704

		$0.357451

Nine Months

For the nine months ended September 30, 2018, net profits income was $6,868,248 compared to $4,931,974 for the same 2017 period. This 39% increase in net profits income is primarily the result of increased oil and gas prices ($1.9 million), decreased development costs ($0.3 million) and increased oil production ($0.2 million), partially offset by decreased gas production ($0.3 million), increased taxes, transportation and other ($0.1 million) and net excess costs activity on the Texas working interest properties ($0.1 million). See “Net Profits Income” below.

After considering interest income of $13,919 and administration expense of $537,953, distributable income for the nine months ended September 30, 2018 was $6,344,214, or $1.057369 per unit of beneficial interest. Administration expense for the nine months ended September 30, 2018 increased $32,573 from the prior year nine-month period, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income and interest rates. For the nine months ended September 30, 2017, distributable income was $4,431,402, or $0.738567 per unit.

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

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months			Nine Months
	Ended September 30 (a)		Increase	Ended September 30 (a)		Increase
	2018	2017	(Decrease)	2018	2017	(Decrease)
Sales Volumes
Oil (Bbls) (b)
Underlying properties	52,558	50,384	4%	159,021	155,181	2%
Average per day	571	548	4%	582	568	2%
Net profits interests	23,459	14,759	59%	66,336	39,858	66%
Gas (Mcf) (b)
Underlying properties	320,273	390,567	(18%)	1,129,403	1,192,834	(5%)
Average per day	3,519	4,292	(18%)	4,137	4,369	(5%)
Net profits interests	281,978	344,184	(18%)	1,000,007	1,049,274	(5%)
Average Sales Prices
Oil (per Bbl)	$ 62.65	$ 43.72	43%	$ 58.62	$45.58	29%
Gas (per Mcf)	$ 4.15	$ 4.17	-	$ 4.39	$ 4.16	6%
Revenues
Oil sales	$3,292,763	$2,203,017	49%	$9,322,169	$7,072,573	32%
Gas sales	1,329,233	1,627,711	(18%)	4,961,360	4,960,964	-

Total Revenues	4,621,996	3,830,728	21%	14,283,529	12,033,537	19%

Costs
Taxes, transportation and other	565,628	580,257	(3%)	1,972,058	1,843,571	7%
Production expense (c)	1,090,301	1,215,155	(10%)	3,305,774	3,329,795	(1%)
Development costs	191,756	329,866	(42%)	714,495	1,067,796	(33%)
Excess costs (d)	144,073	(154,757)	N/A	392,700	312,404	N/A

Total Costs	1,991,758	1,970,521	1%	6,385,027	6,553,566	(3%)

Net Proceeds	$2,630,238	$1,860,207	41%	$7,898,502	$5,479,971	44%

Net Profits Income	$2,257,576	$1,674,186	35%	$6,868,248	$4,931,974	39%

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

The following are explanations of significant variances on the underlying properties from third quarter 2017 to third quarter 2018 and from the first nine months of 2017 to the comparable period in 2018:

Sales Volumes

Oil

Oil sales volumes increased 4% for the third quarter and increased 2% for the first nine months of 2018 primarily because of the timing of cash receipts partially offset by natural production decline.

Gas

Gas sales volumes decreased 18% for third quarter 2018 primarily because of the timing of cash receipts and natural production decline. Gas sales volumes decreased 5% for the nine-month period primarily because of natural production decline, partially offset by the timing of cash receipts.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Oil

The average oil price increased 43% to $62.65 per Bbl for the third quarter and increased 29% to $58.62 per Bbl for the nine-month period. The third quarter 2018 oil price is primarily related to production from May through July 2018, when the average NYMEX price was $69.36 per Bbl.

Gas

Gas prices for the third quarter were relatively flat at $4.15 per Mcf and for the nine-month period increased 6% to $4.39 per Mcf. The third quarter 2018 gas price is primarily related to production from April through June 2018, when the average NYMEX price was $2.80 per MMBtu.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs decreased 3% for the third quarter primarily because of lower other deductions and production taxes related to decreased gas revenues, partially offset by higher production taxes related to increased oil revenues. Taxes, transportation and other costs increased 7% for the nine-month period primarily because of higher oil production taxes related to increased oil revenues.

Production Expense

Production expense decreased 10% for the third quarter primarily because of decreased overhead and power and fuel costs. Production expense decreased 1% for the nine-month period primarily because of decreased overhead, labor and repairs and maintenance costs, partially offset by secondary recovery costs.

Development Costs

Development costs decreased 42% for the third quarter and 33% for the nine-month period primarily because of decreased activity and costs, related to the timing or selection of projects by unit operators on the Texas and Oklahoma oil properties underlying the 75% net profits interests.

Excess Costs

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from any other conveyance. Underlying cumulative excess costs for the Texas working interest conveyance remaining as of September 30, 2018 totaled $1.8 million, including accrued interest of $0.2 million. For further information on excess costs, see Note 4 to Condensed Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable. Upon qualifying as a smaller reporting company, this information is no longer required.

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

CROSS TIMBERS ROYALTY TRUST
By SIMMONS BANK, TRUSTEE

	By	/S/ NANCY WILLIS
Nancy Willis
Vice President

EXXON MOBIL CORPORATION

Date: November 6, 2018	By	/S/ DAVID LEVY
David Levy
Vice President - Upstream Business Services