Form 10-K
period 2018-12-31
CROSS TIMBERS ROYALTY TRUST
filed 2019-03-12
CIK 881787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒        NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☐        NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒
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

The aggregate market value of units of beneficial interest held by non-affiliates of the registrant at June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $86.9 million.

The number of units of beneficial interest outstanding as of February 15, 2019 was 6,000,000.

CROSS TIMBERS ROYALTY TRUST

2018 ANNUAL REPORT ON FORM 10-K

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

The principal office of the Trust is 2911 Turtle Creek Blvd, Suite 850, Dallas, Texas 75219. (Telephone number 855-588-7839). The Trust’s internet web site is www.crt-crosstimbers.com. We make available free of charge, through our web site, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are accessible through our internet web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Information on our website is not incorporated into this report.

On February 12, 1991, the predecessors of XTO Energy conveyed defined net profits interests to the Trust under five separate conveyances:

1.

one in each of the states of Texas, Oklahoma and New Mexico, to convey a 90% defined net profits interest carved out of substantially all royalty and overriding royalty interests owned by the predecessors in those states, and

2.	one in each of the states of Texas and Oklahoma, to convey a 75% defined net profits interest carved out of specific working interests owned by the predecessors in those states.

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

On June 25, 2010, XTO Energy became a wholly owned subsidiary of Exxon Mobil Corporation.

Under the terms of each of the five conveyances, the Trust receives net profits income from the net profits interests generally on the last business day of each month. Net profits income is determined by XTO Energy by multiplying the net profit percentage (90% or 75%) times net proceeds from the underlying properties for each conveyance during the previous month. Net proceeds are the gross proceeds received from the sale of production, less “production costs,” as defined in the conveyances. For the 90% net profits interests and the 75% net profits interests, production costs generally include applicable property taxes, transportation, marketing and other charges. For the 75% net profits interests, production costs also include capital and operating costs paid (e.g., drilling, production and other direct costs of owning and operating the property), monthly overhead charged by operators of the underlying properties, and a monthly overhead XTO Energy deducts as reimbursement for costs associated with monitoring these interests. If production costs exceed gross proceeds for any conveyance, this excess is carried forward to future monthly computations of net proceeds until the excess costs (plus interest accrued as specified in the conveyances) are completely recovered. Excess production costs and related accrued interest from one conveyance cannot be used to reduce net proceeds from any other conveyance. For further information on excess costs, see Note 7 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

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

Net profits income received by the Trust on or before the last business day of the month is generally attributable to oil production two months prior and gas production three months prior. The monthly distribution amount to unitholders is determined by:

Adding -

1.	net profits income received;
2.

estimated interest income to be received on the monthly distribution amount, including an adjustment for the difference between the estimated and actual interest received for the prior monthly distribution amount;

3.	cash available as a result of reduction of cash reserves; and
4.	other cash receipts; then

Subtracting -

1.	liabilities paid; and
2.	the reduction in cash available due to establishment of or increase in any cash reserve.

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

Approximately 46% of the net profits income received by the Trust during 2018 was attributable to natural gas, as well as 41% of the Trust’s estimated future net cash flows from proved reserves at December 31, 2018 (based on estimated future net cash flows using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period). There is generally a greater demand for gas during the winter. Otherwise, Trust income is not subject to seasonal factors, nor dependent upon patents, licenses, franchises or concessions. The Trust conducts no research activities.

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

The Trust’s monthly cash distributions are highly dependent upon the prices realized from the sale of natural gas and oil. Oil and natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and XTO Energy. Factors that contribute to price fluctuations include instability in oil-producing regions, worldwide economic conditions, weather conditions, the supply of domestic and foreign oil, natural gas and natural gas liquids, consumer demand, the price and availability of alternative fuels, the proximity to, and capacity of, transportation facilities and the effect of worldwide energy conservation measures. Moreover, government regulations, such as regulation of natural gas transportation and price controls, can affect product prices. Oil and natural gas prices have declined substantially from historical highs and may not return to those levels in the foreseeable future, if ever. A significant decline in current oil or natural gas prices could have a material adverse effect on the amount of oil and natural gas that is economic to produce, Trust net profits (and therefore cash available for distribution to unitholders) and proved reserves attributable to the Trust’s interests. The volatility of energy prices reduces the predictability of future cash distributions to Trust unitholders.

Higher production expense and/or development costs, without concurrent increases in revenue, will directly decrease the net proceeds payable to the Trust from the properties underlying the 75% net profits interests.

Production expense and development costs are deducted in the calculation of the Trust’s share of net proceeds from properties underlying the 75% net profits interests. Accordingly, higher or lower production expense and development costs, without concurrent changes in revenue, will directly decrease or increase the amount received by the Trust for its 75% net profits interests. If development costs and production expense for properties underlying the 75% net profits in a particular state exceed the production proceeds from the properties, (as was the case with respect to the properties underlying the Texas working interests for all of 2017 and 2018 and with respect to the properties underlying the Oklahoma working interests for the first three quarters of 2017, and the last month of 2018) the Trust will not receive net profits income for those properties until future net proceeds from production in that state exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs.

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

The sale of the remaining net profits interests and the termination of the Trust will be taxable events to the Trust unitholders. Generally, a Trust unitholder will realize gain or loss equal to the difference between the amount realized on the sale and termination of the Trust and his adjusted basis in such units. Gain or loss realized by a Trust unitholder who is not a dealer with respect to such units and who has a holding period for the units of more than one year will be treated as long-term capital gain or loss except to the extent of any depletion recapture amount, which must be treated as ordinary income. Other federal and state tax issues concerning the Trust are discussed under Item 2 and Note 4 to the Trust’s financial statements, which are included herein. Each Trust unitholder should consult his own tax advisor regarding Trust tax compliance matters, including federal and state tax implications concerning the sale of the net profits interests and the termination of the Trust.

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

Extensive federal, state and local regulation of the oil and natural gas industry significantly affects operations on the underlying properties. In particular, oil and natural gas development and production are subject to stringent environmental regulations. These regulations have increased the costs of planning, designing, drilling, installing, operating and abandoning oil and natural gas wells and other related facilities, which costs could reduce net proceeds payable to the Trust and Trust distributions. These regulations may become more demanding in the future. See “Regulation” in Item 2, Properties, and “Greenhouse Gas Emissions and Climate Change Regulations” in Item 7, Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The tax treatment of an investment in Trust units could be affected by recent and potential legislative changes, possibly on a retroactive basis.

U.S. federal tax reform legislation informally known as the Tax Cuts and Jobs Act (the “TCJA”) was enacted December 22, 2017, and makes significant changes to the federal income tax rules applicable to both individuals and entities, including changes to the effective tax rate on a Trust unitholder’s allocable share of certain income from the Trust. The TCJA is complex and lacks administrative guidance, thus, Trust unitholders should consult their tax advisor regarding the TCJA and its effect on an investment in Trust units.

For taxable years beginning after 2017, the highest marginal U.S. federal income tax rates applicable to ordinary income and long-term capital gains of individuals are 37% and 20%, respectively. Any modification to the U.S. federal income tax laws or interpretations thereof (including administrative guidance relating to the TCJA) may be applied retroactively and could adversely affect our business, financial condition or results of operations. The Trust is unable to predict whether any changes or other proposals will ultimately be enacted, or whether any adverse interpretations will be used. Any such changes or interpretations could negatively impact the value of an investment in the Trust units.

Item 1B.	Unresolved Staff Comments

As of December 31, 2018, the Trust did not have any unresolved Securities and Exchange Commission staff comments.

Item 2.	Properties

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

The net profits interests comprise:

1.	the 90% net profits interests which are carved from:

a)	producing royalty and overriding royalty interest properties in Texas, Oklahoma and New Mexico; and

b)	11.11% nonparticipating royalty interests in nonproducing properties located primarily in Texas and Oklahoma; and

2.	the 75% net profits interests which are carved from working interests in four properties in Texas and three properties in Oklahoma.

All underlying royalties, underlying nonproducing royalties and underlying working interest properties are currently owned by XTO Energy or other affiliated companies of ExxonMobil. XTO Energy may sell all or any portion of the underlying properties at any time, subject to and burdened by the net profits interests.

The underlying properties include over 2,900 producing properties with established production histories in Texas, Oklahoma and New Mexico. The average reserve-to-production index for the underlying properties as of December 31, 2018 is approximately 11 years. This index is calculated using total proved reserves and estimated 2019 production for the underlying properties. The projected 2019 production is from proved developed producing reserves as of December 31, 2018. Based on estimated future net cash flows at 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, the future net cash flows from proved reserves of the underlying properties are approximately 59% oil and 41% natural gas. The underlying properties also include certain nonproducing properties in Texas, Oklahoma and New Mexico that are primarily mineral interests.

Producing Acreage, Wells and Drilling

90% Net Profits Interests Underlying Royalties.    Royalty and overriding royalty properties underlying the 90% net profits interests represent 80% of the discounted future net cash flows from Trust proved reserves at December 31, 2018. Approximately 52% of the discounted future net cash flows from the 90% net profits interests are from gas reserves, totaling 19.0 Bcf. Oil reserves allocated to the 90% net profits interests are primarily located in West Texas and are estimated to be 1,059,000 Bbls at December 31, 2018.

The underlying royalties are royalty and overriding royalty interests primarily located in mature producing oil and gas fields. The most significant producing region in which the underlying royalties are located is the San Juan Basin in northwestern New Mexico. The San Juan Basin royalties gas production accounted for approximately 73% of the Trust’s gas sales volumes and 33% of the net profits income for 2018. The Trust’s estimated proved gas reserves from this region totaled 14.1 Bcf at December 31, 2018, or approximately 82% of Trust total gas reserves at that date. XTO Energy estimates that underlying royalties in the San Juan Basin include more than 4,891 gross (approximately 57.2 net) wells, covering almost 60,000 gross acres. The majority of these wells are operated by BP America Production Company or Hilcorp.

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

The underlying royalties contain approximately 277,567 gross (approximately 34,198 net) producing acres. Well counts for the underlying royalties cannot be provided because information regarding the number of wells on royalty properties is generally not made available to royalty interest owners.

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

Proved reserves from the 75% net profits interests are almost entirely oil, estimated to be approximately 414,000 Bbls at year-end 2018. Proved reserves from these interests represent 20% of the discounted future net cash flows of the Trust’s proved reserves at December 31, 2018.

The underlying working interest properties are detailed below:

			Ownership by XTO Energy
Unit	County/State	Operator	Working Interest	Revenue Interest
North Cowden	Ector/Texas	Occidental Permian, Ltd.	1.7%	1.4%
North Central Levelland	Hockley/Texas	Apache Corporation	3.2%	2.1%
Penwell	Ector/Texas	Cross Timbers Energy, LLC	5.2%	4.6%
Sharon Ridge Canyon	Borden/Texas	Occidental Permian, Ltd.	4.3%	2.8%
Hewitt	Carter/Oklahoma	XTO Energy Inc.	11.3%	9.9%
Wildcat Jim Penn	Carter/Oklahoma	Citation Oil and Gas Corporation	8.6%	7.5%
South Graham Deese	Carter/Oklahoma	Scout Energy, LLC	9.2%	8.7%

The underlying working interest properties consist of 3,814 gross (2,995 net) producing acres. As of December 31, 2018, there were 1,414 gross (72.2 net) productive oil wells. There were seven wells drilled in 2018 with completions planned during the first and second quarters of 2019, no wells drilled in 2017, and no wells drilled in 2016. XTO Energy has advised the Trustee that it plans to drill eight vertical wells in the Hewitt Unit during 2019.

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

Total 2018 development costs were $1,227,217, up 3% from 2017 development costs of $1,196,892. Development costs were higher in 2018 because of increased development activity and costs related to drilling seven wells in the Hewitt Unit, partially offset by decreased development costs related to non-operated Texas oil properties underlying the 75% net profits interests.

As reported to XTO Energy by unit operators in February of each year, budgeted development costs were $1.9 million for 2018 and $1.2 million for 2017. Actual development costs often differ from amounts budgeted because of changes in product prices and other factors that may affect the timing or selection of projects. Also, costs are deducted in the calculation of Trust net profits income several months after they are incurred by the operator. Unit operators have reported total budgeted costs, net to the underlying properties, of approximately $1.7 million for 2019 and $2.1 million for 2020. Changes in oil or natural gas prices could impact future development plans on the underlying properties.

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from other conveyances. Remaining cumulative excess costs for the Texas and Oklahoma working interest conveyances totaled $1,803,572 ($1,352,679 net to the Trust), including accrued interest of $0.2 million for the period ended December 31, 2018. For information regarding the effect of excess costs on Trust net profits income, see Note 7 to Financial Statements under Item 8, including the excess cost balance and accrued interest by conveyance, Financial Statements and Supplementary Data.

Estimated Proved Reserves and Future Net Cash Flows

The following are proved reserves of the underlying properties, as estimated by independent engineers, and proved reserves and future net cash flows from proved reserves of the net profits interests, based on an allocation of these reserves, at December 31, 2018:

	Underlying Properties		Net Profits Interests
	Proved Reserves(a)		Proved Reserves(a)(b)		Future Net Cash Flows from Proved Reserves(a)(c)
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
(in thousands)					Undiscounted	Discounted
90% Net Profits Interests
San Juan Basin	22	15,614	20	14,053	$43,806	$22,401
Other New Mexico	39	132	35	109	2,269	1,130
Texas	925	1,769	833	1,591	49,408	23,809
Oklahoma	73	1,512	65	1,289	7,704	4,165

Total	1,059	19,027	953	17,042	103,187	51,505

75% Net Profits Interests
Texas	302	161	—	—	—	—
Oklahoma	1,244	296	414	99	24,229	12,828

Total	1,546	457	414	99	24,229	12,828

TOTAL	2,605	19,484	1,367	17,141	$127,416	$64,333

(a)	Based on 12-month average oil price of $59.46 per Bbl and $3.45 per Mcf for gas, based on the first-day-of-the-month price for each month in the period.

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

(c)	Before income taxes since future net cash flows are not subject to taxation at the trust level. Future net cash flows are discounted at an annual rate of 10%.

Proved reserves at December 31, 2018 consist of the following:

	Underlying Properties		Net Profits Interests
	Proved Reserves		Proved Reserves
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Proved developed reserves	2,524	19,460	1,323	17,128
Proved undeveloped reserves	23	7	12	3
Proved non-producing reserves	58	17	32	10

Total proved reserves	2,605	19,484	1,367	17,141

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

The XTO Energy reserve engineering group reviews reserve estimates with third-party petroleum consultants, Miller and Lents, Ltd., independent petroleum engineers. Miller and Lents, Ltd. estimated oil and gas reserves attributable to the underlying properties as of December 31, 2018, 2017, 2016 and 2015. Miller and Lents’ primary technical person responsible for calculating the Trust’s reserves has more than ten years of experience as a reserve engineer. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

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

Oil and gas production and average sales prices attributable to the underlying properties and the net profits interests for each of the two years ended December 31 were as follows:

	90% Net Profits Interests		75% Net Profits Interests		Total
	2018	2017	2018	2017	2018	2017
Production
Underlying Properties
Oil—Sales (Bbl)	69,728	64,268	142,448	148,474	212,176	212,742
Average per day (Bbls)	191	176	390	407	581	583
Gas—Sales (Mcf)	1,453,041	1,519,441	13,748	15,475	1,466,789	1,534,916
Average per day (Mcf)	3,981	4,163	38	42	4,019	4,205
Net Profits Interests
Oil—Sales (Bbls)	60,850	54,661	27,511	3,847	88,361	58,508
Average per day (Bbls)	167	150	75	10	242	160
Gas—Sales (Mcf)	1,301,460	1,349,698	614	142	1,302,074	1,349,840
Average per day (Mcf)	3,566	3,698	1	—	3,567	3,698

Average Sales Price
Oil (per Bbl)	$57.75	$44.81	$60.11	$45.34	$59.33	$45.18
Gas (per Mcf)	$4.30	$4.08	$15.14	$10.70	$4.40	$4.15

Average Production Cost per BOE(a)	$0.05	$0.08	$29.97	$30.14	$9.53	$9.77

(a)

Total average production cost per BOE includes production from the properties underlying the 90% net profits interests, which are substantially all royalty and overriding royalty interests with insignificant production costs.

Oil and gas production by conveyance attributable to the underlying properties for each of the two years ended December 31 were as follows:

	Underlying Gas Production (Mcf)
Conveyance	2018	2017
New Mexico royalty interest	1,047,388	1,122,642
Oklahoma royalty interest	197,111	205,459
Texas royalty interest	208,542	191,340
Texas working interest	11,517	11,653
Oklahoma working interest	2,231	3,822

Total	1,466,789	1,534,916

	Underlying Oil Production (Bbls)
Conveyance	2018	2017
New Mexico royalty interest	4,632	5,108
Oklahoma royalty interest	15,915	16,483
Texas royalty interest	49,181	42,677
Texas working interest	48,529	51,152
Oklahoma working interest	93,919	97,322

Total	212,176	212,742

Nonproducing Acreage

The underlying nonproducing royalties contain approximately 219,000 gross (approximately 21,000 net) acres in Texas, Oklahoma and New Mexico which were nonproducing at the date of the Trust’s creation. The Trust is entitled to 10% of oil and gas production attributable to the underlying mineral interests, but is not entitled to delay rental payments or lease bonuses. There has been no significant development of such nonproducing acreage since the Trust’s creation.

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

Because the Trust is a grantor trust for federal tax purposes, each unitholder is taxed directly on his proportionate share of income, deductions and credits of the Trust consistent with each such unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust. The income of the Trust consists primarily of a specified share of the net profits from the sale of oil and natural gas produced from the underlying properties. During 2018, the Trust incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust.

The Trust generally allocates its items of income, gain, loss and deduction between transferors and transferees of the units each month based upon the ownership of the Trust units on the monthly record date, instead of on the basis of the date a particular unit is transferred. It is possible that the IRS could disagree with this allocation method and could assert that income and deductions of the Trust should be determined and allocated on a daily or prorated basis, which could require adjustments to the tax returns of the unitholders affected by the issue and result in an increase in the administrative expense of the Trust in subsequent periods.

The net profits interests constitute “economic interests” in oil and gas properties for federal tax purposes. Each unitholder is entitled to amortize the cost of the units through cost depletion over the life of the net profits interests or, if greater, through percentage depletion equal to 15 percent of gross income, limited to 100% of the net income from such net profits interests. Unlike cost depletion, percentage depletion is not limited to a unitholder’s depletable tax basis in the units. Rather, a unitholder is entitled to a percentage depletion deduction as long as the applicable underlying properties generate gross income. Unitholders should compute both percentage depletion and cost depletion from each property and claim the larger amount as a deduction on their income tax returns.

Unitholders must maintain records of their adjusted basis in their Trust units (generally his or her cost less prior depletion deductions), make adjustments for depletion deductions to such basis, and use the adjusted basis for the computation of gain or loss on the disposition of the Trust units.

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

Under the recently enacted 2017 TCJA, for tax years beginning after December 31, 2017 and before January 1, 2026, the highest marginal U.S. federal income tax rate applicable to ordinary income of individuals is 37%, and the highest marginal U.S. federal income tax rate applicable to long-term capital gains (generally, gains from the sale or exchange of certain investment assets held for more than one year) and qualified dividends of individuals is 20%. Under the TCJA, for such tax years, personal exemptions and miscellaneous itemized deductions are not allowed. For such tax years, the U.S. federal income tax rate applicable to corporations is 21%, and such rate applies to both ordinary income and capital gains.

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

For tax years beginning before January 1, 2018, the highest marginal U.S. federal income tax rate applicable to ordinary income of individuals is 39.6%, and the highest marginal U.S. federal income tax rate applicable to long-term capital gains and qualified dividends of individuals is 20%. For such pre-2018 tax years, such marginal tax rates may be effectively increased by up to 1.2% due to the phase-out of personal exemptions and the limitations on itemized deductions. For such pre-2018 tax years, the highest marginal U.S. federal income tax rate applicable to corporations is 35%, and such rate applies to both ordinary income and capital gains.

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

Some Trust units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, collectively referred to herein as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Simmons Bank, EIN: 71-0162300, 2911 Turtle Creek Blvd, Suite 850, Dallas, Texas, 75219, telephone number 1-855-588-7839, email address Trustee@crt-crosstimbers.com, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.crt-crosstimbers.com. Notwithstanding the foregoing, the middlemen holding Trust units on behalf of unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose Trust units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust units.

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

At February 25, 2019, there were 6,000,000 units outstanding and approximately 188 unitholders of record; 5,922,626 of these units were held by depository institutions.

The Trust has no equity compensation plans, nor has it purchased any units during the period covered by this report.

See “Item 1. Business” for a description of the Trustee’s obligations to make monthly distributions and how the monthly distribution amount is determined under the indenture.

Item 6.	Selected Financial Data

Not required for smaller reporting companies; the Trust has elected to omit this information.

Item 7.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Calculation of Net Profits Income

The following is a summary of the calculation of net profits income received by the Trust:

	Year Ended December 31(a)		Quarter Ended December 31(a)
	2018	2017	2018	2017
Sales Volumes
Oil (Bbls)(b)
Underlying properties	212,176	212,742	53,155	57,561
Average per day	581	583	578	626
Net profits interests	88,361	58,508	22,025	18,650
Gas (Mcf)(b)
Underlying properties	1,466,789	1,534,916	337,386	342,082
Average per day	4,019	4,205	3,667	3,718
Net profits interests	1,302,074	1,349,840	302,067	300,566
Average Sales Price
Oil (per Bbl)	$59.33	$45.18	$61.46	$44.11
Gas (per Mcf)	$4.40	$4.15	$4.42	$4.12
Revenues
Oil sales	$12,589,277	$9,611,560	$3,267,108	$2,538,987
Gas sales	6,454,162	6,370,642	1,492,802	1,409,678

Total Revenues	19,043,439	15,982,202	4,759,910	3,948,665

Costs
Taxes, transportation and other	2,510,570	2,356,681	538,512	513,110
Production expense(c)	4,353,031	4,578,088	1,047,257	1,248,293
Development costs	1,227,217	1,196,892	512,722	129,096
Excess costs(d)	451,502	459,235	58,802	146,831

Total Costs	8,542,320	8,590,896	2,157,293	2,037,330

Net Proceeds	$10,501,119	$7,391,306	$2,602,617	$1,911,335

Net Profits Income	$9,133,959	$6,621,337	$2,265,711	$1,689,363

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

Results of Operations

Years Ended December 31, 2018 and 2017

Net profits income for 2018 was $9,133,959 as compared with $6,621,337 for 2017. The 38% increase in net profits income from 2017 to 2018 was primarily because of higher oil and gas prices ($2.7 million) and decreased production expenses ($0.2 million), partially offset by decreased gas production ($0.3 million) and increased taxes, transportation and other costs ($0.1 million). During 2018 and 2017, 46% and 62%, respectively, of net profits income was derived from gas sales.

Trust administration expense was $595,606 in 2018 as compared to $575,144 in 2017. Cash reserve activity was $0 in 2018 as compared to $0 in 2017. As of December 31, 2018, the reserve is funded at $1,000,000. Interest income was $20,173 in 2018 and $7,597 in 2017. Other changes in interest income are attributable to fluctuations in net profits income and interest rates.

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil production and three months after gas production. Net profits income is generally affected by three major factors:

1.	oil and gas sales volumes;
2.	oil and gas sales prices; and
3.	costs deducted in the calculation of net profits income.

Volumes

Oil.    Underlying oil sales volumes were relatively flat from 2017 to 2018 primarily because of natural production decline, partially offset by timing of cash receipts.

Gas.    Underlying gas sales volumes decreased 4% from 2017 to 2018 primarily because of natural production decline, partially offset by timing of cash receipts.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Prices

Oil.    The average oil price for 2018 was $59.33 per Bbl, a 31% increase from the 2017 average oil price of $45.18 per Bbl. Oil prices are expected to remain volatile. The average NYMEX price for November 2018 through January 2019 was $52.44 per Bbl. At March 1, 2019, the average NYMEX oil price for the following 12 months was $57.30 per Bbl.

Gas.    The 2018 average gas price was $4.40 per Mcf, a 6% increase from the 2017 average gas price of $4.15 per Mcf. Natural gas prices are affected by natural gas liquids prices, the level of North American production, weather, crude oil prices, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The average NYMEX price for fourth quarter 2018 was $2.90 per MMBtu. At March 1, 2019, the average NYMEX gas price for the following 12 months was $2.99 per MMBtu.

Costs

Because properties underlying the 90% net profits interests are primarily royalty and overriding royalty interests, the calculation of net profits income from these interests includes deductions for production and property taxes, legal costs, and marketing and transportation charges. In addition to these costs, the calculation of net profits income from the 75% net profits interests includes deductions for production expense and development costs since the related underlying properties are working interests. Net profits income is calculated monthly for each of the five conveyances under which the net profits interests were conveyed to the Trust. If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from other conveyances. Costs have never exceeded revenues from the 90% net profits interests, nor are they expected to in the future. For further information on excess costs, see Note 7 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

Total costs deducted in the calculation of net profits income were $8.5 million in 2018 and $8.6 million in 2017. The 1% decrease in costs from 2017 to 2018 is attributable to decreased production expense and excess costs on the Texas and Oklahoma working interest properties underlying the 75% net profits interests, partially offset by higher taxes, transportation and other costs and increased development costs.

Unit operators of the properties underlying the 75% net profits interests have reported total budgeted development costs, net to the underlying properties, of approximately $1.7 million for 2019 and $2.1 million for 2020, as compared to budgeted development costs of $1.9 million and actual development costs of $1.2 million for 2018. Actual development costs often differ from amounts budgeted because of changes in product prices and other factors that may affect the timing or selection of projects. Changes in oil or natural gas prices could impact future development plans on the underlying properties.

Fourth Quarter 2018 and 2017

During the quarter ended December 31, 2018, the Trust received net profits income totaling $2,265,711, compared with fourth quarter 2017 net profits income of $1,689,363. This 34% increase is primarily attributable to higher oil and gas prices ($0.9 million), lower production expenses ($0.1 million) and excess costs on the Texas and Oklahoma working interest properties ($0.1 million), partially offset by increased development costs ($0.3 million) and decreased oil and gas production ($0.2 million).

Administration expense was $57,653 and Trust interest income was $6,254, resulting in fourth quarter 2018 distributable income of $2,214,312, or $0.369052 per unit. Distributable income for fourth quarter 2017 was $1,622,388, or $0.270398 per unit. Distributions to unitholders for the quarter ended December 31, 2018 were:

Record Date	Payment Date	Per Unit
October 31, 2018	November 15, 2018	$0.124040
November 30, 2018	December 14, 2018	0.144509
December 31, 2018	January 15, 2019	0.100503

		$0.369052

Volumes

Fourth quarter 2018 underlying oil sales volumes were 53,155 Bbls, or 8% lower than 2017 levels primarily due to timing of cash receipts and natural production decline. Underlying gas sales volumes for fourth quarter 2018 were 337,386 Mcf, 1% lower than 2017 levels due to natural production decline, partially offset by timing of cash receipts.

Prices

The average fourth quarter 2018 oil price was $61.46 per Bbl, 39% higher than the fourth quarter 2017 average price of $44.11 per Bbl. The average fourth quarter 2018 gas price was $4.42 per Mcf, 7% higher than the fourth quarter 2017 average price of $4.12 per Mcf. For further information about oil and gas prices, see “Years Ended December 31, 2018 and 2017 – Prices” above.

Costs

Costs deducted in the calculation of fourth quarter 2018 net profits income increased $119,963, or 6%, from fourth quarter 2017. This increase was primarily attributable to increased development costs and taxes, transportation and other costs, partially offset by decreased production expenses and excess costs on the Texas and Oklahoma working interest properties. For further information about development and excess costs, see “Years Ended December 31, 2018 and 2017 – Costs” above.

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

Contractual Obligations

Not required for smaller reporting companies; the Trust has elected to omit this information.

Related Party Transactions

The underlying properties from which the net profits interests were carved are currently owned by XTO Energy or other affiliated companies of ExxonMobil.

Approximately 34 of the underlying royalty interests burden working interests in properties operated by XTO Energy. XTO Energy operates the Hewitt Unit which is one of the properties underlying the Oklahoma 75% net profits interests. Other than these properties, XTO Energy and ExxonMobil do not operate or control any of the underlying properties or related working interests.

In computing net proceeds for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This monthly overhead charge at December 31, 2018 was $39,834 ($29,876 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of December 31, 2018, this monthly charge was approximately $28,000 ($21,000 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index.

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

The determination as to whether the NPI is impaired requires a significant amount of judgment by the Trustee and is based on the best information available to the Trustee at the time of the evaluation. There was no impairment of the assets as of December 31, 2018.

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

Forward-Looking Statements

Certain information included in this annual report and other materials filed, or to be filed, by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the Trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements may concern, among other things, development activities, future development plans, increased density drilling, reserve-to-production ratios, future production, future net cash flows, maintenance projects, development, production and other costs, oil and gas prices, pricing differentials, proved reserves, production levels, arbitration, litigation, political and regulatory matters, such as tax and environmental policy, and competition. Such forward-looking statements are based on XTO Energy’s and the Trustee’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “expects,” “intends,” “plans,” “projects,” “anticipates,” “predicts,” “believes,” “goals,” “estimates,” “should,” “could,” “would,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual financial and operational results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. Some of the risk factors that could cause actual results to differ materially are explained in Item 1A, Risk Factors.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies; the Trust has elected to omit this information.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of Cross Timbers Royalty Trust and

Simmons Bank, as Trustee

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of assets, liabilities and trust corpus of Cross Timbers Royalty Trust (the “Trust”) as of December 31, 2018 and 2017, and the related statements of distributable income and of changes in trust corpus for the years then ended, including the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of December 31, 2018 and 2017, and its distributable income and its changes in trust corpus for the years then ended in conformity with the modified cash basis of accounting described in Note 2. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Trustee is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Trustee’s Report on Internal Control Over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on the Trust’s financial statements and on the Trust’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 12, 2019

We have served as the Trust’s auditor since 2011.

CROSS TIMBERS ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31
	2018	2017
Assets
Cash and short-term investments	$1,600,694	$1,469,830
Interest to be received	2,324	960
Net profits interests in oil and gas properties—net (Notes 1 and 2)	8,526,512	9,311,334

	$10,129,530	$10,782,124

Liabilities and Trust Corpus
Distribution payable to unitholders	$603,018	$470,790
Expense reserve(a)	1,000,000	1,000,000
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	8,526,512	9,311,334

	$10,129,530	$10,782,124

(a)	Expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income. The reserve is currently funded at $1,000,000.

STATEMENTS OF DISTRIBUTABLE INCOME

	Year Ended December 31
	2018	2017
Net profits income	$9,133,959	$6,621,337
Interest income	20,173	7,597

Total income	9,154,132	6,628,934
Administration expense	595,606	575,144
Cash reserves withheld (used) for Trust expenses	—	—

Distributable income	$8,558,526	$6,053,790

Distributable income per unit (6,000,000 units)	$1.426421	$1.008965

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year Ended December 31
	2018	2017
Trust corpus, beginning of year	$9,311,334	$9,903,800
Amortization of net profits interests	(784,822)	(592,466)
Distributable income	8,558,526	6,053,790
Distributions declared	(8,558,526)	(6,053,790)

Trust corpus, end of year	$8,526,512	$9,311,334

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

The underlying properties from which the net profits interests were carved are currently owned by XTO Energy or other affiliated companies of ExxonMobil (Note 5). The Trust’s initial public offering was in February 1992.

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

The determination as to whether the NPI is impaired requires a significant amount of judgment by the Trustee and is based on the best information available to the Trustee at the time of the evaluation. There was no impairment of the assets as of December 31, 2018.

The initial carrying value of the net profits interests of $61,100,449 was XTO Energy’s historical net book value of the interests on February 12, 1991, the date of the transfer to the Trust. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $52,573,937 as of December 31, 2018 and $51,789,115 as of December 31, 2017.

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

The Trust could potentially be required to bear a portion of the legal settlement costs arising from the Chieftain settlement. For information on contingencies, see Note 6 to Financial Statements. In the event that the Trust is determined to be responsible for such costs, XTO will deduct the costs in its calculation of the net profits income payable to the Trust from the applicable net profits interests. Thus, for unitholders, the legal settlement costs will be reflected through a reduction in net profits income received from the Trust and thus in a reduction in the gross royalty income reported by and taxable to the unitholders. In the event that the Trustee objects to such claimed reductions, the Trustee may also incur legal fees in representing the Trust’s interests. For unitholders, such costs would be reflected through an increase in the Trust’s administrative expenses, which would be deductible by unitholders in determining the net royalty income from the Trust.

Each unitholder should consult his or her own tax advisor regarding income tax requirements, if any, applicable to such person’s ownership of Trust units.

5. XTO Energy Inc.

The underlying properties from which the net profits interests were carved are currently owned by XTO Energy or other affiliated companies of ExxonMobil.

Approximately 34 of the underlying royalty interests burden working interests in properties operated by XTO Energy. XTO Energy operates the Hewitt Unit which is one of the properties underlying the Oklahoma 75% net profits interests. Other than these properties, XTO Energy and ExxonMobil do not operate or control any of the underlying properties or related working interests.

In computing net proceeds for the 75% net profits interests (Note 3), XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This monthly overhead charge at December 31, 2018 was $39,834 ($29,876 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of December 31, 2018,

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

this monthly charge was approximately $28,000 ($21,000 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index.

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

XTO Energy advised the Trustee in December 2017 that it reached a tentative settlement with plaintiffs. On July 27, 2018, plaintiffs submitted their final plan of allocation, which was approved by the court on the same date. The settlement total was $80 million and up to an additional $750 thousand for the costs of administering the settlement. Based on the court-approved final plan of allocation, XTO Energy advised the Trustee that it believed approximately $40,000 in additional production costs should be allocated to the Trust. The Trustee has objected to similar claims relating to the Chieftain settlement with respect to another trust for which it serves as trustee (the Hugoton Royalty Trust) pursuant to a demand for arbitration styled Simmons Bank (successor to Southwest Bank and Bank of America, N.A.) vs. XTO Energy, Inc. through the American Arbitration Association seeking a declaratory judgment that the Chieftain settlement is not a production cost and that XTO Energy is prohibited from charging the settlement as a production cost under the conveyance or otherwise reducing the Hugoton Royalty Trust’s payments now or in the future as a result of the Chieftain litigation. The final award in the pending arbitration may determine whether any portion of the Chieftain litigation settlement can be allocated to the Trust. Therefore the Trustee and XTO have agreed that XTO will defer making the accounting entries to allocate to the Trust its proportional share of the Chieftain settlement until the panel in the pending arbitration issues its final award on the Trustee’s request for a declaratory judgment. The Trustee intends to review any claimed reductions in payment to the Trust based on the facts and circumstances of the settlement.

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

	Underlying
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/17	$2,009,349	$—	$2,009,349
Net excess costs (recovery) for the quarter ended 3/31/18	(150,540)	—	(150,540)
Net excess costs (recovery) for the quarter ended 6/30/18	(98,087)	—	(98,087)
Net excess costs (recovery) for the quarter ended 9/30/18	(144,073)	—	(144,073)
Net excess costs (recovery) for the quarter ended 12/31/18	(182,779)	123,977	(58,802)

Cumulative excess costs remaining at 12/31/18	1,433,870	123,977	1,557,847
Accrued interest at 12/31/18	245,725	—	245,725

Total remaining to be recovered at 12/31/18	$1,679,595	$123,977	$1,803,572

	NPI
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/17	$1,507,012	$—	$1,507,012
Net excess costs (recovery) for the quarter ended 3/31/18	(112,905)	—	(112,905)
Net excess costs (recovery) for the quarter ended 6/30/18	(73,566)	—	(73,566)
Net excess costs (recovery) for the quarter ended 9/30/18	(108,054)	—	(108,054)
Net excess costs (recovery) for the quarter ended 12/31/18	(137,084)	92,983	(44,101)

Cumulative excess costs remaining at 12/31/18	1,075,403	92,983	1,168,386
Accrued interest at 12/31/18	184,293	—	184,293

Total remaining to be recovered at 12/31/18	$1,259,696	$92,983	$1,352,679

XTO Energy advised the Trustee that improved oil prices resulted in the partial recovery of excess costs of $575,479 ($431,609 net to the Trust) on properties underlying the Texas working interest for the year ended December 31, 2018. This includes the partial recovery of $182,779 ($137,084 net to the Trust) for the quarter ended December 31, 2018.

XTO Energy advised the Trustee that increased development costs, primarily due to the drilling of seven vertical wells in the Hewitt Unit, resulted in net excess costs of $123,977 ($92,983 net to the Trust) on properties underlying the Oklahoma working interest for the year ended December 31, 2018. This includes net excess costs of $123,977 ($92,983 net to the Trust) for the quarter ended December 31, 2018.

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

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Underlying cumulative excess costs for the Texas working interest conveyance remaining as of December 31, 2018 totaled $1.7 million, including accrued interest of $0.2 million. Underlying cumulative excess costs for the Oklahoma working interest conveyance remaining as of December 31, 2018 totaled $0.1 million.

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

Oil prices used to determine the standardized measure were based on average realized oil prices of $59.46 per Bbl in 2018, $47.08 per Bbl in 2017, $38.19 per Bbl in 2016 and $46.58 per Bbl in 2015. The weighted average realized gas prices used to determine the standardized measure were $3.45 per Mcf in 2018, $3.14 per Mcf in 2017, $2.45 per Mcf in 2016 and $2.83 per Mcf in 2015.

Reserve quantities and revenues for the net profits interests were estimated from projections of reserves and revenues attributable to the underlying properties. Since the Trust has defined net profits interests, the Trust does not own a specific percentage of the oil and gas reserves. Oil and gas reserves are allocated to the net profits interests by

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

dividing Trust net cash inflows by 12-month average oil and gas prices. Any fluctuations in 12-month average prices or estimated costs will result in revisions to the estimated reserve quantities allocated to the net profits interests, which may not correlate with revisions of underlying proved reserves.

Proved Reserves

	Net Profits Interests						Underlying Properties
	90% Net Profits Interests		75% Net Profits Interests		Total
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Balance, December 31, 2015	428	16,446	55	33	483	16,479	838	18,542
Extensions, additions and discoveries	6	110	—	—	6	110	7	122
Revisions of prior estimates	38	800	62	(4)	100	796	622	902
Production	(66)	(1,896)	—	—	(66)	(1,896)	(224)	(2,049)

Balance, December 31, 2016	406	15,460	117	29	523	15,489	1,243	17,517

Extensions, additions and discoveries	10	54	—	—	10	54	11	61
Revisions of prior estimates	639	2,857	187	38	826	2,895	1,294	3,282
Production	(55)	(1,350)	(4)	—	(59)	(1,350)	(213)	(1,535)

Balance, December 31, 2017	1,000	17,021	300	67	1,300	17,088	2,335	19,325

Extensions, additions and discoveries	13	137	44	13	57	150	96	177
Revisions of prior estimates	1	1,185	97	20	98	1,205	386	1,449
Production	(61)	(1,301)	(27)	(1)	(88)	(1,302)	(212)	(1,467)

Balance, December 31, 2018	953	17,042	414	99	1,367	17,141	2,605	19,484

Extensions, additions and discoveries of proved gas reserves are primarily because of development in the Mid-Continent area. Revisions of prior estimates are primarily related to changes in prices and costs.

Proved Developed Reserves

	Net Profits Interests						Underlying Properties
	90% Net Profits Interests		75% Net Profits Interests		Total
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
December 31, 2015	428	16,446	55	33	483	16,479	838	18,542

December 31, 2016	406	15,460	117	29	523	15,489	1,243	17,517

December 31, 2017	1,000	17,021	300	67	1,300	17,088	2,335	19,325

December 31, 2018	953	17,042	402	96	1,355	17,138	2,582	19,477

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	90% Net Profits Interests			75% Net Profits Interests			Total
	December 31			December 31			December 31
(in thousands)	2018	2017	2016	2018	2017	2016	2018	2017	2016
Net Profits Interests
Future cash inflows	$113,112	$101,022	$53,629	$26,093	$14,163	$4,477	$139,205	$115,185	$58,106
Future production taxes	(9,925)	(8,366)	(4,529)	(1,864)	(1,019)	(322)	(11,789)	(9,385)	(4,851)

Future net cash flows	103,187	92,656	49,100	24,229	13,144	4,155	127,416	105,800	53,255
10% discount factor	(51,682)	(46,061)	(22,605)	(11,401)	(5,694)	(1,266)	(63,083)	(51,755)	(23,871)

Standardized measure	$51,505	$46,595	$26,495	$12,828	$7,450	$2,889	$64,333	$54,045	$29,384

Underlying Properties
Future cash inflows							$222,073	$170,557	$90,456
Future costs							(75,239)	(50,078)	(30,362)

Future net cash flows							146,834	120,479	60,094
10% discount factor							(72,618)	(58,774)	(26,805)

Standardized measure							$74,216	$61,705	$33,289

Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	90% Net Profits Interests			75% Net Profits Interests			Total
(in thousands)	2018	2017	2016	2018	2017	2016	2018	2017	2016
Net Profits Interests
Standardized measure, January 1	$46,595	$26,495	$31,784	$7,450	$2,889	$1,958	$54,045	$29,384	$33,742
Extensions, additions and discoveries	645	353	290	1,225	—	—	1,870	353	290
Accretion of discount	3,964	2,273	2,719	691	310	174	4,655	2,583	2,893
Revisions of prior estimates, changes in price and other	7,849	23,941	(756)	5,047	4,405	757	12,896	28,346	1
Net profits income	(7,548)	(6,467)	(7,542)	(1,585)	(154)	—	(9,133)	(6,621)	(7,542)

Standardized measure, December 31	$51,505	$46,595	$26,495	$12,828	$7,450	$2,889	$64,333	$54,045	$29,384

Underlying Properties
Standardized measure, January 1							$61,705	$33,289	$37,926

Revisions:
Prices and costs							7,095	12,824	(11,714)
Quantity estimates							9,853	20,848	12,511
Accretion of discount							5,326	2,941	3,252
Future development costs							(1,619)	(1,197)	(998)
Other							8	(2)	(8)

Net revisions							20,663	35,414	3,043
Extensions, additions and discoveries							2,349	393	322
Production							(11,728)	(8,588)	(9,000)
Development costs							1,227	1,197	998

Net change							12,511	28,416	(4,637)

Standardized measure, December 31							$74,216	$61,705	$33,289

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

9. Quarterly Financial Data (Unaudited)

The following is a summary of net profits income, distributable income and distributable income per unit by quarter for 2018 and 2017:

	Net Profits Income	Distributable Income	Distributable Income per Unit
2018
First Quarter	$2,277,499	$2,030,280	$0.338380
Second Quarter	2,333,173	2,169,228	0.361538
Third Quarter	2,257,576	2,144,706	0.357451
Fourth Quarter	2,265,711	2,214,312	0.369052

	$9,133,959	$8,558,526	$1.426421

2017
First Quarter	$1,624,671	$1,383,420	$0.230570
Second Quarter	1,633,117	1,521,552	0.253592
Third Quarter	1,674,186	1,526,430	0.254405
Fourth Quarter	1,689,363	1,622,388	0.270398

	$6,621,337	$6,053,790	$1.008965

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control—Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2018. The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report under Item 8, Financial Statements and Supplementary Data.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

(b)

Section 16 (a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires that directors, officers, and beneficial owners of more than 10% of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. To the Trustee’s knowledge, based solely on the information furnished to the Trustee, the Trustee is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the Trust units of beneficial interest during and for the year ended December 31, 2018.

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

(b)

Compensation of the Trustee. The Trustee and Southwest Bank, the prior trustee, received the following annual compensation for the fiscal years ended December 31, 2017 through December 31, 2018 as specified in the Trust indenture:

	2018	2017
Simmons Bank, Trustee(1)	$76,225	$—
Southwest Bank, Trustee(1)	22,832	77,631

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

(a) Equity Compensation Plans and Trust Repurchases.    The Trust has no equity compensation plans. The Trust has not repurchased any units during the fourth quarter of fiscal 2018.

(b) Security Ownership of Certain Beneficial Owners.    The Trustee is not aware of any person who beneficially owns more than 5% of the outstanding units.

(c) Security Ownership of Management.    The Trust has no directors or executive officers. As of February 20, 2019, Simmons Bank beneficially held no units.

(d) Changes in Control.    The Trustee knows of no arrangements which may subsequently result in a change in control of the Trust.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The underlying properties from which the net profits interests were carved are currently owned by XTO Energy or other affiliated companies of ExxonMobil.

Approximately 34 of the underlying royalty interests burden working interests in properties operated by XTO Energy. XTO Energy operates the Hewitt Unit which is one of the properties underlying the Oklahoma 75% net profits interests. Other than these properties, XTO Energy and ExxonMobil do not operate or control any of the underlying properties or related working interests.

In computing net proceeds for the 75% net profits interests (Note 3), XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This monthly overhead charge at December 31, 2018 was $39,834 ($29,876 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of December 31, 2018, this monthly charge was approximately $28,000 ($21,000 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index.

On June 25, 2010, XTO Energy became a wholly owned subsidiary of Exxon Mobil Corporation.

As of February 22, 2019, XTO Energy did not own any units.

See Item 11, Executive Compensation, for the remuneration received by the Trustee for the fiscal years ended December 31, 2017 through December 31, 2018.

As noted in Item 10, Directors, Executive Officers and Corporate Governance, the Trust has no directors, executive officers, audit committee, audit committee financial expert, compensation committee or nominating committee. The Trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Item 14.	Principal Accountant Fees and Services

Fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2018 and 2017 are:

	2018	2017
Audit fees-PwC	$140,000	$142,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$140,000	$142,000

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

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2018 and 2017

Statements of Distributable Income for the years ended December 31, 2018 and 2017

Statements of Changes in Trust Corpus for the years ended December 31, 2018 and 2017

Notes to Financial Statements

2.	Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.	Exhibits

(4) (a)

Cross Timbers Royalty Trust Indenture amended and restated on January 13, 1992 by NationsBank, N.A., as Trustee, heretofore filed as Exhibit 3.1 to the Trust’s Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.(P)

(b)

Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust, 90%—Texas) from South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross Timbers Partners, L.P. (predecessors of XTO Energy) to NCNB Texas National Bank, as Trustee, dated February 12, 1991 (without Schedules A and B), heretofore filed as Exhibit 10.1 to the Trust’s Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.(P)

(c)

Correction to Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust, 90%—Texas) from South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross Timbers Partners, L.P. (predecessors of XTO Energy) to NCNB Texas National Bank, as Trustee, dated September 23, 1991 (without Schedules A and B), heretofore filed as Exhibit 10.2 to the Trust’s Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.(P)

(d)

Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust, 75%—Texas) from South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross Timbers Partners, L.P. (predecessors of XTO Energy) to NCNB Texas National Bank, as Trustee, dated February 12, 1991 (without Schedules A and B), heretofore filed as Exhibit 10.5 to the Trust’s Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference.(P)

(23)	Consent of Miller and Lents, Ltd.

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99.1)	Miller and Lents, Ltd. Report

Copies of the above Exhibits are available to any unitholder, at the actual cost of reproduction, upon written request to the Trustee, Simmons Bank, 2911 Turtle Creek Blvd, Suite 850, Dallas, Texas 75219.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSS TIMBERS ROYALTY TRUST
By SIMMONS BANK, TRUSTEE

	By	/S/ NANCY WILLIS
Nancy Willis
Vice President

EXXON MOBIL CORPORATION

Date: March 12, 2019	By	/S/ DAVID LEVY
David Levy
Vice President - Upstream Business Services

(The Trust has no directors or executive officers.)