Form 10-Q
period 2019-03-31
CROSS TIMBERS ROYALTY TRUST
filed 2019-05-09
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Title of each class	Trading symbol	Name of each exchange on which registered
Units of Beneficial Interest	CRT	New York Stock Exchange

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of May 1, 2019

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at March 31, 2019, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2019 and 2018, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. The condensed financial statements as of March 31, 2019, and for the three-month periods ended March 31, 2019 and 2018 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Cross Timbers Royalty Trust and

Simmons Bank, Trustee

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Cross Timbers Royalty Trust (the “Trust”) as of March 31, 2019, and the related condensed statements of distributable income and of changes in trust corpus for the three-month periods ended March 31, 2019 and 2018, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with the modified cash basis of accounting described in Note 1.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus as of December 31, 2018, and the related statements of distributable income and of changes in trust corpus for the year then ended (not presented herein), and in our report dated March 12, 2019, which included a paragraph describing the modified cash basis of accounting, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2018, is fairly stated, in all material respects, in relation to the statements of assets, liabilities and trust corpus from which it has been derived.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

May 9, 2019

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Cash and short-term investments	$1,434,985	$1,600,694
Interest to be received	1,953	2,324
Net profits interests in oil and gas properties – net (Note 1)	8,437,697	8,526,512

	$9,874,635	$10,129,530

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$436,938	$603,018
Expense reserve (a)	1,000,000	1,000,000
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	8,437,697	8,526,512

	$9,874,635	$10,129,530

(a)	Expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income. The reserve is currently funded at $1,000,000.

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended
	March 31
	2019	2018
Net profits income	$1,335,885	$2,277,499
Interest income	6,771	3,460

Total income	1,342,656	2,280,959
Administration expense	259,572	250,679
Cash reserves withheld for Trust expenses	—	—

Distributable income	$1,083,084	$2,030,280

Distributable income per unit (6,000,000 units)	$0.180514	$0.338380

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended
	March 31
	2019	2018
Trust corpus, beginning of period	$8,526,512	$9,311,334
Amortization of net profits interests	(88,815)	(190,740)
Distributable income	1,083,084	2,030,280
Distributions declared	(1,083,084)	(2,030,280)

Trust corpus, end of period	$8,437,697	$9,120,594

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

–

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

–	Interest income and distribution payable to unitholders include interest earned on the previous month’s investment.

–	Trust expenses are recorded based on liabilities paid and cash reserves established by the Trustee for liabilities and contingencies.

–	Distributions to unitholders are recorded when declared by the Trustee.

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

Impairment of Net Profits Interests

The Trustee reviews the Trust’s net profits interests (“NPI”) in oil and gas properties for impairment whenever events or circumstances indicate that the carrying value of the NPI may not be recoverable. In general, the Trustee does not view temporarily low prices as an indication of impairment. The markets for crude oil and natural gas have a history of significant price volatility and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. If events and circumstances indicate the carrying value may not be recoverable, the Trustee would use the estimated undiscounted future net cash flows from the NPI to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the NPI are less than the NPI carrying value, the Trust would recognize an impairment loss for the difference between the NPI carrying value and the estimated fair value of the NPI. The determination as to whether the NPI is impaired requires a significant amount of judgment by the Trustee and is based on the best information available to the Trustee at the time of the evaluation. There was no impairment of the NPI during the quarter ended March 31, 2019.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the Trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $52,662,752 as of March 31, 2019 and $52,573,937 as of December 31, 2018.

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

The Trust could potentially be required to bear a portion of the amounts paid by XTO to resolve the royalty claims asserted in the Chieftain class action lawsuit. For information on contingencies, see Note 3 to Condensed Financial Statements. In the event that the Trust is determined to be responsible for such costs, XTO may deduct the costs in its calculation of the net profits income payable to the Trust from the applicable net profits interests. Thus, for unitholders, these costs will be reflected through a reduction in net profits income received from the Trust and thus in a reduction in the gross royalty income reported by and taxable to the unitholders. In the event that the Trustee objects to such claimed reductions, the Trustee may also incur legal fees in representing the Trust’s interests. For unitholders, such costs would be reflected through an increase in the Trust’s administrative expenses, which would be deductible by unitholders in determining the net royalty income from the Trust. However, as discussed in Note 3 to Condensed Financial Statements, the Trustee and XTO have entered an agreement regarding the timing of XTO making the accounting entries to allocate to the Trust its proportional share of the Chieftain settlement.

Each unitholder should consult his or her own tax advisor regarding income tax requirements, if any, applicable to such person’s ownership of Trust units.

Unitholders should consult the Trust’s latest annual report on Form 10-K for a more detailed discussion of federal and state tax matters.

3.	Contingencies

Litigation

A federal district court approved the settlement of a royalty class action lawsuit against XTO Energy Inc. (Chieftain Royalty Company v. XTO Energy Inc.) in March 2018. In July 2018, the class plaintiffs submitted their plan to allocate the settlement funds among members of the class. After that plan of allocation was approved, XTO Energy advised the Trustee that, based upon that plan, approximately $40,000 should be allocated to the Trust as additional production costs.

The Trustee has objected to similar claims relating to the Chieftain settlement with respect to another trust for which it serves as trustee (the Hugoton Royalty Trust) pursuant to a demand for arbitration styled Simmons Bank (successor to Southwest Bank and Bank of America, N.A.) vs. XTO Energy Inc. through the American Arbitration Association seeking a declaratory judgment that the Chieftain settlement is not a production cost and that XTO Energy is prohibited from charging the settlement as a production cost under the conveyance or otherwise reducing the Hugoton Royalty Trust’s payments now or in the future as a result of the Chieftain litigation. Therefore, the Trustee and XTO have agreed that XTO will defer making the accounting entries to allocate to the Trust its proportional share of the Chieftain settlement until the panel in the pending arbitration issues its final award on the Trustee’s request for a declaratory judgment. The Trustee intends to review any claimed reductions in payment to the Trust based on the facts and circumstances of the settlement.

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

The following summarizes excess costs activity, cumulative excess costs balances and accrued interest to be recovered by conveyance:

	Underlying
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/18	$1,433,870	$123,977	$1,557,847
Net excess costs (recovery) for the quarter ended 3/31/19	(100,870)	(123,977)	(224,847)

Cumulative excess costs remaining at 3/31/19	1,333,000	—	1,333,000
Accrued interest at 3/31/19	267,214	—	267,214

Total remaining to be recovered at 3/31/19	$1,600,214	$—	$1,600,214

	NPI
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/18	$1,075,403	$92,983	$1,168,386
Net excess costs (recovery) for the quarter ended 3/31/19	(75,652)	(92,983)	(168,635)

Cumulative excess costs remaining at 3/31/19	999,751	—	999,751
Accrued interest at 3/31/19	200,411	—	200,411

Total remaining to be recovered at 3/31/19	$1,200,162	$—	$1,200,162

For the quarter ended March 31, 2019, lower production expenses resulted in the partial recovery of excess costs on properties underlying the Texas working interests. Lower development costs resulted in the full recovery of excess costs, plus accrued interest of $1,116 ($837 NPI) on properties underlying the Oklahoma working interests.

Underlying cumulative excess costs for the Texas working interest conveyance remaining as of March 31, 2019 totaled $1.6 million, including accrued interest of $0.3 million.

5.	XTO Energy Inc.

In computing net proceeds for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This monthly overhead charge at March 31, 2019 was $39,833 ($29,875 NPI) and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of March 31, 2019, this monthly charge was approximately $28,000 ($21,000 NPI) and is subject to annual adjustment based on an oil and gas industry index. Other than this property, XTO Energy and ExxonMobil do not operate or control any of the underlying properties or related working interests.

Item 2.	Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the Trustee’s discussion and analysis contained in the Trust’s 2018 Annual Report on Form 10-K, as well as the condensed financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The Trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the Trust’s web site at www.crt-crosstimbers.com.

Distributable Income

For the quarter ended March 31, 2019, net profits income was $1,335,885 compared to $2,277,499 for first quarter 2018. This 41% decrease in net profits income is primarily the result of decreased oil and gas production ($0.8 million), decreased oil and gas prices ($0.4 million) and increased overhead ($0.1 million), partially offset by decreased taxes, transportation and other ($0.2 million), decreased production expenses ($0.2 million). See “Net Profits Income” below.

After considering interest income of $6,771 and administration expense of $259,572, distributable income for the quarter ended March 31, 2019 was $1,083,084, or $0.180514 per unit of beneficial interest. Administration expense for the quarter increased $8,893 from the prior year quarter. For first quarter 2018, distributable income was $2,030,280, or $0.338380 per unit. Distributions to unitholders for the quarter ended March 31, 2019 were:

Record Date	Payment Date	Distribution per Unit
January 31, 2019	February 14, 2019	$0.062202
February 28, 2019	March 14, 2019	0.045489
March 29, 2019	April 12, 2019	0.072823

		$0.180514

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

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months
	Ended March 31 (a)		Increase (Decrease)
	2019	2018
Sales Volumes
Oil (Bbls) (b)
Underlying properties	47,174	52,718	(11%)
Average per day	513	573	(10%)
Net profits interests	12,347	19,217	(36%)

Gas (Mcf) (b)
Underlying properties	282,549	443,182	(36%)
Average per day	3,071	4,817	(36%)
Net profits interests	237,595	392,287	(39%)

Average Sales Prices
Oil (per Bbl)	$48.88	$54.17	(10%)
Gas (per Mcf)	$4.22	$4.61	(8%)

Revenues
Oil sales	$2,305,750	$2,855,508	(19%)
Gas sales	1,191,352	2,041,271	(42%)

Total Revenues	3,497,102	4,896,779	(29%)

Costs
Taxes, transportation and other	560,232	755,666	(26%)
Production expense (c)	990,328	1,132,037	(13%)
Development costs	206,508	266,838	(23%)
Excess costs (d)	225,963	150,540	50%

Total Costs	1,983,031	2,305,081	(14%)

Net Proceeds	$1,514,071	$2,591,698	(42%)

Net Profits Income	$1,335,885	$2,277,499	(41%)

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

The following are explanations of significant variances on the underlying properties from first quarter 2018 to first quarter 2019:

Sales Volumes

Oil

Oil sales volumes decreased 11% from first quarter 2018 to first quarter 2019 primarily because of natural production decline and the timing of cash receipts.

Gas

Gas sales volumes decreased 36% from first quarter 2018 to first quarter 2019 primarily because of the timing of cash receipts and natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Oil

The average oil price decreased 10% to $48.88 per Bbl for the first quarter. The first quarter 2019 oil price is primarily related to production from November 2018 through January 2019, when the average NYMEX price was $52.39 per Bbl.

Gas

Gas prices for the first quarter decreased 8% to $4.22 per Mcf. The first quarter 2019 gas price is primarily related to production from October through December 2018, when the average NYMEX price was $3.64 per MMBtu.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs decreased 26% for the first quarter primarily because of decreased other deductions and production taxes related to lower oil and gas revenues, partially offset by increased property taxes.

Production Expense

Production expense decreased 13% for the first quarter primarily because of timing of charges, partially offset by reporting of expense equipment purchases previously reported in development costs.

Development Costs

Development costs related to properties underlying the 75% net profits interests decreased 23% for the first quarter primarily because of expense equipment purchases reported in production expense which were previously reported in development costs.

Excess Costs

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from any other conveyance. Underlying cumulative excess costs for the Texas working interest conveyance remaining as of March 31, 2019 totaled $1.6 million, including accrued interest of $0.3 million. For further information on excess costs, see Note 4 to Condensed Financial Statements.

Contingencies

For information on contingencies, see Note 3 to Condensed Financial Statements.

Forward-Looking Statements

Statements in this report relating to future plans, predictions, production, excess costs, litigation or arbitration, events or regulatory decisions are forward-looking statements. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements regarding the net profits interests, underlying properties, development activities, annual or monthly development, production and other costs and expenses, estimated rates of natural production decline, oil and gas prices and differentials to NYMEX prices, distributions to unitholders, and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties, including those detailed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2018, which is incorporated by this reference as though fully set forth herein. XTO Energy and the Trustee assume no duty to update these statements as of any future date.

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

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 6.	Exhibits.

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 1A, 7 and 7A to the Annual Report on Form 10-K for Cross Timbers Royalty Trust filed with the Securities and Exchange Commission on March 12, 2019 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSS TIMBERS ROYALTY TRUST
By SIMMONS BANK, TRUSTEE

	By	/S/ NANCY WILLIS
Nancy Willis
Vice President

EXXON MOBIL CORPORATION

Date: May 9, 2019	By	/S/ DAVID LEVY
David Levy
Vice President – Upstream Business Services