Form 10-Q
period 2019-06-30
CROSS TIMBERS ROYALTY TRUST
filed 2019-08-07
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of August 1, 2019

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

CROSS TIMBERS ROYALTY TRUST

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at June 30, 2019, and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2019 and 2018, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. The condensed financial statements as of June 30, 2019, and for the three-month and six-month periods ended June 30, 2019 and 2018 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Cross Timbers Royalty Trust and

Simmons Bank, Trustee:

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Cross Timbers Royalty Trust (the “Trust”) as of June 30, 2019, and the related condensed statements of distributable income and of changes in trust corpus for the three-month and six-month periods ended June 30, 2019 and 2018, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with the modified cash basis of accounting described in Note 1.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

August 7, 2019

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	June 30, 2019	December 31, 2018
ASSETS

Cash and short-term investments	$1,537,868	$1,600,694

Interest to be received	2,510	2,324

Net profits interests in oil and gas properties—net (Note 1)	8,324,828	8,526,512

	$9,865,206	$10,129,530

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$540,378	$603,018

Expense reserve (a)	1,000,000	1,000,000

Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	8,324,828	8,526,512

	$9,865,206	$10,129,530

(a)	Expense reserve allows Trustee to pay its obligations should it be unable to pay them out of the net profits income. The reserve is currently funded at $1,000,000.

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Net profits income	$1,857,396	$2,333,173	$3,193,281	$4,610,672
Interest income	6,857	4,715	13,628	8,175

Total income	1,864,253	2,337,888	3,206,909	4,618,847
Administration expense	144,365	168,660	403,937	419,339

Distributable income	$1,719,888	$2,169,228	$2,802,972	$4,199,508

Distributable income per unit (6,000,000 units)	$0.286648	$0.361538	$0.467162	$0.699918

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Trust corpus, beginning of period	$8,437,697	$9,120,594	$8,526,512	$9,311,334
Amortization of net profits interests	(112,869)	(195,729)	(201,684)	(386,469)
Distributable income	1,719,888	2,169,228	2,802,972	4,199,508
Distributions declared	(1,719,888)	(2,169,228)	(2,802,972)	(4,199,508)

Trust corpus, end of period	$8,324,828	$8,924,865	$8,324,828	$8,924,865

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

Impairment of Net Profits Interests

The Trustee reviews the Trust’s net profits interests (“NPI”) in oil and gas properties for impairment whenever events or circumstances indicate that the carrying value of the NPI may not be recoverable. In general, the Trustee does not view temporarily low prices as an indication of impairment. The markets for crude oil and natural gas have a history of significant price volatility and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. If events and circumstances indicate the carrying value may not be recoverable, the Trustee would use the estimated undiscounted future net cash flows from the NPI to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the NPI are less than the NPI carrying value, the Trust would recognize an impairment loss for the difference between the NPI carrying value and the estimated fair value of the NPI. The determination as to whether the NPI is impaired requires a significant amount of judgment by the Trustee and is based on the best information available to the Trustee at the time of the evaluation. There was no impairment of the NPI during the quarter ended June 30, 2019.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the Trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $52,775,621 as of June 30, 2019 and $52,573,937 as of December 31, 2018.

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

The following summarizes excess costs activity, cumulative excess costs balances and accrued interest to be recovered by conveyance:

		Underlying
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/18	$1,433,870	$123,977	$1,557,847
Net excess costs (recovery) for the quarter ended 3/31/19	(100,870)	(123,977)	(224,847)
Net excess costs (recovery) for the quarter ended 6/30/19	387,153	—	387,153

Cumulative excess costs remaining at 6/30/19	1,720,153	—	1,720,153
Accrued interest at 6/30/19	288,533	—	288,533

Total remaining to be recovered at 6/30/19	$2,008,686	$—	$2,008,686

		NPI
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/18	$1,075,403	$92,983	$1,168,386
Net excess costs (recovery) for the quarter ended 3/31/19	(75,652)	(92,983)	(168,635)
Net excess costs (recovery) for the quarter ended 6/30/19	290,365	—	290,365

Cumulative excess costs remaining at 6/30/19	1,290,116	—	1,290,116
Accrued interest at 6/30/19	216,399	—	216,399

Total remaining to be recovered at 6/30/19	$1,506,515	$—	$1,506,515

For the quarter ended June 30, 2019, higher operating expenses due to timing of invoices resulted in excess costs on properties underlying the Texas working interests. Properties underlying the Oklahoma working interests were charged accrued interest of $47 ($35 NPI) on excess costs activity for the quarter.

Underlying cumulative excess costs for the Texas working interest conveyance remaining as of June 30, 2019 totaled $2.0 million, including accrued interest of $0.3 million.

5.	XTO Energy Inc.

In computing net proceeds for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This monthly overhead charge at June 30, 2019 was $40,457 ($30,343 NPI) and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of June 30, 2019, this monthly charge was approximately $28,000 ($21,000 NPI) and is subject to annual adjustment based on an oil and gas industry index. Other than this property, XTO Energy and ExxonMobil do not operate or control any of the underlying properties or related working interests.

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

Distributable Income

Quarter

For the quarter ended June 30, 2019, net profits income was $1,857,396 compared to $2,333,173 for second quarter 2018. This 20% decrease in net profits income is primarily the result of increased production expenses ($0.5 million), decreased oil production ($0.4 million), and decreased oil and gas prices ($0.2 million), partially offset by excess costs activity on the Texas working interest properties ($0.4 million), and increased gas production ($0.2 million). See “Net Profits Income” below.

After considering interest income of $6,857 and administration expense of $144,365, distributable income for the quarter ended June 30, 2019 was $1,719,888, or $0.286648 per unit of beneficial interest. Administration expense for the quarter decreased $24,295 from the prior year quarter, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income and interest rates. For second quarter 2018, distributable income was $2,169,228, or $0.361538 per unit.

Distributions to unitholders for the quarter ended June 30, 2019 were:

Record Date	Payment Date	Distribution per Unit
April 30, 2019	May 14, 2019	$0.114560
May 31, 2019	June 14, 2019	0.082025
June 28, 2019	July 15, 2019	0.090063

		$0.286648

Six Months

For the six months ended June 30, 2019, net profits income was $3,193,281 compared to $4,610,672 for the same 2018 period. This 31% decrease in net profits income is primarily the result of decreased oil and gas production ($0.9 million), decreased oil and gas prices ($0.6 million), and increased production expense ($0.4 million), partially offset by net excess costs activity on the Texas working interest properties ($0.3 million), and decreased taxes, transportation and other costs ($0.2 million). See “Net Profits Income” below.

After considering interest income of $13,628 and administration expense of $403,937, distributable income for the six months ended June 30, 2019 was $2,802,972 or $0.467162 per unit of beneficial interest. Administration expense for the six months ended June 30, 2019 decreased $15,402 from the prior year six-month period, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income and interest rates. For the six months ended June 30, 2018, distributable income was $4,199,508, or $0.699918 per unit.

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

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months Ended June 30 (a)		Increase (Decrease)	Six Months Ended June 30 (a)		Increase (Decrease)
	2019	2018		2019	2018
Sales Volumes
Oil (Bbls) (b)
Underlying properties	45,883	53,745	(15%)	93,057	106,463	(13%)
Average per day	516	604	(15%)	514	588	(13%)
Net profits interests	12,090	23,660	(49%)	24,437	42,877	(43%)

Gas (Mcf) (b)
Underlying properties	431,248	365,948	18%	713,797	809,130	(12%)
Average per day	4,792	4,066	18%	3,922	4,446	(12%)
Net profits interests	379,423	325,742	16%	617,018	718,029	(14%)

Average Sales Prices
Oil (per Bbl)	$54.11	$59.05	(8%)	$51.46	$56.63	(9%)
Gas (per Mcf)	$4.23	$4.35	(3%)	$4.23	$4.49	(6%)

Revenues
Oil sales	$2,482,541	$3,173,898	(22%)	$4,788,291	$6,029,406	(21%)
Gas sales	1,826,049	1,590,856	15%	3,017,401	3,632,127	(17%)

Total Revenues	4,308,590	4,764,754	(10%)	7,805,692	9,661,533	(19%)

Costs
Taxes, transportation and other	567,387	650,764	(13%)	1,127,619	1,406,430	(20%)
Production expense (c)	1,721,097	1,083,436	59%	2,711,425	2,215,473	22%
Development costs	321,521	255,901	26%	528,029	522,739	1%
Excess costs (d)	(387,106)	98,087	(495%)	(161,143)	248,627	(165%)

Total Costs	2,222,899	2,088,188	6%	4,205,930	4,393,269	(4%)

Net Proceeds	$2,085,691	$2,676,566	(22%)	$3,599,762	$5,268,264	(32%)

Net Profits Income	$1,857,396	$2,333,173	(20%)	$3,193,281	$4,610,672	(31%)

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

The following are explanations of significant variances on the underlying properties from second quarter 2018 to second quarter 2019 and from the first six months of 2018 to the comparable period in 2019:

Sales Volumes

Oil

Oil sales volumes decreased 15% for the second quarter and decreased 13% for the six-month period primarily because of the timing of cash receipts and natural production decline.

Gas

Gas sales volumes increased 18% for the second quarter primarily because of the timing of cash receipts partially offset by natural production decline. Gas sales volumes decreased 12% for the six-month period primarily because of the timing of cash receipts and natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Oil

The average oil price decreased 8% to $54.11 per Bbl for the second quarter and decreased 9% to $51.46 per Bbl for the six-month period. The second quarter 2019 oil price is primarily related to production from February through April 2019, when the average NYMEX price was $58.98 per Bbl.

Gas

Gas prices for the second quarter decreased 3% to $4.23 per Mcf and for the six-month period decreased 6% to $4.23 per Mcf. The second quarter 2019 gas price is primarily related to production from January through March 2019, when the average NYMEX price was $3.15 per MMBtu.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs decreased 13% for the second quarter primarily because of lower property taxes due to the timing of property tax invoices as well as lower production taxes due to decreased oil revenues, partially offset by higher transportation costs due to increased gas volumes. Taxes, transportation and other costs decreased 20% for the six-month period primarily because of lower production taxes due to decreased oil and gas revenues and lower transportation costs due to decreased gas volumes, partially offset by higher property taxes due to the timing of property tax invoices.

Production Expense

Production expense increased 59% for the second quarter and increased 22% for the six-month period primarily because of timing of charges and reporting of expense well work activity previously reported in development costs.

Development Costs

Development costs related to properties underlying the 75% net profits interests increased 26% for the second quarter and increased 1% for the six-month period primarily because of increased drilling and completion costs in the Hewitt unit, partially offset by expense well work activity reported in production expense which were previously reported in development costs.

Excess Costs

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from any other conveyance. Underlying cumulative excess costs for the Texas working interest conveyance remaining as of June 30, 2019 totaled $2.0 million, including accrued interest of $0.3 million. For further information on excess costs, see Note 4 to Condensed Financial Statements.

Contingencies

For information on contingencies, see Note 3 to Condensed Financial Statements.

Forward-Looking Statements

Statements in this report relating to future plans, predictions, production, excess costs, litigation or arbitration, events or regulatory decisions are forward-looking statements. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements regarding the net profits interests, underlying properties, development activities, annual or monthly development, production and other costs and expenses, estimated rates of natural production decline, oil and gas prices and differentials to NYMEX prices, estimated changes in expenses, distributions to unitholders, and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties, including those detailed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2018, which is incorporated by this reference as though fully set forth herein. XTO Energy and the Trustee assume no duty to update these statements as of any future date.

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

CROSS TIMBERS ROYALTY TRUST By SIMMONS BANK, TRUSTEE

By	/s/ NANCY WILLIS
Nancy Willis
Vice President

EXXON MOBIL CORPORATION

Date: August 7, 2019	By	/s/ DAVID LEVY
David Levy
Vice President—Upstream Business Services