Form 10-Q
period 2019-09-30
CROSS TIMBERS ROYALTY TRUST
filed 2019-11-08
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of November 1, 2019

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at September 30, 2019, and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2019 and 2018, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. The condensed financial statements as of September 30, 2019, and for the three-month and nine-month periods ended September 30, 2019 and 2018 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Cross Timbers Royalty Trust and

Simmons Bank, Trustee:

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Cross Timbers Royalty Trust (the “Trust”) as of September 30, 2019, and the related condensed statements of distributable income and of changes in trust corpus for the three-month and nine-month periods ended September 30, 2019 and 2018, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with the modified cash basis of accounting described in Note 1.

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

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
November 8, 2019

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Cash and short-term investments	$1,291,121	$1,600,694
Interest to be received	2,033	2,324
Net profits interests in oil and gas properties—net (Note 1)	8,237,771	8,526,512

	$9,530,925	$10,129,530

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$293,154	$603,018
Expense reserve (a)	1,000,000	1,000,000
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	8,237,771	8,526,512

	$9,530,925	$10,129,530

(a)	Expense reserve allows Trustee to pay its obligations should it be unable to pay them out of the net profits income. The reserve is currently funded at $1,000,000.

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Net profits income	$1,272,845	$2,257,576	$4,466,126	$6,868,248
Interest income	6,337	5,744	19,965	13,919

Total income	1,279,182	2,263,320	4,486,091	6,882,167
Administration expense	154,308	118,614	558,245	537,953

Distributable income	$1,124,874	$2,144,706	$3,927,846	$6,344,214

Distributable income per unit (6,000,000 units)	$0.187479	$0.357451	$0.654641	$1.057369

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Trust corpus, beginning of period	$8,324,828	$8,924,865	$8,526,512	$9,311,334
Amortization of net profits interests	(87,057)	(219,836)	(288,741)	(606,305)
Distributable income	1,124,874	2,144,706	3,927,846	6,344,214
Distributions declared	(1,124,874)	(2,144,706)	(3,927,846)	(6,344,214)

Trust corpus, end of period	$8,237,771	$8,705,029	$8,237,771	$8,705,029

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

Impairment of Net Profits Interests

The Trustee reviews the Trust’s net profits interests (“NPI”) in oil and gas properties for impairment whenever events or circumstances indicate that the carrying value of the NPI may not be recoverable. In general, the Trustee does not view temporarily low prices as an indication of impairment. The markets for crude oil and natural gas have a history of significant price volatility and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. If events and circumstances indicate the carrying value may not be recoverable, the Trustee would use the estimated undiscounted future net cash flows from the NPI to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the NPI are less than the NPI carrying value, the Trust would recognize an impairment loss for the difference between the NPI carrying value and the estimated fair value of the NPI. The determination as to whether the NPI is impaired requires a significant amount of judgment by the Trustee and is based on the best information available to the Trustee at the time of the evaluation. There was no impairment of the NPI during the quarter ended September 30, 2019.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the Trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $52,862,678 as of September 30, 2019 and $52,573,937 as of December 31, 2018.

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

The Trust could potentially be required to bear a portion of the amounts paid by XTO to resolve the royalty claims asserted in the Chieftain class action lawsuit. For information on contingencies, see Note 3 to Condensed Financial Statements. In the event that the Trust is determined to be responsible for such costs, XTO may deduct the costs in its calculation of the net profits income payable to the Trust from the applicable net profits interests. Thus, for unitholders, these costs will be reflected through a reduction in net profits income received from the Trust and thus in a reduction in the gross royalty income reported by and taxable to the unitholders. In the event that the Trustee objects to such claimed reductions, the Trustee may also incur legal fees in representing the Trust’s interests. For unitholders, such costs would be reflected through an increase in the Trust’s administrative expenses, which would be deductible by unitholders in determining the net royalty income from the Trust. However, as discussed in Note 3 to Condensed Financial Statements, the Trustee and XTO have entered into an agreement regarding the timing of XTO making the accounting entries to allocate to the Trust its proportional share of the Chieftain settlement.

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

The following summarizes excess costs activity, cumulative excess costs balances and accrued interest to be recovered by conveyance:

	Underlying
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/18	$1,433,870	$123,977	$1,557,847
Net excess costs (recovery) for the quarter ended 3/31/19	(100,870)	(123,977)	(224,847)
Net excess costs (recovery) for the quarter ended 6/30/19	387,153	—	387,153
Net excess costs (recovery) for the quarter ended 9/30/19	(18,906)	193,695	174,789

Cumulative excess costs remaining at 9/30/19	1,701,247	193,695	1,894,942
Accrued interest at 9/30/19	316,048	—	316,048

Total remaining to be recovered at 9/30/19	$2,017,295	$193,695	$2,210,990

	NPI
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/18	$1,075,403	$92,983	$1,168,386
Net excess costs (recovery) for the quarter ended 3/31/19	(75,652)	(92,983)	(168,635)
Net excess costs (recovery) for the quarter ended 6/30/19	290,365	—	290,365
Net excess costs (recovery) for the quarter ended 9/30/19	(14,180)	145,271	131,091

Cumulative excess costs remaining at 9/30/19	1,275,936	145,271	1,421,207
Accrued interest at 9/30/19	237,036	—	237,036

Total remaining to be recovered at 9/30/19	$1,512,972	$145,271	$1,658,243

For the quarter ended September 30, 2019, lower production expenses resulted in the partial recovery of excess costs on properties underlying the Texas working interests.

Lower revenues resulted in excess costs on properties underlying the Oklahoma working interests for the quarter ended September 30, 2019.

Underlying cumulative excess costs for the Texas and Oklahoma working interest conveyances remaining as of September 30, 2019 totaled $2.2 million, including accrued interest of $0.3 million.

5.	XTO Energy Inc.

In computing net proceeds for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This monthly overhead charge at September 30, 2019 was $41,705 ($31,279 NPI) and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of September 30, 2019, this monthly charge was approximately $29,000 ($22,000 NPI) and is subject to annual adjustment based on an oil and gas industry index. Other than this property, XTO Energy and ExxonMobil do not operate or control any of the underlying properties or related working interests.

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

Distributable Income

Quarter

For the quarter ended September 30, 2019, net profits income was $1,272,845 compared to $2,257,576 for third quarter 2018. This 44% decrease in net profits income is primarily the result of decreased oil and gas production ($0.8 million), lower oil and gas prices ($0.5 million), increased production expenses ($0.1 million), partially offset by net excess costs activity on the Texas and Oklahoma working interest properties ($0.2 million) and lower transportation, taxes and other costs ($0.2 million). See “Net Profits Income” below.

After considering interest income of $6,337 and administration expense of $154,308, distributable income for the quarter ended September 30, 2019 was $1,124,874, or $0.187479 per unit of beneficial interest. Administration expense for the quarter increased $35,694 from the prior year quarter, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income and interest rates. For third quarter 2018, distributable income was $2,144,706, or $0.357451 per unit.

Distributions to unitholders for the quarter ended September 30, 2019 were:

Record Date	Payment Date	Distribution per Unit
July 31, 2019	August 14, 2019	$0.067081
August 30, 2019	September 16, 2019	0.071539
September 30, 2019	October 15, 2019	0.048859

		$0.187479

Nine Months

For the nine months ended September 30, 2019, net profits income was $4,466,126 compared to $6,868,248 for the same 2018 period. This 35% decrease in net profits income is primarily the result of decreased oil and gas production ($1.7 million), lower oil and gas prices ($1.2 million) and increased production expenses ($0.4 million), partially offset by net excess costs activity on the Texas working interest properties ($0.5 million) and decreased taxes, transportation and other costs ($0.4 million). See “Net Profits Income” below.

After considering interest income of $19,965 and administration expense of $558,245, distributable income for the nine months ended September 30, 2019 was $3,927,846, or $0.654641 per unit of beneficial interest. Administration expense for the nine months ended September 30, 2019 increased $20,292 from the prior year nine-month period, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income and interest rates. For the nine months ended September 30, 2018, distributable income was $6,344,214, or $1.057369 per unit.

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

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months Ended September 30 (a)		Increase (Decrease)	Nine Months Ended September 30 (a)		Increase (Decrease)
	2019	2018		2019	2018
Sales Volumes
Oil (Bbls) (b)
Underlying properties	36,914	52,558	(30%)	129,971	159,021	(18%)
Average per day	401	571	(30%)	476	582	(18%)
Net profits interests	11,827	23,459	(50%)	36,264	66,336	(45%)
Gas (Mcf) (b)
Underlying properties	303,977	320,273	(5%)	1,017,774	1,129,403	(10%)
Average per day	3,340	3,519	(5%)	3,728	4,137	(10%)
Net profits interests	269,140	281,978	(5%)	886,158	1,000,007	(11%)
Average Sales Prices
Oil (per Bbl)	$55.64	$62.65	(11%)	$52.64	$58.62	(10%)
Gas (per Mcf)	$3.11	$4.15	(25%)	$3.89	$4.39	(11%)
Revenues
Oil sales	$2,053,842	$3,292,763	(38%)	$6,842,133	$9,322,169	(27%)
Gas sales	945,349	1,329,233	(29%)	3,962,750	4,961,360	(20%)

Total Revenues	2,999,191	4,621,996	(35%)	10,804,883	14,283,529	(24%)

Costs
Taxes, transportation and other	344,420	565,628	(39%)	1,472,039	1,972,058	(25%)
Production expense (c)	1,212,724	1,090,301	11%	3,924,149	3,305,774	19%
Development costs	178,699	191,756	(7%)	706,728	714,495	(1%)
Excess costs (d)	(174,789)	144,073	(221%)	(335,932)	392,700	(186%)

Total Costs	1,561,054	1,991,758	(22%)	5,766,984	6,385,027	(10%)

Net Proceeds	$1,438,137	$2,630,238	(45%)	$5,037,899	$7,898,502	(36%)

Net Profits Income	$1,272,845	$2,257,576	(44%)	$4,466,126	$6,868,248	(35%)

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

The following are explanations of significant variances on the underlying properties from third quarter 2018 to third quarter 2019 and from the first nine months of 2018 to the comparable period in 2019:

Sales Volumes

Oil

Oil sales volumes decreased 30% for the third quarter and decreased 18% for the nine-month period primarily because of natural production decline, increased downtime and the timing of cash receipts.

Gas

Gas sales volumes decreased 5% for third quarter and decreased 10% for the nine-month period primarily because of natural production decline and timing of cash receipts.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Oil

The average oil price decreased 11% to $55.64 per Bbl for the third quarter and decreased 10% to $52.64 per Bbl for the nine-month period. The third quarter 2019 oil price is primarily related to production from May through July 2019, when the average NYMEX price was $57.75 per Bbl.

Gas

Gas prices for the third quarter decreased 25% to $3.11 per Mcf and for the nine-month period decreased 11% to $3.89 per Mcf. The third quarter 2019 gas price is primarily related to production from April through June 2019, when the average NYMEX price was $2.64 per MMBtu.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs decreased 39% for the third quarter and decreased 25% for the nine-month period primarily because of lower production taxes due to decreased revenues, lower transportation costs due to decreased gas volumes and lower property taxes due to the timing of property tax invoices.

Production Expense

Production expense increased 11% for the third quarter and increased 19% for the nine-month period primarily because of timing of charges and reporting of expense well work activity previously reported in development costs.

Development Costs

Development costs related to Texas and Oklahoma oil properties underlying the 75% net profits interests decreased 7% for the third quarter and 1% for the nine-month period primarily because of expense well work activity reported in production expense which were previously reported in development costs, partially offset by increased drilling and completion costs in the Hewitt unit related to the 2018 budget wells. Drilling has not commenced on wells planned for 2019 and XTO has advised the Trustee that it may be delayed into 2020.

Excess Costs

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from any other conveyance. Underlying cumulative excess costs for the Texas and Oklahoma working interest conveyances remaining as of September 30, 2019 totaled $2.2 million, including accrued interest of $0.3 million. For further information on excess costs, see Note 4 to Condensed Financial Statements.

Contingencies

For information on contingencies, see Note 3 to Condensed Financial Statements.

Forward-Looking Statements

Statements in this report relating to future plans, predictions, production, excess costs, litigation, arbitration, or liquidity, financing or regulatory or court decisions are forward-looking statements. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements regarding the net profits interests, underlying properties, development activities, annual or monthly development, production and other costs and expenses, estimated rates of natural production decline, oil and gas prices and differentials to NYMEX prices, estimated changes in expenses, distributions to unitholders, and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties, including those detailed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2018, which is incorporated by this reference as though fully set forth herein. XTO Energy and the Trustee assume no duty to update these statements as of any future date.

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

CROSS TIMBERS ROYALTY TRUST By SIMMONS BANK, TRUSTEE

By	/s/ NANCY WILLIS
Nancy Willis
Vice President

EXXON MOBIL CORPORATION

Date: November 8, 2019	By	/s/ DAVID LEVY
David Levy
Vice President—Upstream Business Services