Form 10-K
period 2019-12-31
CROSS TIMBERS ROYALTY TRUST
filed 2020-03-12
CIK 881787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of units of beneficial interest held by non-affiliates of the registrant at June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $75.9 million.

The number of units of beneficial interest outstanding as of February 14, 2020 was 6,000,000.

CROSS TIMBERS ROYALTY TRUST

2019 ANNUAL REPORT ON FORM 10-K

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

Approximately 56% of the net profits income received by the Trust during 2019 was attributable to natural gas, as well as 40% of the Trust’s estimated future net cash flows from proved reserves at December 31, 2019 (based on estimated future net cash flows using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period). There is generally a greater demand for gas during the winter. Otherwise, Trust income is not subject to seasonal factors, nor dependent upon patents, licenses, franchises or concessions. The Trust conducts no research activities.

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

The Trust’s monthly cash distributions are highly dependent upon the prices realized from the sale of natural gas and oil. Oil and natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and XTO Energy. Factors that contribute to price fluctuations include instability in oil-producing regions, worldwide economic conditions, weather conditions, trade barriers, political instability, public health concerns, the supply of domestic and foreign oil, natural gas and natural gas liquids, consumer demand, the price and availability of alternative fuels, the proximity to, and capacity of, transportation facilities and the effect of worldwide energy conservation measures. Moreover, government regulations, such as regulation of natural gas transportation and price controls, environmental regulations, or trade barriers, can affect product prices. Oil and natural gas prices have declined substantially from historical highs and may not return to those levels in the foreseeable future, if ever. A significant decline in current oil or natural gas prices could have a material adverse effect on the amount of oil and natural gas that is economic to produce, Trust net profits (and therefore cash available for distribution to unitholders) and proved reserves attributable to the Trust’s interests. The volatility of energy prices reduces the predictability of future cash distributions to Trust unitholders.

Higher production expense and/or development costs, without concurrent increases in revenue, will directly decrease the net proceeds payable to the Trust from the properties underlying the 75% net profits interests.

Production expense and development costs are deducted in the calculation of the Trust’s share of net proceeds from properties underlying the 75% net profits interests. Accordingly, higher or lower production expense and development costs, without concurrent changes in revenue, will directly decrease or increase the amount received by the Trust for its 75% net profits interests. If development costs and production expense for properties underlying the 75% net profits in a particular state exceed the production proceeds from the properties, (as was the case with respect to the properties underlying the Texas working interests for all of 2018 and 2019 and with respect to the properties underlying the Oklahoma working interests for the last month of 2018, and the 2019 distribution months of January, April, September, October and November) the Trust will not receive net profits income for those properties until future net proceeds from production in that state exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs.

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

Terrorism, geopolitical hostilities, military actions or political instability could adversely affect Trust distributions or the market price of the Trust units.

There are a number of national and international events that could cause instability in global financial and energy markets. Terrorist attacks and the threat of terrorist attacks, whether domestic or foreign, as well as military or other actions taken in response, impact the demand for and price of oil and natural gas in unpredictable ways, including increasing volatility in pricing. Actual or threatened acts of terrorism and other geopolitical hostilities could adversely affect Trust distributions or the market price of the Trust units in unpredictable ways, including through the disruption of fuel supplies and markets, increased volatility in oil and natural gas prices, or the possibility that the infrastructure on which the operators of the underlying properties rely could be a direct target or an indirect casualty of such an event.

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

Drilling oil and natural gas wells involves numerous risks, including the risk that commercially productive oil and natural gas reservoirs are not encountered. The presence of unanticipated pressures or irregularities in formations, miscalculations or accidents may cause drilling activities to be unsuccessful. In addition, there is often uncertainty as to the future cost or timing of drilling, completing and operating wells. Further, development activities may be curtailed, delayed or canceled as a result of a variety of factors, including:

1.	reduced oil or natural gas prices;
2.	unexpected drilling conditions;
3.	title problems;
4.	restricted access to land for drilling or laying pipeline;
5.	pressure or irregularities in formations;
6.	equipment failures or accidents;
7.	adverse weather conditions, natural disasters, or public health events; and
8.	costs of, or shortages or delays in the availability of, drilling rigs, labor, tubular materials and equipment.

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

As of December 31, 2019, the Trust did not have any unresolved Securities and Exchange Commission staff comments.

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

The underlying properties include over 2,900 producing properties with established production histories in Texas, Oklahoma and New Mexico. The average reserve-to-production index for the underlying properties as of December 31, 2019 is approximately ten years. This index is calculated using total proved reserves and estimated 2020 production for the underlying properties. The projected 2020 production is from proved developed producing reserves as of December 31, 2019. Based on estimated future net cash flows at 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, the future net cash flows from proved reserves of the underlying properties are approximately 60% oil and 40% natural gas. The underlying properties also include certain nonproducing properties in Texas, Oklahoma and New Mexico that are primarily mineral interests.

Producing Acreage, Wells and Drilling

90% Net Profits Interests Underlying Royalties.    Royalty and overriding royalty properties underlying the 90% net profits interests represent approximately 87% of the discounted future net cash flows from Trust’s net profits interests proved reserves at December 31, 2019. Approximately 46% of the discounted future net cash flows from the 90% net profits interests are from gas reserves, totaling 14.5 Bcf. Oil reserves allocated to the 90% net profits interests are primarily located in West Texas and are estimated to be 898,000 Bbls at December 31, 2019.

The underlying royalties are royalty and overriding royalty interests primarily located in mature producing oil and gas fields. The most significant producing region in which the underlying royalties are located is the San Juan Basin in northwestern New Mexico. The San Juan Basin royalties gas production accounted for approximately 76% of the Trust’s net profits interests gas sales volumes and 41% of the net profits income for 2019. The Trust’s net profits interests estimated proved gas reserves from this region totaled 11.9 Bcf at December 31, 2019, or approximately 82% of Trust’s net profits interests total gas reserves at that date. XTO Energy estimates that underlying royalties in the San Juan Basin include more than 4,920 gross (approximately 55.9 net) wells, covering almost 60,000 gross acres. The majority of these wells are operated by BP America Production Company or Hilcorp.

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

The underlying royalties contain approximately 279,111 gross (approximately 34,337 net) producing acres. Well counts for the underlying royalties cannot be provided because information regarding the number of wells on royalty properties is generally not made available to royalty interest owners.

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

Trust’s net profits interests proved reserves from the 75% net profits interests are almost entirely oil, estimated to be approximately 207,000 Bbls and represent approximately 13% of the discounted future net cash flows of the Trust’s net profits interests proved reserves at December 31, 2019.

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

The underlying working interest properties consist of 3,814 gross (2,995 net) producing acres. As of December 31, 2019, there were 1,393 gross (72.2 net) productive oil wells. There were no wells drilled in 2019, seven wells drilled in 2018, and no wells drilled in 2017. As operator of the Hewitt Unit, XTO Energy has advised the Trustee that it has no plans to drill in 2020.

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

Total 2019 development costs were $767,682, down 37% from 2018 development costs of $1,227,217. Development costs were lower in 2019 primarily because of expense well work activity reported in production expense which were previously reported in development costs.

As reported to XTO Energy by unit operators in February of each year, underlying budgeted development costs were $2.3 million for 2019 and $1.9 million for 2018 ($1.7 million and $1.4 million, respectively, net to the Trust). Actual development costs often differ from amounts budgeted because of changes in product prices and other factors that may affect the timing or selection of projects. Also, costs are deducted in the calculation of Trust net profits income several months after they are incurred by the operator. Unit operators have reported underlying budgeted costs of approximately $2.1 million for 2020 and $2.1 million for 2021 ($1.6 million and $1.6 million, respectively, net to the Trust). Changes in oil or natural gas prices could impact future development plans on the underlying properties.

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from other conveyances. Remaining cumulative excess costs for the Texas working interest conveyance totaled $2,303,709 ($1,727,782 net to the Trust), including accrued interest of $0.3 million for the period ended December 31, 2019. For information regarding the effect of excess costs on Trust net profits income, see Note 7 to Financial Statements under Item 8, including the excess cost balance and accrued interest by conveyance, Financial Statements and Supplementary Data.

Estimated Proved Reserves and Future Net Cash Flows

The following are proved reserves of the underlying properties, as estimated by independent engineers, and proved reserves and future net cash flows from proved reserves of the net profits interests, based on an allocation of these reserves, at December 31, 2019:

	Underlying Properties		Net Profits Interests
	Proved Reserves(a)		Proved Reserves(a)(b)		Future Net Cash Flows from Proved Reserves(a)(c)
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
(in thousands)					Undiscounted	Discounted
90% Net Profits Interests
San Juan Basin	21	13,260	19	11,934	$31,127	$16,371
Other New Mexico	37	114	33	103	1,859	977
Texas	829	1,515	746	1,364	39,698	19,301
Oklahoma	111	1,337	100	1,136	7,880	4,451

Total	998	16,226	898	14,537	80,564	41,100

75% Net Profits Interests
Texas	130	14	—	—	—	—
Oklahoma	968	233	207	50	9,947	6,091

Total	1,098	247	207	50	9,947	6,091

TOTAL	2,096	16,473	1,105	14,587	$90,511	$47,191

(a)	Based on 12-month average oil price of $52.30 per Bbl and $2.77 per Mcf for gas, based on the first-day-of-the-month price for each month in the period.

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

(c)	Before income taxes since future net cash flows are not subject to taxation at the trust level. Future net cash flows are discounted at an annual rate of 10%.

Proved reserves at December 31, 2019 consist of the following:

	Underlying Properties		Net Profits Interests
	Proved Reserves		Proved Reserves
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Proved developed reserves	2,096	16,473	1,105	14,587
Proved undeveloped reserves	—	—	—	—
Proved non-producing reserves	—	—	—	—

Total proved reserves	2,096	16,473	1,105	14,587

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

The XTO Energy reserve engineering group reviews reserve estimates with third-party petroleum consultants, Miller and Lents, Ltd., independent petroleum engineers. Miller and Lents, Ltd. estimated oil and gas reserves attributable to the underlying properties as of December 31, 2019, 2018, 2017 and 2016. Miller and Lents’ primary technical person responsible for calculating the Trust’s reserves has more than ten years of experience as a reserve engineer. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

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

Oil and gas production and average sales prices attributable to the underlying properties and the net profits interests for each of the two years ended December 31 were as follows:

	90% Net Profits Interests		75% Net Profits Interests		Total
	2019	2018	2019	2018	2019	2018
Production
Underlying Properties
Oil—Sales (Bbl)	50,928	69,728	127,413	142,448	178,341	212,176
Average per day (Bbls)	140	191	349	390	489	581
Gas—Sales (Mcf)	1,326,336	1,453,041	10,444	13,748	1,336,780	1,466,789
Average per day (Mcf)	3,634	3,981	28	38	3,662	4,019
Net Profits Interests
Oil—Sales (Bbls)	43,453	60,850	7,606	27,511	51,059	88,361
Average per day (Bbls)	119	167	21	75	140	242
Gas—Sales (Mcf)	1,171,285	1,301,460	1,076	614	1,172,361	1,302,074
Average per day (Mcf)	3,209	3,566	3	1	3,212	3,567

Average Sales Price
Oil (per Bbl)	$54.68	$57.75	$52.04	$60.11	$52.79	$59.33
Gas (per Mcf)	$3.69	$4.30	$10.72	$15.14	$3.74	$4.40

Average Production
Cost per BOE(a)	$0.26	$0.05	$41.78	$29.97	$13.63	$9.53

(a)

Total average production cost per BOE includes production from the properties underlying the 90% net profits interests, which are substantially all royalty and overriding royalty interests with insignificant production costs.

Oil and gas production by conveyance attributable to the underlying properties for each of the two years ended December 31 were as follows:

	Underlying Gas Production (Mcf)
Conveyance	2019	2018
New Mexico royalty interest	991,262	1,047,388
Oklahoma royalty interest	191,611	197,111
Texas royalty interest	143,463	208,542
Texas working interest	7,420	11,517
Oklahoma working interest	3,024	2,231

Total	1,336,780	1,466,789

	Underlying Oil Production (Bbls)
Conveyance	2019	2018
New Mexico royalty interest	3,236	4,632
Oklahoma royalty interest	15,729	15,915
Texas royalty interest	31,963	49,181
Texas working interest	42,537	48,529
Oklahoma working interest	84,876	93,919

Total	178,341	212,176

Nonproducing Acreage

The underlying nonproducing royalties contain approximately 218,000 gross (approximately 21,000 net) acres in Texas, Oklahoma and New Mexico which were nonproducing at the date of the Trust’s creation. The Trust is entitled to 10% of oil and gas production attributable to the underlying mineral interests, but is not entitled to delay rental payments or lease bonuses. There has been no significant development of such nonproducing acreage since the Trust’s creation.

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

Because the Trust is a grantor trust for federal tax purposes, each unitholder is taxed directly on his proportionate share of income, deductions and credits of the Trust consistent with each such unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust. The income of the Trust consists primarily of a specified share of the net profits from the sale of oil and natural gas produced from the underlying properties. During 2019, the Trust incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust.

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

If a taxpayer disposes of any “Section 1254 property” (certain oil, gas, geothermal or other mineral property), and the adjusted basis of such property includes adjustments for depletion deductions under Section 611 of the Internal Revenue Code (the “Code”), the taxpayer generally must recapture the amount deducted for depletion as ordinary income (to the extent of gain realized on such disposition). This depletion recapture rule applies to any disposition of Section 1254 property that was placed in service by the taxpayer after December 31, 1986. Detailed rules set forth in Sections 1.1254-1 through 1.1254-6 of the U.S. Treasury Regulations govern dispositions of property after March 13, 1995.

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

Under the 2017 TCJA, for tax years beginning after December 31, 2017 and before January 1, 2026, the highest marginal U.S. federal income tax rate applicable to ordinary income of individuals is 37%, and the highest marginal U.S. federal income tax rate applicable to long-term capital gains (generally, gains from the sale or exchange of certain investment assets held for more than one year) and qualified dividends of individuals is 20%. Under the TCJA, for such tax years, personal exemptions and miscellaneous itemized deductions are not allowed. For such tax years, the U.S. federal income tax rate applicable to corporations is 21%, and such rate applies to both ordinary income and capital gains.

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

At March 3, 2020, there were 6,000,000 units outstanding and approximately 182 unitholders of record; 5,922,990 of these units were held by depository institutions.

The Trust has no equity compensation plans, nor has it purchased any units during the period covered by this report.

See “Item 1. Business” for a description of the Trustee’s obligations to make monthly distributions and how the monthly distribution amount is determined under the indenture.

Item 6.	Selected Financial Data

Not required for smaller reporting companies; the Trust has elected to omit this information.

Item 7.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Calculation of Net Profits Income

The following is a summary of the calculation of net profits income received by the Trust:

	Year Ended December 31(a)		Quarter Ended December 31(a)
	2019	2018	2019	2018
Sales Volumes
Oil (Bbls)(b)
Underlying properties	178,341	212,176	48,370	53,155
Average per day	489	581	526	578
Net profits interests	51,059	88,361	14,795	22,025
Gas (Mcf)(b)
Underlying properties	1,336,780	1,466,789	319,006	337,386
Average per day	3,662	4,019	3,467	3,667
Net profits interests	1,172,361	1,302,074	286,203	302,067
Average Sales Price
Oil (per Bbl)	$52.79	$59.33	$53.19	$61.46
Gas (per Mcf)	$3.74	$4.40	$3.27	$4.42
Revenues
Oil sales	$9,414,818	$12,589,277	$2,572,685	$3,267,108
Gas sales	5,004,926	6,454,162	1,042,176	1,492,802

Total Revenues	14,419,744	19,043,439	3,614,861	4,759,910

Costs
Taxes, transportation and other	1,910,316	2,510,570	438,277	538,512
Production expense(c)	5,466,734	4,353,031	1,542,585	1,047,257
Development costs	767,682	1,227,217	60,954	512,722
Excess costs(d)	(401,166)	451,502	(65,234)	58,802

Total Costs	7,743,566	8,542,320	1,976,582	2,157,293

Net Proceeds	$6,676,178	$10,501,119	$1,638,279	$2,602,617

Net Profits Income	$5,934,606	$9,133,959	$1,468,480	$2,265,711

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

Results of Operations

Years Ended December 31, 2019 and 2018

Net profits income for 2019 was $5,934,606 as compared with $9,133,959 for 2018. The 35% decrease in net profits income from 2018 to 2019 was primarily because of lower oil and gas prices ($1.9 million), decreased oil and gas production ($1.9 million), and increased production expenses ($0.8 million), partially offset by net excess costs activity ($0.6 million), decreased taxes, transportation and other costs ($0.5 million), and decreased development costs ($0.3 million). During 2019 and 2018, 56% and 46%, respectively, of net profits income was derived from gas sales.

Trust administration expense was $702,643 in 2019 as compared to $595,606 in 2018. Cash reserve activity was $0 in 2019 and 2018. As of December 31, 2019, the reserve is funded at $1,000,000. Interest income was $25,069 in 2019 and $20,173 in 2018. Other changes in interest income are attributable to fluctuations in net profits income and interest rates.

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil production and three months after gas production. Net profits income is generally affected by three major factors:

1.	oil and gas sales volumes;
2.	oil and gas sales prices; and
3.	costs deducted in the calculation of net profits income.

Volumes

Oil.    Underlying oil sales volumes decreased 16% from 2018 to 2019 primarily because of natural production decline and timing of cash receipts.

Gas.    Underlying gas sales volumes decreased 9% from 2018 to 2019 primarily because of natural production decline and timing of cash receipts.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Prices

Oil.    The average oil price for 2019 was $52.79 per Bbl, down 11% from the 2018 average oil price of $59.33 per Bbl. Oil prices are expected to remain volatile. The average NYMEX price for November 2019 through January 2020 was $58.30 per Bbl. At March 9, 2020, the average NYMEX oil price for the following 12 months was $33.20 per Bbl.

Gas.    The 2019 average gas price was $3.74 per Mcf, down 15% from the 2018 average gas price of $4.40 per Mcf. Natural gas prices are affected by natural gas liquids prices, the level of North American production, weather, crude oil prices, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The average NYMEX price for fourth quarter 2019 was $2.23 per MMBtu. At March 9, 2020, the average NYMEX gas price for the following 12 months was $2.20 per MMBtu.

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

Total costs deducted in the calculation of net profits income were $7.7 million in 2019 and $8.5 million in 2018. The 9% decrease in costs from 2018 to 2019 is attributable to lower taxes, transportation and other costs, decreased development costs and excess costs, partially offset by higher production expense.

Unit operators of the properties underlying the 75% net profits interests have reported underlying budgeted development costs of approximately $2.1 million for 2020 and $2.1 million for 2021 ($1.6 million and $1.6 million, respectively, net to the Trust), as compared to underlying budgeted development costs of $2.3 million ($1.7 million net to the Trust) and actual development costs of $0.8 million ($0.6 million net to the Trust) for 2019. Actual development costs often differ from amounts budgeted because of changes in product prices and other factors that may affect the timing or selection of projects. Changes in oil or natural gas prices could impact future development plans on the underlying properties.

Fourth Quarter 2019 and 2018

During the quarter ended December 31, 2019, the Trust received net profits income totaling $1,468,480, compared with fourth quarter 2018 net profits income of $2,265,711. This 35% decrease is primarily attributable to lower oil and gas prices ($0.7 million), increased production expenses ($0.4 million), and decreased oil and gas production ($0.2 million), partially offset by decreased development costs ($0.3 million), decreased taxes, transportation and other costs ($0.1 million), and net excess costs activity on the Texas and Oklahoma working interest properties ($0.1 million).

Administration expense was $144,398 and Trust interest income was $5,104, resulting in fourth quarter 2019 distributable income of $1,329,186, or $0.221531 per unit. Distributable income for fourth quarter 2018 was $2,214,312, or $0.369052 per unit. Distributions to unitholders for the quarter ended December 31, 2019 were:

Record Date	Payment Date	Per Unit
October 31, 2019	November 15, 2019	$0.075586
November 29, 2019	December 13, 2019	0.062105
December 31, 2019	January 15, 2020	0.083840

		$0.221531

Volumes

Fourth quarter 2019 underlying oil sales volumes were 48,370 Bbls, down 9% from 2018 levels primarily due to natural production decline and timing of cash receipts. Underlying gas sales volumes for fourth quarter 2019 were 319,006 Mcf, down 5% from 2018 levels due to natural production decline, partially offset by timing of cash receipts.

Prices

The average fourth quarter 2019 oil price was $53.19 per Bbl, down 13% from the fourth quarter 2018 average price of $61.46 per Bbl. The average fourth quarter 2019 gas price was $3.27 per Mcf, down 26% from the fourth quarter 2018 average price of $4.42 per Mcf. For further information about oil and gas prices, see “Years Ended December 31, 2019 and 2018 – Prices” above.

Costs

Costs deducted in the calculation of fourth quarter 2019 net profits income decreased $180,711, or 8%, from fourth quarter 2018. This decrease was primarily attributable to decreased development costs, excess costs, and taxes, transportation and other costs, partially offset by increased production expenses. For further information about development and excess costs, see “Years Ended December 31, 2019 and 2018 – Costs” above.

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

Greenhouse Gas Emissions and Climate Change Regulations

There is an increased focus by local, national and international regulatory bodies on greenhouse gas (GHG) emissions and climate change. A number of nations and U.S. states have adopted or are considering some form of climate change legislation and regulations, including carbon taxes, cap-and-trade policies and bans on drilling in certain areas or in certain ways. The climate accord reached at the Conference of the Parties (COP21) in Paris set many new goals, and while many related policies are still emerging, XTO Energy has informed the Trustee that it continues to anticipate that such policies will increase the cost of carbon dioxide emissions over time. As these regulations are under development, XTO Energy is unable to predict the total impact of the potential regulations upon the operators of the underlying properties, and it is possible that the operators of the underlying properties could face increases in operating costs or a ban or certain types of activities in order to comply with climate change or GHG emissions legislation, which costs could reduce or eliminate net proceeds payable to the Trust and Trust distributions.

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

Approximately 36 of the underlying royalty interests burden working interests in properties operated by XTO Energy. XTO Energy operates the Hewitt Unit which is one of the properties underlying the Oklahoma 75% net profits interests. Other than these properties, XTO Energy and ExxonMobil do not operate or control any of the underlying properties or related working interests.

In computing net proceeds for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This monthly overhead charge at December 31, 2019 was $41,705 ($31,279 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of December 31, 2019, this monthly charge was approximately $29,000 ($22,000 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index.

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

Impairment of Net Profits Interests

The Trustee reviews the Trust’s net profits interests (“NPI”) in oil and gas properties for impairment whenever events or circumstances indicate that the carrying value of the NPI may not be recoverable. In general, the Trustee does not view temporarily low prices as an indication of impairment. The markets for crude oil and natural gas have a history of significant price volatility and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. If events and circumstances indicate that the carrying value may not be recoverable, the Trustee would use the estimated undiscounted future net cash flows from the NPI to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the NPI are less than the NPI carrying value, the Trust would recognize an impairment loss for the difference between the NPI carrying value and the estimated fair value of the NPI. The determination as to whether the NPI is impaired requires a significant amount of judgment by the Trustee and is based on the best information available to the Trustee at the time of the evaluation. There was no impairment of the NPI as of December 31, 2019.

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

Forward-Looking Statements

Certain information included in this annual report and other materials filed, or to be filed, by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the Trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements may concern, among other things, development activities, future development plans, increased density drilling, reserve-to-production ratios, future production, future net cash flows, maintenance projects, development, production and other costs, oil and gas prices, pricing differentials, proved reserves, production levels, arbitration, litigation, liquidity, financing, political and regulatory matters, such as tax and environmental policy, climate policy, trade barriers, sanctions, and competition. Such forward-looking statements are based on XTO Energy’s and the Trustee’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “expects,” “intends,” “plans,” “projects,” “anticipates,” “predicts,” “believes,” “goals,” “estimates,” “should,” “could,” “would,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual financial and operational results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. Some of the risk factors that could cause actual results to differ materially are explained in Item 1A, Risk Factors.

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

Report of Independent Registered Public Accounting Firm

To the Unitholders of Cross Timbers Royalty Trust and

Simmons Bank, as Trustee

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of assets, liabilities and trust corpus of Cross Timbers Royalty Trust (the “Trust”) as of December 31, 2019 and 2018, and the related statements of distributable income and of changes in trust corpus for the years then ended, including the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of December 31, 2019 and 2018, and its distributable income and its changes in trust corpus for the years then ended in conformity with the modified cash basis of accounting described in Note 2. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

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

March 12, 2020

We have served as the Trust’s auditor since 2011.

CROSS TIMBERS ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	December 31
	2019	2018
Assets
Cash and short-term investments	$1,501,398	$1,600,694
Interest to be received	1,642	2,324
Net profits interests in oil and gas properties—net (Notes 1 and 2)	8,161,795	8,526,512

	$9,664,835	$10,129,530

Liabilities and Trust Corpus
Distribution payable to unitholders	$503,040	$603,018
Expense reserve(a)	1,000,000	1,000,000
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	8,161,795	8,526,512

	$9,664,835	$10,129,530

(a)	Expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income. The reserve is currently funded at $1,000,000.

Statements of Distributable Income

	Year Ended December 31
	2019	2018
Net profits income	$5,934,606	$9,133,959
Interest income	25,069	20,173

Total income	5,959,675	9,154,132
Administration expense	702,643	595,606
Cash reserves withheld (used) for Trust expenses	—	—

Distributable income	$5,257,032	$8,558,526

Distributable income per unit (6,000,000 units)	$0.876172	$1.426421

Statements of Changes in Trust Corpus

	Year Ended December 31
	2019	2018
Trust corpus, beginning of year	$8,526,512	$9,311,334
Amortization of net profits interests	(364,717)	(784,822)
Distributable income	5,257,032	8,558,526
Distributions declared	(5,257,032)	(8,558,526)

Trust corpus, end of year	$8,161,795	$8,526,512

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

Impairment of Net Profits Interests

The Trustee reviews the Trust’s net profits interests (“NPI”) in oil and gas properties for impairment whenever events or circumstances indicate that the carrying value of the NPI may not be recoverable. In general, the Trustee does not view temporarily low prices as an indication of impairment. The markets for crude oil and natural gas have a history of significant price volatility and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. If events and circumstances indicate the carrying value may not be recoverable, the Trustee would use the estimated undiscounted future net cash flows from the NPI to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the NPI are less than the NPI carrying value, the Trust would recognize an impairment loss for the difference between the NPI carrying value and the estimated fair value of the NPI. The determination as to whether the NPI is impaired requires a significant amount of judgment by the Trustee and is based on the best information available to the Trustee at the time of the evaluation. There was no impairment of the NPI as of December 31, 2019.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $61,100,449 was XTO Energy’s historical net book value of the interests on February 12, 1991, the date of the transfer to the Trust. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $52,938,654 as of December 31, 2019 and $52,573,937 as of December 31, 2018.

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

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Approximately 36 of the underlying royalty interests burden working interests in properties operated by XTO Energy. XTO Energy operates the Hewitt Unit which is one of the properties underlying the Oklahoma 75% net profits interests. Other than these properties, XTO Energy and ExxonMobil do not operate or control any of the underlying properties or related working interests.

In computing net proceeds for the 75% net profits interests (Note 3), XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This monthly overhead charge at December 31, 2019 was $41,705 ($31,279 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index.

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of December 31, 2019, this monthly charge was approximately $29,000 ($22,000 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index.

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

	Underlying
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/18	$1,433,870	$123,977	$1,557,847
Net excess costs (recovery) for the quarter ended 3/31/19	(100,870)	(123,977)	(224,847)
Net excess costs (recovery) for the quarter ended 6/30/19	387,153	—	387,153
Net excess costs (recovery) for the quarter ended 9/30/19	(18,906)	193,695	174,789
Net excess costs (recovery) for the quarter ended 12/31/19	260,520	(193,695)	66,825

Cumulative excess costs remaining at 12/31/19	1,961,767	—	1,961,767
Accrued interest at 12/31/19	341,942	—	341,942

Total remaining to be recovered at 12/31/19	$2,303,709	$—	$2,303,709

	NPI
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/18	$1,075,403	$92,983	$1,168,386
Net excess costs (recovery) for the quarter ended 3/31/19	(75,652)	(92,983)	(168,635)
Net excess costs (recovery) for the quarter ended 6/30/19	290,365	—	290,365
Net excess costs (recovery) for the quarter ended 9/30/19	(14,180)	145,271	131,091
Net excess costs (recovery) for the quarter ended 12/31/19…….	195,390	(145,271)	50,119

Cumulative excess costs remaining at 12/31/19	1,471,326	—	1,471,326
Accrued interest at 12/31/19	256,456	—	256,456

Total remaining to be recovered at 12/31/19	$1,727,782	$—	$1,727,782

XTO Energy advised the Trustee that excess costs increased by $527,897 ($395,923 net to the Trust) on properties underlying the Texas working interest for the year ended December 31, 2019. This includes net excess costs of $260,520 ($195,390 net to the Trust) for the quarter ended December 31, 2019.

XTO Energy advised the Trustee that recoveries of excess costs were $123,977 ($92,983 net to the Trust) and recoveries of accrued interest were $2,754 ($2,065 net to the Trust) on properties underlying the Oklahoma working interest for the year ended December 31, 2019. This includes the recovery of excess costs of $193,695 ($145,271 net to the Trust) and accrued interest of $1,591 ($1,193 net to the Trust) for the quarter ended December 31, 2019.

Underlying cumulative excess costs for the Texas working interest conveyance remaining as of December 31, 2019 totaled $2.3 million, including accrued interest of $0.3 million.

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

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Oil prices used to determine the standardized measure were based on average realized oil prices of $52.30 per Bbl in 2019, $59.46 per Bbl in 2018, $47.08 per Bbl in 2017 and $38.19 per Bbl in 2016. The weighted average realized gas prices used to determine the standardized measure were $2.77 per Mcf in 2019, $3.45 per Mcf in 2018, $3.14 per Mcf in 2017 and $2.45 per Mcf in 2016.

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

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Proved Reserves

	Net Profits Interests						Underlying Properties
	90% Net Profits Interests		75% Net Profits Interests		Total
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Balance, December 31, 2016	406	15,460	117	29	523	15,489	1,243	17,517
Extensions, additions and discoveries	10	54	—	—	10	54	11	61
Revisions of prior estimates	639	2,857	187	38	826	2,895	1,294	3,282
Production	(55)	(1,350)	(4)	—	(59)	(1,350)	(213)	(1,535)

Balance, December 31, 2017	1,000	17,021	300	67	1,300	17,088	2,335	19,325

Extensions, additions and discoveries	13	137	44	13	57	150	96	177
Revisions of prior estimates	1	1,185	97	20	98	1,205	386	1,449
Production	(61)	(1,301)	(27)	(1)	(88)	(1,302)	(212)	(1,467)

Balance, December 31, 2018	953	17,042	414	99	1,367	17,141	2,605	19,484

Extensions, additions and discoveries	—	—	15	257	15	257	20	342
Revisions of prior estimates	(11)	(1,333)	(214)	(305)	(225)	(1,638)	(351)	(2,016)
Production	(44)	(1,172)	(8)	(1)	(52)	(1,173)	(178)	(1,337)

Balance, December 31, 2019	898	14,537	207	50	1,105	14,587	2,096	16,473

Extensions, additions and discoveries of proved gas reserves are primarily because of development in the Mid-Continent area. Revisions of prior estimates are primarily related to changes in prices and costs.

Proved Developed Reserves

	Net Profits Interests						Underlying Properties
	90% Net Profits Interests		75% Net Profits Interests		Total
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
December 31, 2016	406	15,460	117	29	523	15,489	1,243	17,517

December 31, 2017	1,000	17,021	300	67	1,300	17,088	2,335	19,325

December 31, 2018	953	17,042	402	96	1,355	17,138	2,582	19,477

December 31, 2019	898	14,537	207	50	1,105	14,587	2,096	16,473

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	90% Net Profits Interests			75% Net Profits Interests			Total
	December 31			December 31			December 31
(in thousands)	2019	2018	2017	2019	2018	2017	2019	2018	2017
Net Profits Interests
Future cash inflows	$88,188	$113,112	$101,022	$10,719	$26,093	$14,163	$98,907	$139,205	$115,185
Future production taxes	(7,624)	(9,925)	(8,366)	(772)	(1,864)	(1,019)	(8,396)	(11,789)	(9,385)

Future net cash flows	80,564	103,187	92,656	9,947	24,229	13,144	90,511	127,416	105,800
10% discount factor	(39,464)	(51,682)	(46,061)	(3,856)	(11,401)	(5,694)	(43,320)	(63,083)	(51,755)

Standardized measure	$41,100	$51,505	$46,595	$6,091$	12,828	$7,450	$47,191	$64,333	$54,045

Underlying Properties
Future cash inflows							$155,255	$222,073	$170,557
Future costs							(52,476)	(75,239)	(50,078)

Future net cash flows							102,779	146,834	120,479
10% discount factor							(48,995)	(72,618)	(58,774)

Standardized measure							$53,784	$74,216	$61,705

Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

(in thousands)	90% Net Profits Interests			75% Net Profits Interests			Total
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Net Profits Interests
Standardized measure, January 1	$51,505	$46,595	$26,495	$12,828	$7,450	$2,889	$64,333	$54,045	$29,384
Extensions, additions and discoveries	—	645	353	783	1,225	—	783	1,870	353
Accretion of discount	4,374	3,964	2,273	1,261	691	310	5,635	4,655	2,583
Revisions of prior estimates, changes in price and other	(9,214)	7,849	23,941	(8,411)	5,047	4,405	(17,625)	12,896	28,346
Net profits income	(5,565)	(7,548)	(6,467)	(370)	(1,585)	(154)	(5,935)	(9,133)	(6,621)

Standardized measure, December 31	$41,100	$51,505	$46,595	$6,091	$12,828	$7,450	$47,191	$64,333	$54,045

Underlying Properties
Standardized measure, January 1							$74,216	$61,705	$33,289

Revisions:
Prices and costs							(13,591)	7,095	12,824
Quantity estimates							(7,392)	9,853	20,848
Accretion of discount							6,542	5,326	2,941
Future development costs							(357)	(1,619)	(1,197)
Other							(2)	8	(2)

Net revisions							(14,800)	20,663	35,414
Extensions, additions and discoveries							1,044	2,349	393
Production							(7,444)	(11,728)	(8,588)
Development costs							768	1,227	1,197

Net change							(20,432)	12,511	28,416

Standardized measure, December 31							$53,784	$74,216	$61,705

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

9. Quarterly Financial Data (Unaudited)

The following is a summary of net profits income, distributable income and distributable income per unit by quarter for 2019 and 2018:

	Net Profits Income	Distributable Income	Distributable Income per Unit
2019
First Quarter	$1,335,885	$1,083,084	$0.180514
Second Quarter	1,857,396	1,719,888	0.286648
Third Quarter	1,272,845	1,124,874	0.187479
Fourth Quarter	1,468,480	1,329,186	0.221531

	$5,934,606	$5,257,032	$0.876172

2018
First Quarter	$2,277,499	$2,030,280	$0.338380
Second Quarter	2,333,173	2,169,228	0.361538
Third Quarter	2,257,576	2,144,706	0.357451
Fourth Quarter	2,265,711	2,214,312	0.369052

	$9,133,959	$8,558,526	$1.426421

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control—Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2019. The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report under Item 8, Financial Statements and Supplementary Data.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

(b)

Section 16 (a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires that directors, officers, and beneficial owners of more than 10% of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. To the Trustee’s knowledge, based solely on the information furnished to the Trustee, the Trustee is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the Trust units of beneficial interest during and for the year ended December 31, 2019.

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

(b)

Compensation of the Trustee. The Trustee and Southwest Bank, the prior trustee, received the following annual compensation for the fiscal years ended December 31, 2018 through December 31, 2019 as specified in the Trust indenture:

	2019	2018
Simmons Bank, Trustee(1)	$57,532	$76,225
Southwest Bank, Trustee(1)	—	22,832

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

(a) Equity Compensation Plans and Trust Repurchases.    The Trust has no equity compensation plans. The Trust has not repurchased any units during the fourth quarter of fiscal 2019.

(b) Security Ownership of Certain Beneficial Owners.    The Trustee is not aware of any person who beneficially owns more than 5% of the outstanding units.

(c) Security Ownership of Management.    The Trust has no directors or executive officers. As of February 26, 2020, Simmons Bank beneficially held no units.

(d) Changes in Control.    The Trustee knows of no arrangements which may subsequently result in a change in control of the Trust.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The underlying properties from which the net profits interests were carved are currently owned by XTO Energy or other affiliated companies of ExxonMobil.

Approximately 36 of the underlying royalty interests burden working interests in properties operated by XTO Energy. XTO Energy operates the Hewitt Unit which is one of the properties underlying the Oklahoma 75% net profits interests. Other than these properties, XTO Energy and ExxonMobil do not operate or control any of the underlying properties or related working interests.

In computing net proceeds for the 75% net profits interests (Note 3), XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This monthly overhead charge at December 31, 2019 was $41,705 ($31,279 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of December 31, 2019, this monthly charge was approximately $29,000 ($22,000 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index.

On June 25, 2010, XTO Energy became a wholly owned subsidiary of Exxon Mobil Corporation.

As of February 20, 2020, XTO Energy did not own any units.

See Item 11, Executive Compensation, for the remuneration received by the Trustee for the fiscal years ended December 31, 2018 through December 31, 2019.

As noted in Item 10, Directors, Executive Officers and Corporate Governance, the Trust has no directors, executive officers, audit committee, audit committee financial expert, compensation committee or nominating committee. The Trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Item 14.	Principal Accountant Fees and Services

Fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2019 and 2018 are:

	2019	2018
Audit fees-PwC	$146,000	$140,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$146,000	$140,000

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

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2019 and 2018

Statements of Distributable Income for the years ended December 31, 2019 and 2018

Statements of Changes in Trust Corpus for the years ended December 31, 2019 and 2018

Notes to Financial Statements

2.	Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.	Exhibits

(4) (a)

Cross Timbers Royalty Trust Indenture amended and restated on January 13, 1992 by NationsBank, N.A., as Trustee, heretofore filed as Exhibit 3.1 to the Trust’s Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference. (P)

(b)

Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust, 90%—Texas) from South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross Timbers Partners, L.P. (predecessors of XTO Energy) to NCNB Texas National Bank, as Trustee, dated February 12, 1991 (without Schedules A and B), heretofore filed as Exhibit 10.1 to the Trust’s Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference. (P)

(c)

Correction to Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust, 90%—Texas) from South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross Timbers Partners, L.P. (predecessors of XTO Energy) to NCNB Texas National Bank, as Trustee, dated September 23, 1991 (without Schedules A and B), heretofore filed as Exhibit 10.2 to the Trust’s Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference. (P)

(d)

Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust, 75%—Texas) from South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross Timbers Partners, L.P. (predecessors of XTO Energy) to NCNB Texas National Bank, as Trustee, dated February 12, 1991 (without Schedules A and B), heretofore filed as Exhibit 10.5 to the Trust’s Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference. (P)

(23)	Consent of Miller and Lents, Ltd.

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99.1)	Miller and Lents, Ltd. Report

Copies of the above Exhibits are available to any unitholder, at the actual cost of reproduction, upon written request to the Trustee, Simmons Bank, 2911 Turtle Creek Blvd, Suite 850, Dallas, Texas 75219.

(P)	Paper exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSS TIMBERS ROYALTY TRUST
By SIMMONS BANK, TRUSTEE

	By	/S/ NANCY WILLIS
Nancy Willis
Vice President

EXXON MOBIL CORPORATION

Date: March 12, 2020	By	/S/ DAVID LEVY
David Levy
Vice President - Upstream Business Services

(The Trust has no directors or executive officers.)