Form 10-Q
period 2020-03-31
CROSS TIMBERS ROYALTY TRUST
filed 2020-05-11
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of May 1, 2020

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at March 31, 2020, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2020 and 2019, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. The condensed financial statements as of March 31, 2020, and for the three-month periods ended March 31, 2020 and 2019 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Cross Timbers Royalty Trust and

Simmons Bank, Trustee

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Cross Timbers Royalty Trust (the “Trust”) as of March 31, 2020, and the related condensed statements of distributable income and of changes in trust corpus for the three-month periods ended March 31, 2020 and 2019, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with the modified cash basis of accounting described in Note 1.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus as of December 31, 2019, and the related statements of distributable income and of changes in trust corpus for the year then ended (not presented herein), and in our report dated March 12, 2020, which included a paragraph describing the modified cash basis of accounting, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2019, is fairly stated, in all material respects, in relation to the statements of assets, liabilities and trust corpus from which it has been derived.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

May 11, 2020

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Cash and short-term investments	$1,546,529	$1,501,398
Interest to be received	1,385	1,642
Net profits interests in oil and gas properties - net (Note 1)	7,858,632	8,161,795

	$9,406,546	$9,664,835

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$547,914	$503,040
Expense reserve (a)	1,000,000	1,000,000
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	7,858,632	8,161,795

	$9,406,546	$9,664,835

(a)	Expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income. The reserve is currently funded at $1,000,000.

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended March 31
	2020	2019
Net profits income	$2,023,519	$1,335,885
Interest income	4,293	6,771

Total income	2,027,812	1,342,656
Administration expense	218,878	259,572

Distributable income	$1,808,934	$1,083,084

Distributable income per unit (6,000,000 units)	$0.301489	$0.180514

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended March 31
	2020	2019
Trust corpus, beginning of period	$8,161,795	$8,526,512
Amortization of net profits interests	(303,163)	(88,815)
Distributable income	1,808,934	1,083,084
Distributions declared	(1,808,934)	(1,083,084)

Trust corpus, end of period	$7,858,632	$8,437,697

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

•

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

•	Interest income and distribution payable to unitholders include interest earned on the previous month’s investment.

•	Trust expenses are recorded based on liabilities paid and cash reserves established by the Trustee for liabilities and contingencies.

•	Distributions to unitholders are recorded when declared by the Trustee.

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

Impairment of Net Profits Interests

The Trustee reviews the Trust’s net profits interests (“NPI”) in oil and gas properties for impairment whenever events or circumstances indicate that the carrying value of the NPI may not be recoverable. In general, the Trustee does not view temporarily low prices as an indication of impairment. The markets for crude oil and natural gas have a history of significant price volatility and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. If events and circumstances indicate the carrying value may not be recoverable, the Trustee would use the estimated undiscounted future net cash flows from the NPI to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the NPI are less than the NPI carrying value, the Trust would recognize an impairment loss for the difference between the NPI carrying value and the estimated fair value of the NPI. The determination as to whether the NPI is impaired requires a significant amount of judgment by the Trustee and is based on the best information available to the Trustee at the time of the evaluation, including information provided by XTO Energy such as estimates of future production and development and operating expenses.

During the first quarter of 2020, short term oil price forecasts declined significantly primarily due to the COVID-19 pandemic and market factors, including supply and demand. Although temporary low prices generally are not viewed as an indication of impairment, due to the significance of the current facts and circumstances, a trigger event occurred in the first quarter of 2020 for the 75% NPI indicating a need for further analysis. An assessment of the undiscounted future net cash flows for the 75% NPI was performed and it was determined that such cash flows exceeded the carrying value of the 75% NPI. Accordingly, there was no impairment of the NPI as of March 31, 2020. The Trustee will continue to monitor the NPI for impairment in future periods in light of continued price volatility following March 31, 2020. Impairments recorded for book purposes will not result in a loss for tax purposes for the unitholders until the loss is recognized.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the Trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $53,241,817 as of March 31, 2020 and $52,938,654 as of December 31, 2019.

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

The following summarizes excess costs activity, cumulative excess costs balances and accrued interest to be recovered by conveyance:

	Underlying
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/19	$1,961,767	$—	$1,961,767
Net excess costs (recovery) for the quarter ended 3/31/20	(54,987)	—	(54,987)

Cumulative excess costs remaining at 3/31/20	1,906,780	—	1,906,780
Accrued interest at 3/31/20	368,723	—	368,723

Total remaining to be recovered at 3/31/20	$2,275,503	$—	$2,275,503

	NPI
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/19	$1,471,326	$—	$1,471,326
Net excess costs (recovery) for the quarter ended 3/31/20	(41,241)	—	(41,241)

Cumulative excess costs remaining at 3/31/20	1,430,085	—	1,430,085
Accrued interest at 3/31/20	276,542	—	276,542

Total remaining to be recovered at 3/31/20	$1,706,627	$—	$1,706,627

For the quarter ended March 31, 2020, lower production expenses primarily due to timing of invoices resulted in the partial recovery of excess costs on properties underlying the Texas working interests.

Underlying cumulative excess costs for the Texas working interest conveyance remaining as of March 31, 2020 totaled $2.3 million, including accrued interest of $0.4 million.

5.	XTO Energy Inc.

In computing net proceeds for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This monthly overhead charge at March 31, 2020 was $41,705 ($31,279 NPI) and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of March 31, 2020, this monthly charge was approximately $29,000 ($22,000 NPI) and is subject to annual adjustment based on an oil and gas industry index. Other than this property, XTO Energy and ExxonMobil do not operate or control any of the underlying properties or related working interests.

Item 2. Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the Trustee’s discussion and analysis contained in the Trust’s 2019 Annual Report on Form 10-K, as well as the condensed financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The Trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the Trust’s web site at www.crt-crosstimbers.com.

Distributable Income

For the quarter ended March 31, 2020, net profits income was $2,023,519 compared to $1,335,885 for first quarter 2019. This 51% increase in net profits income is primarily the result of increased oil and gas production ($0.3 million), increased oil prices ($0.2 million), decreased taxes, transportation and other costs ($0.2 million), net excess costs activity ($0.1 million), and decreased development costs ($0.1 million), partially offset by decreased gas prices ($0.2 million) and increased overhead ($0.1 million). See “Net Profits Income” below.

After considering interest income of $4,293 and administration expense of $218,878, distributable income for the quarter ended March 31, 2020 was $1,808,934, or $0.301489 per unit of beneficial interest. Administration expense for the quarter decreased $40,694 from the prior year quarter, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income and interest rates. For first quarter 2019, distributable income was $1,083,084, or $0.180514 per unit. Distributions to unitholders for the quarter ended March 31, 2020 were:

Record Date	Payment Date	Distribution per Unit
January 31, 2020	February 14, 2020	$0.104177
February 28, 2020	March 13, 2020	0.105993
March 31, 2020	April 14, 2020	0.091319

		$0.301489

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

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months Ended March 31 (a)		Increase (Decrease)
	2020	2019
Sales Volumes
Oil (Bbls) (b)
Underlying properties	53,808	47,174	14%
Average per day	585	513	14%
Net profits interests	26,090	12,347	111%

Gas (Mcf) (b)
Underlying properties	297,904	282,549	5%
Average per day	3,238	3,071	5%
Net profits interests	263,828	237,595	11%

Average Sales Prices
Oil (per Bbl)	$54.72	$48.88	12%
Gas (per Mcf)	$3.16	$4.22	(25%)

Revenues
Oil sales	$2,944,140	$2,305,750	28%
Gas sales	941,591	1,191,352	(21%)

Total Revenues	3,885,731	3,497,102	11%

Costs
Taxes, transportation and other	331,476	560,232	(41%)
Production expense (c)	1,089,451	990,328	10%
Development costs	33,713	206,508	(84%)
Excess costs (d)	54,987	225,963	(76%)

Total Costs	1,509,627	1,983,031	(24%)

Other Proceeds
Interest income	8,188	—	—

Net Proceeds	$2,384,292	$1,514,071	57%

Net Profits Income	$2,023,519	$1,335,885	51%

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

The following are explanations of significant variances on the underlying properties from first quarter 2019 to first quarter 2020:

Sales Volumes

Oil

Oil sales volumes increased 14% from first quarter 2019 to first quarter 2020 primarily because of timing of cash receipts, partially offset by natural production decline.

Gas

Gas sales volumes increased 5% from first quarter 2019 to first quarter 2020 primarily because of timing of cash receipts, partially offset by natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Oil

The average oil price increased 12% to $54.72 per Bbl for the first quarter. The first quarter 2020 oil price is primarily related to production from November 2019 through January 2020, when the average NYMEX price was $58.30 per Bbl.

Gas

Gas prices for the first quarter decreased 25% to $3.16 per Mcf. The first quarter 2020 gas price is primarily related to production from October through December 2019, when the average NYMEX price was $2.50 per MMBtu.

Beginning in March 2020 and continuing into the second quarter of 2020, numerous events have continued to have a downward impact on sales prices of our products. The COVID-19 pandemic and the government responses to this pandemic have significantly decreased the demand for oil and gas. It is not clear at the present time when or whether the pandemic will lift or when government policies may change. Additionally, market factors, including abundant supplies, have also negatively impacted prices. Even when demand returns, it could take time for these accumulated supplies to decrease and a new market equilibrium to emerge.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs decreased 41% for the first quarter primarily because of decreased property taxes and the receipt of oil severance tax incentives.

Production Expense

Production expense increased 10% for the first quarter primarily because of timing of charges.

Development Costs

Development costs related to properties underlying the 75% net profits interests decreased 84% for the first quarter primarily because of the absence of drilling costs related to the Hewitt Unit.

Excess Costs

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from any other conveyance. Underlying cumulative excess costs for the Texas working interest conveyance remaining as of March 31, 2020 totaled $2.3 million, including accrued interest of $0.4 million. For further information on excess costs, see Note 4 to Condensed Financial Statements.

Contingencies

For information on contingencies, see Note 3 to Condensed Financial Statements.

Forward-Looking Statements

Statements in this report relating to future plans, predictions, production, excess costs, litigation, arbitration, liquidity, financing, regulatory or court decisions, and the assumed public health necessary to carry out business activities are forward-looking statements. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements regarding the net profits interests, underlying properties, development activities, annual or monthly development, production and other costs and expenses, estimated rates of natural production decline, oil and gas prices and differentials to NYMEX prices, estimated changes in expenses, distributions to unitholders, and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties, including those detailed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019, which is incorporated by this reference as though fully set forth herein. XTO Energy and the Trustee assume no duty to update these statements as of any future date.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The recent spread of COVID-19, or the novel coronavirus, and the measures taken to mitigate the impact of the COVID-19 pandemic, are likely adversely affecting the business and operations of the operators of the properties underlying the net profits interests, which in turn could have an adverse effect on Trust distributions.

The business of the operators of the properties underlying the net profits interests is likely being adversely affected by the COVID-19 pandemic and measures being taken to mitigate its impact. As the coronavirus pandemic and government responses are rapidly evolving, the extent of the impact on domestic sales of crude oil and natural gas remains unknown and is constantly evolving. The industry is experiencing a sharp and rapid decline in the demand for crude oil and natural gas as the U.S. and global economy, and commodity prices, are being negatively impacted as economic activity is curtailed in response to the COVID-19 pandemic, as well as due to other geopolitical factors. Official restrictions on non-essential activities, including “shelter in place” and “stay at home” orders, have recently been introduced throughout the U.S. and the world, which may impact operators’ production activities and the length of time such measures are in place may further adversely affect Trust distributions. Fewer businesses than normal are open and fewer people are going to work which has reduced the demand for oil and natural gas, plus our operators’ reliance on third-party suppliers, contractors, and service providers exposes them to possibility of delay or interruption of operations. At this time, the full extent to which COVID-19 will negatively impact the global economy and the oil and gas industry is uncertain, but pandemics or other significant public health events will most likely have a material adverse effect on operators’ business and financial condition which would likely have an adverse effect on Trust distributions.

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Other than the item listed above, there have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019.

Item 6. Exhibits.

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 1A, 7 and 7A to the Annual Report on Form 10-K for Cross Timbers Royalty Trust filed with the Securities and Exchange Commission on March 12, 2020 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSS TIMBERS ROYALTY TRUST
By SIMMONS BANK, TRUSTEE

By	/S/ NANCY WILLIS
Nancy Willis
Vice President

EXXON MOBIL CORPORATION

Date: May 11, 2020	By	/S/ DAVID LEVY
David Levy
Vice President - Upstream Business Services