Form 10-Q
period 2020-06-30
CROSS TIMBERS ROYALTY TRUST
filed 2020-08-10
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of August 3, 2020

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at June 30, 2020, and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2020 and 2019, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. The condensed financial statements as of June 30, 2020, and for the three-month and six-month periods ended June 30, 2020 and 2019 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Cross Timbers Royalty Trust and

Simmons Bank, Trustee:

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Cross Timbers Royalty Trust (the “Trust”) as of June 30, 2020, and the related condensed statements of distributable income and of changes in trust corpus for the three-month and six-month periods ended June 30, 2020 and 2019, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with the modified cash basis of accounting described in Note 1.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

August 10, 2020

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	June 30, 2020	December 31, 2019

ASSETS

Cash and short-term investments	$1,255,899	$1,501,398

Interest to be received	103	1,642

Net profits interests in oil and gas properties - net (Note 1)	7,733,514	8,161,795

	$8,989,516	$9,664,835

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$256,002	$503,040

Expense reserve (a)	1,000,000	1,000,000

Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	7,733,514	8,161,795

	$8,989,516	$9,664,835

(a)	Expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income. The reserve is currently funded at $1,000,000.

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019

Net profits income	$1,255,092	$1,857,396	$3,278,611	$3,193,281

Interest income	1,350	6,857	5,643	13,628

Total income	1,256,442	1,864,253	3,284,254	3,206,909

Administration expense	147,450	144,365	366,328	403,937

Distributable income	$1,108,992	$1,719,888	$2,917,926	$2,802,972

Distributable income per unit (6,000,000 units)	$0.184832	$0.286648	$0.486321	$0.467162

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019

Trust corpus, beginning of period	$7,858,632	$8,437,697	$8,161,795	$8,526,512

Amortization of net profits interests	(125,118)	(112,869)	(428,281)	(201,684)

Distributable income	1,108,992	1,719,888	2,917,926	2,802,972

Distributions declared	(1,108,992)	(1,719,888)	(2,917,926)	(2,802,972)

Trust corpus, end of period	$7,733,514	$8,324,828	$7,733,514	$8,324,828

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

During the second quarter of 2020, short and long-term oil price forecasts continued to decline primarily due to the COVID-19 pandemic and market factors, including supply and demand. Although temporary low prices generally are not viewed as an indication of impairment, due to the significance of the current facts and circumstances, a trigger event occurred in the second quarter of 2020 for the 75% NPI indicating a need for further analysis. An assessment of the undiscounted future net cash flows for the 75% NPI was performed and it was determined that such cash flows exceeded the carrying value of the 75% NPI. Accordingly, there was no impairment of the NPI as of June 30, 2020. The Trustee will continue to monitor the NPI for impairment in future periods in light of continued price volatility. Impairments recorded for book purposes will not result in a loss for tax purposes for the unitholders until the loss is recognized.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the Trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $53,366,935 as of June 30, 2020 and $52,938,654 as of December 31, 2019.

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

The following summarizes excess costs activity, cumulative excess costs balances and accrued interest to be recovered by conveyance:

	Underlying
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/19	$1,961,767	$—	$1,961,767
Net excess costs (recovery) for the quarter ended 3/31/20	(54,987)	—	(54,987)
Net excess costs (recovery) for the quarter ended 6/30/20	164,666	195,276	359,942

Cumulative excess costs remaining at 6/30/20	2,071,446	195,276	2,266,722
Accrued interest at 6/30/20	387,146	—	387,146

Total remaining to be recovered at 6/30/20	$2,458,592	$195,276	$2,653,868

	NPI
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/19	$1,471,326	$—	$1,471,326
Net excess costs (recovery) for the quarter ended 3/31/20	(41,241)	—	(41,241)
Net excess costs (recovery) for the quarter ended 6/30/20	123,500	146,457	269,957

Cumulative excess costs remaining at 6/30/20	1,553,585	146,457	1,700,042
Accrued interest at 6/30/20	290,360	—	290,360

Total remaining to be recovered at 6/30/20	$1,843,945	$146,457	$1,990,402

For the quarter ended June 30, 2020, lower oil revenues due to a decline in prices resulted in excess costs on properties underlying the Texas and Oklahoma working interests.

Underlying cumulative excess costs for the Texas and Oklahoma working interest conveyances remaining as of June 30, 2020 totaled $2.7 million, including accrued interest of $0.4 million.

5.	XTO Energy Inc.

In computing net proceeds for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This monthly overhead charge at June 30, 2020 was $43,874 ($32,906 NPI) and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of June 30, 2020, this monthly charge was approximately $28,000 ($21,000 NPI) and is subject to annual adjustment based on an oil and gas industry index. Other than this property, XTO Energy and ExxonMobil do not operate or control any of the underlying properties or related working interests.

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

Distributable Income

Quarter

For the quarter ended June 30, 2020, net profits income was $1,255,092 compared to $1,857,396 for second quarter 2019. This 32% decrease in net profits income is primarily the result of decreased oil and gas prices ($1.3 million) and decreased gas production ($0.3 million), partially offset by decreased production expenses ($0.4 million), increased oil production ($0.2 million), decreased taxes, transportation and other costs ($0.2 million), and decreased development costs ($0.2 million). See “Net Profits Income” below.

After considering interest income of $1,350 and administration expense of $147,450, distributable income for the quarter ended June 30, 2020 was $1,108,992, or $0.184832 per unit of beneficial interest. Administration expense for the quarter increased $3,085 from the prior year quarter, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income and interest rates. For second quarter 2019, distributable income was $1,719,888, or $0.286648 per unit.

Distributions to unitholders for the quarter ended June 30, 2020 were:

Record Date	Payment Date	Distribution per Unit
April 30, 2020	May 14, 2020	$0.085888
May 29, 2020	June 12, 2020	0.056277
June 30, 2020	July 14, 2020	0.042667

		$0.184832

Six Months

For the six months ended June 30, 2020, net profits income was $3,278,611 compared to $3,193,281 for the same 2019 period. This 3% increase in net profits income is primarily the result of increased oil production ($0.5 million), decreased taxes, transportation and other costs ($0.4 million), decreased development costs ($0.3 million), decreased production expenses ($0.3 million) and net excess costs activity on the Texas and Oklahoma working interest properties ($0.1 million), partially offset by decreased oil and gas prices ($1.3 million), and decreased gas production ($0.2 million). See “Net Profits Income” below.

After considering interest income of $5,643 and administration expense of $366,328, distributable income for the six months ended June 30, 2020 was $2,917,926 or $0.486321 per unit of beneficial interest. Administration expense for the six months ended June 30, 2020 decreased $37,609 from the prior year six-month period, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income and interest rates. For the six months ended June 30, 2019, distributable income was $2,802,972, or $0.467162 per unit.

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

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months Ended June 30 (a)		Increase (Decrease)	Six Months Ended June 30 (a)		Increase (Decrease)
	2020	2019		2020	2019
Sales Volumes
Oil (Bbls) (b)
Underlying properties	51,900	45,883	13%	105,708	93,057	14%
Average per day	577	516	12%	581	514	13%
Net profits interests	17,875	12,090	48%	43,965	24,437	80%

Gas (Mcf) (b)
Underlying properties	325,179	431,248	(25%)	623,083	713,797	(13%)
Average per day	3,573	4,792	(25%)	3,405	3,922	(13%)
Net profits interests	288,691	379,423	(24%)	552,519	617,018	(10%)

Average Sales Prices
Oil (per Bbl)	$36.83	$54.11	(32%)	$45.93	$51.46	(11%)
Gas (per Mcf)	$2.43	$4.23	(43%)	$2.78	$4.23	(34%)

Revenues
Oil sales	$1,911,488	$2,482,541	(23%)	$4,855,628	$4,788,291	1%
Gas sales	790,639	1,826,049	(57%)	1,732,230	3,017,401	(43%)

Total Revenues	2,702,127	4,308,590	(37%)	6,587,858	7,805,692	(16%)

Costs
Taxes, transportation and other	316,668	567,387	(44%)	648,144	1,127,619	(43%)
Production expense (c)	1,245,241	1,721,097	(28%)	2,334,692	2,711,425	(14%)
Development costs	86,359	321,521	(73%)	120,072	528,029	(77%)
Excess costs (d)	(359,942)	(387,106)	(7%)	(304,955)	(161,143)	89%

Total Costs	1,288,326	2,222,899	(42%)	2,797,953	4,205,930	(33%)

Other Proceeds
Interest Income	—	—	—	8,188	—	—

Net Proceeds	$1,413,801	$2,085,691	(32%)	$3,798,093	$3,599,762	6%

Net Profits Income	$1,255,092	$1,857,396	(32%)	$3,278,611	$3,193,281	3%

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

The following are explanations of significant variances on the underlying properties from second quarter 2019 to second quarter 2020 and from the first six months of 2019 to the comparable period in 2020:

Sales Volumes

Oil

Oil sales volumes increased 13% for the second quarter and increased 14% for the six-month period primarily because of the timing of cash receipts, partially offset by natural production decline.

Gas

Gas sales volumes decreased 25% for the second quarter and decreased 13% for the six-month period primarily because of the timing of cash receipts and natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Oil

The average oil price decreased 32% to $36.83 per Bbl for the second quarter and decreased 11% to $45.93 per Bbl for the six-month period. The second quarter 2020 oil price is primarily related to production from February through April 2020, when the average NYMEX price was $33.18 per Bbl.

Gas

Gas prices for the second quarter decreased 43% to $2.43 per Mcf and for the six-month period decreased 34% to $2.78 per Mcf. The second quarter 2020 gas price is primarily related to production from January through March 2020, when the average NYMEX price was $1.95 per MMBtu.

Beginning in March 2020 and continuing into the second quarter of 2020, numerous events have continued to have a downward impact on sales prices of products produced from the underlying properties. The COVID-19 pandemic and the government responses to this pandemic have significantly decreased the demand for oil and gas. It is not clear at the present time when or whether the pandemic will lift or when government policies may change. Additionally, market factors, including abundant supplies, have also negatively impacted prices. Even when demand returns, it could take time for these accumulated supplies to decrease and a new market equilibrium, which may be lower than the pre-pandemic equilibrium, to emerge.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs decreased 44% for the second quarter primarily because of lower transportation costs due to decreased gas volumes and lower production taxes due to decreased oil and gas revenues. Taxes, transportation and other costs decreased 43% for the six-month period primarily because of lower transportation costs due to decreased gas volumes, lower property taxes due to the timing of property tax invoices, and decreased production taxes due to lower gas revenues and receipt of oil severance tax incentives.

Production Expense

Production expense decreased 28% for the second quarter and decreased 14% for the six-month period primarily because of timing of charges and decreased repairs and maintenance.

Development Costs

Development costs related to properties underlying the 75% net profits interests decreased 73% for the second quarter and decreased 77% for the six-month period primarily because of decreased drilling and completion costs in the Hewitt unit.

Excess Costs

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from any other conveyance. Underlying cumulative excess costs for the Texas and Oklahoma working interest conveyances remaining as of June 30, 2020 totaled $2.7 million, including accrued interest of $0.4 million. For further information on excess costs, see Note 4 to Condensed Financial Statements.

Contingencies

For information on contingencies, see Note 3 to Condensed Financial Statements.

Forward-Looking Statements

Statements in this report relating to future plans, predictions, production, excess costs, litigation, arbitration, regulatory or court decisions, economic activity and recovery, and the assumed public health necessary to carry out business activities are forward-looking statements. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements regarding the net profits interests, underlying properties, development activities, annual or monthly development, production and other costs and expenses, estimated rates of natural production decline, oil and gas prices and differentials to NYMEX prices, estimated changes in expenses, distributions to unitholders, and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties, including those detailed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019, which is incorporated by this reference as though fully set forth herein. XTO Energy and the Trustee assume no duty to update these statements as of any future date.

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

The recent spread of COVID-19, or the novel coronavirus, and the continually changing measures taken to mitigate the impact of single or multiple waves of the COVID-19 pandemic, are likely adversely affecting the business and operations of the operators of the properties underlying the net profits interests, which in turn could have an adverse effect on Trust distributions.

The business of the operators of the properties underlying the net profits interests is likely being adversely affected by the COVID-19 pandemic and measures being taken to mitigate its impact, especially to the extent areas experience multiple waves of the pandemic. As the coronavirus pandemic and government responses are rapidly escalating and de-escalating, the extent of the impact on domestic sales of crude oil and natural gas remains unknown and is constantly evolving. The industry has experienced a sharp and rapid decline in the demand for crude oil and natural gas as the U.S. and global economy, and commodity prices, have been negatively impacted as economic activity is curtailed in response to the COVID-19 pandemic, as well as due to other geopolitical factors. Official restrictions on non-essential activities, including “shelter in place” and “stay at home” orders, have recently been introduced or re-introduced throughout the U.S. and the world, which may impact operators’ production activities and the length of time such measures are in place may further adversely affect Trust distributions. Fewer businesses than normal are open and fewer people are going to work which has reduced the demand for oil and natural gas, plus our operators’ reliance on third-party suppliers, contractors, and service providers exposes them to possibility of delay or interruption of operations. At this time, the full extent to which COVID-19 will negatively impact the global economy and the oil and gas industry is uncertain, but pandemics or other significant public health events will most likely have a material adverse effect on operators’ business and financial condition which would likely have an adverse effect on Trust distributions.

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

CROSS TIMBERS ROYALTY TRUST
By SIMMONS BANK, TRUSTEE

	By	/s/ NANCY WILLIS
Nancy Willis
Vice President

EXXON MOBIL CORPORATION

Date: August 10, 2020	By	/s/ DAVID LEVY
David Levy
Vice President - Upstream Business Services