Form 10-Q
period 2020-09-30
CROSS TIMBERS ROYALTY TRUST
filed 2020-11-06
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of November 1, 2020

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at September 30, 2020, and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2020 and 2019, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. The condensed financial statements as of September 30, 2020, and for the three-month and nine-month periods ended September 30, 2020 and 2019 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Cross Timbers Royalty Trust and

Simmons Bank, Trustee

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Cross Timbers Royalty Trust (the “Trust”) as of September 30, 2020, and the related condensed statements of distributable income and of changes in trust corpus for the three-month and nine-month periods ended September 30, 2020 and 2019, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with the modified cash basis of accounting described in Note 1.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus as of December 31, 2019, and the related statements of distributable income and of changes in trust corpus for the year then ended (not presented herein), and in our report dated March 12, 2020, which included a paragraph describing the modified cash basis of accounting, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2019, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

Basis for Review Results

These interim financial statements are the responsibility of the Trustee. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Basis of Accounting

As described in Note 1, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

November 6, 2020

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Cash and short-term investments	$1,192,251	$1,501,398
Interest to be received	31	1,642
Net profits interests in oil and gas properties - net (Note 1)	7,655,559	8,161,795

	$8,847,841	$9,664,835

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$192,282	$503,040
Expense reserve (a)	1,000,000	1,000,000
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	7,655,559	8,161,795

	$8,847,841	$9,664,835

(a)	Expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income. The reserve is currently funded at $1,000,000.

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Net profits income	$829,258	$1,272,845	$4,107,869	$4,466,126
Interest income	134	6,337	5,777	19,965

Total income	829,392	1,279,182	4,113,646	4,486,091
Administration expense	215,400	154,308	581,728	558,245

Distributable income	$613,992	$1,124,874	$3,531,918	$3,927,846

Distributable income per unit (6,000,000 units)	$0.102332	$0.187479	$0.588653	$0.654641

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Trust corpus, beginning of period	$7,733,514	$8,324,828	$8,161,795	$8,526,512
Amortization of net profits interests	(77,955)	(87,057)	(506,236)	(288,741)
Distributable income	613,992	1,124,874	3,531,918	3,927,846
Distributions declared	(613,992)	(1,124,874)	(3,531,918)	(3,927,846)

Trust corpus, end of period	$7,655,559	$8,237,771	$7,655,559	$8,237,771

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

During the third quarter 2020, no trigger event occurred indicating a need for further analysis. Accordingly, there was no impairment of the NPI as of September 30, 2020. The Trustee will continue to monitor the NPI for impairment in future periods in light of continued price volatility. Impairments recorded for book purposes will not result in a loss for tax purposes for the unitholders until the loss is recognized.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the Trust. Amortization of the net profits interests is calculated on a unit-of-production basis and is charged directly to trust corpus. Accumulated amortization was $53,444,890 as of September 30, 2020 and $52,938,654 as of December 31, 2019.

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

The Trustee has objected to similar claims relating to the Chieftain settlement with respect to another trust for which it serves as trustee (the Hugoton Royalty Trust) pursuant to a demand for arbitration styled Simmons Bank (successor to Southwest Bank and Bank of America, N.A.) vs. XTO Energy Inc. through the American Arbitration Association seeking a declaratory judgment that the Chieftain settlement is not a production cost and that XTO Energy is prohibited from charging the settlement as a production cost under the conveyance or otherwise reducing the Hugoton Royalty Trust’s payments now or in the future as a result of the Chieftain litigation. Therefore, the Trustee and XTO have agreed that XTO will defer making the accounting entries to allocate to the Trust its proportional share of the Chieftain settlement until the panel in the pending arbitration issues its final award on the Trustee’s request for a declaratory judgment expected to occur in the first quarter 2021. The Trustee intends to review any claimed reductions in payment to the Trust based on the facts and circumstances of the settlement.

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

The following summarizes excess costs activity, cumulative excess costs balances and accrued interest to be recovered by conveyance:

	Underlying
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/19	$1,961,767	$—	$1,961,767
Net excess costs (recovery) for the quarter ended 3/31/20	(54,987)	—	(54,987)
Net excess costs (recovery) for the quarter ended 6/30/20	164,666	195,276	359,942
Net excess costs (recovery) for the quarter ended 9/30/20	103,667	91,580	195,247

Cumulative excess costs remaining at 9/30/20	2,175,113	286,856	2,461,969
Accrued interest at 9/30/20	407,753	2,191	409,944

Total remaining to be recovered at 9/30/20	$2,582,866	$289,047	$2,871,913

	NPI
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/19	$1,471,326	$—	$1,471,326
Net excess costs (recovery) for the quarter ended 3/31/20	(41,241)	—	(41,241)
Net excess costs (recovery) for the quarter ended 6/30/20	123,500	146,457	269,957
Net excess costs (recovery) for the quarter ended 9/30/20	77,750	68,685	146,435

Cumulative excess costs remaining at 9/30/20	1,631,335	215,142	1,846,477
Accrued interest at 9/30/20	305,814	1,643	307,457

Total remaining to be recovered at 9/30/20	$1,937,149	$216,785	$2,153,934

For the quarter ended September 30, 2020, lower oil revenues due to a decline in prices resulted in excess costs on properties underlying the Texas and Oklahoma working interests.

Underlying cumulative excess costs for the Texas and Oklahoma working interest conveyances remaining as of September 30, 2020 totaled $2.9 million, including accrued interest of $0.4 million.

5.	XTO Energy Inc.

In computing net proceeds for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This monthly overhead charge at September 30, 2020 was $43,874 ($32,906 NPI) and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of September 30, 2020, this monthly charge was approximately $28,000 ($21,000 NPI) and is subject to annual adjustment based on an oil and gas industry index. Other than this property, XTO Energy and ExxonMobil do not operate or control any of the underlying properties or related working interests.

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

Distributable Income

Quarter

For the quarter ended September 30, 2020, net profits income was $829,258 compared to $1,272,845 for third quarter 2019. This 35% decrease in net profits income is primarily the result of lower oil and gas prices ($0.9 million), partially offset by decreased production expenses ($0.2 million), increased oil and gas production ($0.2 million), and decreased development costs ($0.1 million). See “Net Profits Income” below.

After considering interest income of $134 and administration expense of $215,400, distributable income for the quarter ended September 30, 2020 was $613,992, or $0.102332 per unit of beneficial interest. Administration expense for the quarter increased $61,092 from the prior year quarter, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income and interest rates. For third quarter 2019, distributable income was $1,124,874, or $0.187479 per unit.

Distributions to unitholders for the quarter ended September 30, 2020 were:

Record Date	Payment Date	Distribution per Unit
July 31, 2020	August 14, 2020	$0.032331
August 31, 2020	September 15, 2020	0.037954
September 30, 2020	October 15, 2020	0.032047

		$0.102332

Nine Months

For the nine months ended September 30, 2020, net profits income was $4,107,869 compared to $4,466,126 for the same 2019 period. This 8% decrease in net profits income is primarily the result of lower oil and gas prices ($2.3 million) and decreased gas production ($0.2 million), partially offset by increased oil production ($0.7 million), decreased production expenses ($0.5 million), decreased taxes, transportation and other costs ($0.4 million), decreased development costs ($0.4 million) and net excess costs activity on the Texas and Oklahoma working interest properties ($0.1 million).

See “Net Profits Income” below.

After considering interest income of $5,777 and administration expense of $581,728, distributable income for the nine months ended September 30, 2020 was $3,531,918, or $0.588653 per unit of beneficial interest. Administration expense for the nine months ended September 30, 2020 increased $23,483 from the prior year nine-month period, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income and interest rates. For the nine months ended September 30, 2019, distributable income was $3,927,846, or $0.654641 per unit.

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

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months			Nine Months
	Ended September 30 (a)		Increase	Ended September 30 (a)		Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)
Sales Volumes
Oil (Bbls) (b)
Underlying properties	42,937	36,914	16%	148,645	129,971	14%
Average per day	467	401	16%	543	476	14%
Net profits interests	10,822	11,827	(8%)	54,787	36,264	51%

Gas (Mcf) (b)
Underlying properties	324,615	303,977	7%	947,698	1,017,774	(7%)
Average per day	3,567	3,340	7%	3,459	3,728	(7%)
Net profits interests	294,590	269,140	9%	847,109	886,158	(4%)

Average Sales Prices
Oil (per Bbl)	$29.36	$55.64	(47%)	$41.15	$52.64	(22%)
Gas (per Mcf)	$2.37	$3.11	(24%)	$2.64	$3.89	(32%)

Revenues
Oil sales	$1,260,725	$2,053,842	(39%)	$6,116,353	$6,842,133	(11%)
Gas sales	768,385	945,349	(19%)	2,500,615	3,962,750	(37%)

Total Revenues	2,029,110	2,999,191	(32%)	8,616,968	10,804,883	(20%)

Costs
Taxes, transportation and other	325,929	344,420	(5%)	974,073	1,472,039	(34%)
Production expense (c)	972,730	1,212,724	(20%)	3,307,422	3,924,149	(16%)
Development costs	4,300	178,699	(98%)	124,372	706,728	(82%)
Excess costs (d)	(195,247)	(174,789)	12%	(500,202)	(335,932)	49%

Total Costs	1,107,712	1,561,054	(29%)	3,905,665	5,766,984	(32%)

Other Proceeds
Interest Income	—	—	—	8,188	—	—

Net Proceeds	$921,398	$1,438,137	(36%)	$4,719,491	$5,037,899	(6%)

Net Profits Income	$829,258	$1,272,845	(35%)	$4,107,869	$4,466,126	(8%)

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

The following are explanations of significant variances on the underlying properties from third quarter 2019 to third quarter 2020 and from the first nine months of 2019 to the comparable period in 2020:

Sales Volumes

Oil

Oil sales volumes increased 16% for the third quarter and increased 14% for the nine-month period primarily because of the timing of cash receipts and decreased downtime, partially offset by natural production decline.

Gas

Gas sales volumes increased 7% for third quarter primarily because of timing of cash receipts, partially offset by natural production decline. Gas sales volumes decreased 7% for the nine-month period primarily because of natural production decline and timing of cash receipts.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Oil

The average oil price decreased 47% to $29.36 per Bbl for the third quarter and decreased 22% to $41.15 per Bbl for the nine-month period. The third quarter 2020 oil price is primarily related to production from May through July 2020, when the average NYMEX price was $35.96 per Bbl.

Gas

Gas prices for the third quarter decreased 24% to $2.37 per Mcf and for the nine-month period decreased 32% to $2.64 per Mcf. The third quarter 2020 gas price is primarily related to production from April through June 2020, when the average NYMEX price was $1.72 per MMBtu.

Beginning in March 2020 and continuing into the third quarter of 2020, numerous events have continued to have a downward impact on sales prices of products produced from the underlying properties. The COVID-19 pandemic and the government responses to this pandemic have significantly decreased the demand for oil and gas. It is not clear at the present time when or whether the pandemic will lift or when government policies may change. Additionally, market factors, including abundant supplies, have also negatively impacted prices. Even when demand returns, it could take time for these accumulated supplies to decrease and a new market equilibrium, which may be lower than the pre-pandemic equilibrium, to emerge.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs decreased 5% for the third quarter primarily because of lower production taxes due to decreased revenues, partially offset by higher transportation costs due to increased gas volumes. Taxes, transportation and other costs decreased 34% for the nine-month period primarily because of lower production taxes due to decreased revenues and receipt of oil severance tax incentives, lower transportation costs due to decreased gas volumes, and lower property taxes due to the timing of property tax invoices.

Production Expense

Production expense decreased 20% for the third quarter and decreased 16% for the nine-month period primarily because of timing of charges, decreased field costs, and repairs and maintenance.

Development Costs

Development costs related to properties underlying the 75% net profits interests decreased 98% for the third quarter and 82% for the nine-month period primarily because of decreased drilling and completion costs in the Hewitt unit.

Excess Costs

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from any other conveyance. Underlying cumulative excess costs for the Texas and Oklahoma working interest conveyances remaining as of September 30, 2020 totaled $2.9 million, including accrued interest of $0.4 million. For further information on excess costs, see Note 4 to Condensed Financial Statements.

Contingencies

For information on contingencies, see Note 3 to Condensed Financial Statements.

Forward-Looking Statements

Statements in this report relating to future plans, predictions, production, excess costs, litigation, arbitration, regulatory or court decisions, economic activity and recovery, and the impact of one or more waves of the COVID-19 pandemic and the accompanying government response on trade, travel and energy demand and pricing are forward-looking statements. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements regarding the net profits interests, underlying properties, development activities, annual or monthly development, production and other costs and expenses, estimated rates of natural production decline, oil and gas prices and differentials to NYMEX prices, estimated changes in expenses, distributions to unitholders, and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties, including those detailed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019, which is incorporated by this reference as though fully set forth herein. XTO Energy and the Trustee assume no duty to update these statements as of any future date.

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

CROSS TIMBERS ROYALTY TRUST
By SIMMONS BANK, TRUSTEE

	By	/s/ NANCY WILLIS
Nancy Willis
Vice President

EXXON MOBIL CORPORATION

Date: November 6, 2020	By	/s/ DAVID LEVY
David Levy
Vice President - Upstream Business Services