Form 10-K
period 2020-12-31
CROSS TIMBERS ROYALTY TRUST
filed 2021-04-13
CIK 881787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐        NO  ☒

The aggregate market value of units of beneficial interest held by non-affiliates of the registrant at June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $44.3 million.

The number of units of beneficial interest outstanding as of March 15, 2021 was 6,000,000.

CROSS TIMBERS ROYALTY TRUST

2020 ANNUAL REPORT ON FORM 10-K

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

Cross Timbers Royalty Trust (the “Trust”) is an express trust created under the laws of Texas pursuant to the Cross Timbers Royalty Trust Indenture entered into on February 12, 1991 between predecessors of XTO Energy Inc. (formerly known as Cross Timbers Oil Company and, hereafter, “XTO Energy”), as grantors, and NCNB Texas National Bank, as Trustee. Simmons Bank (the “Trustee”) is now the Trustee of the Trust.

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

Approximately 41% of the net profits income received by the Trust during 2020 was attributable to natural gas, as well as 50% of the Trust’s estimated future net cash flows from proved reserves at December 31, 2020 (based on estimated future net cash flows using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period). There is generally a greater demand for gas during the winter. Otherwise, Trust income is not subject to seasonal factors, nor dependent upon patents, licenses, franchises or concessions. The Trust conducts no research activities.

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

The spread of different variants of the COVID-19, or the novel coronavirus, and the continually changing measures taken to mitigate the impact of single or multiple waves of the COVID-19 pandemic, have and are likely to continue to have an adverse effect on the demand for oil and gas and the business and operations of the operators of the properties underlying the net profits interests, which in turn could have an adverse effect on Trust distributions.

Demand for oil and gas, and the business and operations of the operators of the properties underlying the net profits interests, have and are likely to continue to be adversely impacted by the different variants of the COVID-19 pandemic and measures being taken to mitigate its impact, especially to the extent areas experience multiple waves of the pandemic. As the coronavirus pandemic and government responses are rapidly escalating and de-escalating, the extent of the impact on domestic sales of crude oil and natural gas remains unknown and is constantly evolving. The industry has experienced a sharp and rapid decline in the demand for crude oil and natural gas as the U.S. and global economy, and commodity prices, have been negatively impacted as economic activity is curtailed in response to the COVID-19 pandemic, as well as due to other geopolitical factors. Official restrictions on non-essential activities, including “shelter in place” and “stay at home” orders, have been introduced or re-introduced throughout the U.S. and the world, which may impact operators’ production activities and the length of time such measures are in place may further adversely affect Trust distributions. Fewer businesses than normal are open and fewer people are going to work which has reduced the demand for oil and natural gas, plus our operators’ reliance on third-party suppliers, contractors, and service providers exposes them to possibility of delay or interruption of operations. At this time, the full extent to which COVID-19 will negatively impact the global economy and the oil and gas industry is uncertain, but pandemics or other significant public health events will most likely have a material adverse effect on operators’ business and financial condition which would likely have an adverse effect on Trust distributions.

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

Current and future oil and natural gas prices fluctuate due to a number of uncontrollable factors, and any decline will adversely affect the net proceeds payable to the Trust and Trust distributions.

The Trust’s monthly cash distributions are highly dependent upon the prices realized from the sale of natural gas and oil. Oil and natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and XTO Energy. Factors that contribute to price fluctuations include instability in oil-producing regions, worldwide economic conditions, weather conditions, trade barriers, political instability, public health concerns, such as COVID-19, the supply of domestic and foreign oil, natural gas and natural gas liquids, consumer demand, the price and availability of alternative fuels, the proximity to, and capacity of, transportation facilities and the effect of worldwide energy conservation measures. Moreover, government regulations, such as regulation of natural gas transportation and price controls, environmental regulations, production restrictions, or trade barriers, can affect product prices. Oil and natural gas prices have declined substantially from historical highs and may not return to those levels in the foreseeable future, if ever. For example, sharp decline in demand as a result of the COVID-19 pandemic and the ensuing government responses resulted in negative oil prices briefly in 2020. Further, a significant decline in current oil or natural gas prices or lower anticipated long-term prices could have a material adverse effect on the amount of oil and natural gas that is economic to produce, Trust net profits (and therefore cash available for distribution to unitholders) and proved reserves attributable to the Trust’s interests. The volatility of energy prices reduces the predictability of future cash distributions to Trust unitholders.

Higher production expense and/or development costs, without concurrent increases in revenue, will directly decrease the net proceeds payable to the Trust from the properties underlying the 75% net profits interests.

Production expense and development costs are deducted in the calculation of the Trust’s share of net proceeds from properties underlying the 75% net profits interests. Accordingly, higher or lower production expense and development costs, without concurrent changes in revenue, will directly decrease or increase the amount received by the Trust for its 75% net profits interests. If development costs and production expense for properties underlying the 75% net profits in a particular state exceed the production proceeds from the properties, (as was the case with respect to the properties underlying the Texas working interests for all of 2019 and 2020 and with respect to the properties underlying the Oklahoma working interests for the 2019 distribution months of January, April, September, October and November and the 2020 distribution months of June through December) the Trust will not receive net profits income for those properties until future net proceeds from production in that state exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs.

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

The net profits interests can be sold and the Trust would be terminated. The Trust will also be terminated if it fails to generate sufficient gross revenues.

The Trust may sell the net profits interests if the holders of 80% or more of the outstanding Trust units approve the sale or vote to terminate the Trust. The Trust will terminate if it fails to generate gross revenues from the underlying properties of at least $1,000,000 per year over any successive two-year period. Sale of all of the net profits interests will terminate the Trust. The net proceeds of any sale must be for cash with the proceeds less any Trust administrative costs promptly distributed to the Trust unitholders.

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

Extensive federal, state and local regulation of the oil and natural gas industry significantly affects operations on the underlying properties. In particular, oil and natural gas development and production are subject to stringent environmental regulations. These regulations have increased the costs of planning, designing, drilling, installing, operating and abandoning oil and natural gas wells and other related facilities, which costs could reduce net proceeds payable to the Trust and Trust distributions. These regulations may become more demanding in the future. These regulations can often be changed by administrative agencies without formal legislation, resulting in additional costs that can impact distributions. See “Regulation” in Item 2, Properties, and “Greenhouse Gas Emissions and Climate Change Regulations” in Item 7, Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

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

U.S. federal tax reform legislation informally known as the Tax Cuts and Jobs Act (the “TCJA”) was enacted December 22, 2017, and makes significant changes to the federal income tax rules applicable to both individuals and entities, including changes to the effective tax rate on a Trust unitholder’s allocable share of certain income from the Trust. The TCJA is complex and lacks administrative guidance, thus, Trust unitholders should consult their tax advisor regarding the TCJA and its effect on an investment in Trust units. In addition, the current administration has generally proposed repealing fossil fuel tax subsidies, which could impact certain tax benefits available to Trust unitholders.

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

As of December 31, 2020, the Trust did not have any unresolved Securities and Exchange Commission staff comments.

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

The underlying properties include over 2,900 producing properties with established production histories in Texas, Oklahoma and New Mexico. The average reserve-to-production index for the underlying properties as of December 31, 2020 is approximately ten years. This index is calculated using total proved reserves and estimated 2021 production for the underlying properties. The projected 2021 production is from proved developed producing reserves as of December 31, 2020. Based on estimated future net cash flows at 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, the future net cash flows from proved reserves of the underlying properties are approximately 50% oil and 50% natural gas. The underlying properties also include certain nonproducing properties in Texas, Oklahoma and New Mexico that are primarily mineral interests.

Producing Acreage, Wells and Drilling

90% Net Profits Interests Underlying Royalties.    Royalty and overriding royalty properties underlying the 90% net profits interests represent approximately 99% of the discounted future net cash flows from Trust’s net profits interests proved reserves at December 31, 2020. Approximately 50% of the discounted future net cash flows from the 90% net profits interests are from gas reserves, totaling 12.9 Bcf. Oil reserves allocated to the 90% net profits interests are primarily located in West Texas and are estimated to be 805,000 Bbls at December 31, 2020.

The underlying royalties are royalty and overriding royalty interests primarily located in mature producing oil and gas fields. The most significant producing region in which the underlying royalties are located is the San Juan Basin in northwestern New Mexico. The San Juan Basin royalties gas production accounted for approximately 77% of the Trust’s net profits interests gas sales volumes and 30% of the net profits income for 2020. The Trust’s net profits interests estimated proved gas reserves from this region totaled 10.7 Bcf at December 31, 2020, or approximately 83% of Trust’s net profits interests total gas reserves at that date. XTO Energy estimates that underlying royalties in the San Juan Basin include more than 4,779 gross (approximately 51.7 net) wells, covering almost 60,000 gross acres. The majority of these wells are operated by BP America Production Company or Hilcorp.

San Juan Basin oil and gas accumulations, inclusive of the Fruitland Coal, Pictured Cliffs, Mancos, Mesaverde, and Dakota formations, have produced within the basin for over 100 years. Although these reservoirs have seen almost a century of development, numerous upside opportunities are still available to basin operators via down-spacing drilling, recompletions, lateral drilling, and lease cost optimizations. Recently, operators have moved development toward the more liquid-rich portions of the basin through the following:

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

The underlying royalties contain approximately 277,136 gross (approximately 31,476 net) producing acres. Well counts for the underlying royalties cannot be provided because information regarding the number of wells on royalty properties is generally not made available to royalty interest owners.

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

Trust’s net profits interests proved reserves from the 75% net profits interests are almost entirely oil, estimated to be approximately 7,000 Bbls and represent approximately 1% of the discounted future net cash flows of the Trust’s net profits interests proved reserves at December 31, 2020.

The underlying working interest properties are detailed below:

			Ownership by XTO Energy
Unit	County/State	Operator	Working Interest	Revenue Interest
North Cowden	Ector/Texas	Occidental Permian Ltd.	1.7%	1.4%
North Central Levelland	Hockley/Texas	Apache Corporation	3.2%	2.1%
Penwell	Ector/Texas	Cross Timbers Energy, LLC	5.2%	4.6%
Sharon Ridge Canyon	Borden/Texas	OXY USA WTP LP	4.3%	2.8%
Hewitt	Carter/Oklahoma	XTO Energy Inc.	11.3%	9.9%
Wildcat Jim	Carter/Oklahoma	Citation Oil & Gas Corporation	8.6%	7.5%
South Graham Deese Sand	Carter/Oklahoma	Scout Energy Management LLC	9.2%	7.4%

The underlying working interest properties consist of 3,814 gross (2,993 net) producing acres. As of December 31, 2020, there were 1,364 gross (69.2 net) productive oil wells. There were no wells drilled in 2019 or 2020. As operator of the Hewitt Unit, XTO Energy has advised the Trustee that it has no plans to drill in 2021.

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

Total 2020 development costs were $120,684, down 84% from 2019 development costs of $767,682. Development costs were lower in 2020 primarily because of decreased drilling and completion costs in the Hewitt unit.

As reported to XTO Energy by unit operators in February of each year, underlying budgeted development costs were $2.1 million for 2020 and $2.3 million for 2019 ($1.6 million and $1.7 million, respectively, net to the Trust). Actual development costs often differ from amounts budgeted because of changes in product prices and other factors that may affect the timing or selection of projects. Also, costs are deducted in the calculation of Trust net profits income several months after they are incurred by the operator. Unit operators have reported underlying budgeted costs of approximately $1.0 million for 2021 and $0.8 million for 2022 ($0.7 million and $0.6 million, respectively, net to the Trust). Changes in oil or natural gas prices could impact future development plans on the underlying properties.

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from other conveyances. Remaining cumulative excess costs for the Texas and Oklahoma working interest conveyances totaled $2,904,531 ($2,178,398 net to the Trust), including accrued interest of $0.4 million ($0.3 million net to the Trust) for the period ended December 31, 2020. For information regarding the effect of excess costs on Trust net profits income, see Note 7 to Financial Statements under Item 8, including the excess cost balance and accrued interest by conveyance, Financial Statements and Supplementary Data.

Estimated Proved Reserves and Future Net Cash Flows

The following are proved reserves of the underlying properties, as estimated by independent engineers, and proved reserves and future net cash flows from proved reserves of the net profits interests, based on an allocation of these reserves, at December 31, 2020:

	Underlying Properties		Net Profits Interests
	Proved Reserves (a)		Proved Reserves (a) (b)		Future Net Cash Flows from Proved Reserves (a) (c)
	Oil	Gas	Oil	Gas
(in thousands)	(Bbls)	(Mcf)	(Bbls)	(Mcf)	Undiscounted	Discounted
90% Net Profits Interests
San Juan Basin	18	11,883	16	10,695	$23,145	$12,514
Other New Mexico	35	96	32	95	1,285	667
Texas	737	1,127	663	1,014	25,052	12,244
Oklahoma	104	1,281	94	1,079	5,599	3,181

Total	894	14,387	805	12,883	55,081	28,606

75% Net Profits Interests
Texas	—	—	—	—	—	—
Oklahoma	610	221	7	2	234	203

Total	610	221	7	2	234	203

TOTAL	1,504	14,608	812	12,885	$55,315	$28,809

(a)	Based on 12-month average oil price of $36.21 per Bbl and $2.44 per Mcf for gas, based on the first-day-of-the-month price for each month in the period.

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

(c)	Before income taxes since future net cash flows are not subject to taxation at the trust level. Future net cash flows are discounted at an annual rate of 10%.

Proved reserves at December 31, 2020 consist of the following:

	Underlying Properties		Net Profits Interests
	Proved Reserves		Proved Reserves
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Proved developed producing reserves	1,504	14,608	812	12,885
Proved undeveloped reserves	—	—	—	—
Proved developed non-producing reserves	—	—	—	—

Total proved reserves	1,504	14,608	812	12,885

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

The XTO Energy reserve engineering group reviews reserve estimates with third-party petroleum consultants, Miller and Lents, Ltd., independent petroleum engineers. Miller and Lents, Ltd. estimated oil and gas reserves attributable to the underlying properties as of December 31, 2020, 2019, 2018 and 2017. Miller and Lents’ primary technical person responsible for calculating the Trust’s reserves has more than ten years of experience as a reserve engineer. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

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

Oil and gas production and average sales prices attributable to the underlying properties and the net profits interests for each of the two years ended December 31 were as follows:

	90% Net Profits Interests		75% Net Profits Interests		Total
	2020	2019	2020	2019	2020	2019
Production
Underlying Properties
Oil—Sales (Bbl)	67,762	50,928	131,668	127,413	199,430	178,341
Average per day (Bbls)	185	140	360	349	545	489
Gas—Sales (Mcf)	1,231,360	1,326,336	9,998	10,444	1,241,358	1,336,780
Average per day (Mcf)	3,364	3,634	27	28	3,391	3,662
Net Profits Interests
Oil—Sales (Bbls)	56,676	43,453	13,517	7,606	70,193	51,059
Average per day (Bbls)	155	119	37	21	192	140
Gas—Sales (Mcf)	1,347,518	1,171,285	289	1,076	1,347,807	1,172,361
Average per day (Mcf)	3,682	3,209	1	3	3,683	3,212

Average Sales Price
Oil (per Bbl)	$45.31	$54.68	$38.38	$52.04	$40.74	$52.79
Gas (per Mcf)	$2.52	$3.69	$7.57	$10.72	$2.56	$3.74

Average Production
Cost per BOE (a)	$0.07	$0.26	$32.32	$41.78	$10.65	$13.63

(a)

Total average production cost per BOE includes production from the properties underlying the 90% net profits interests, which are substantially all royalty and overriding royalty interests with insignificant production costs.

Oil and gas production by conveyance attributable to the underlying properties for each of the two years ended December 31 were as follows:

	Underlying Gas Production (Mcf)
Conveyance	2020	2019
New Mexico royalty interest	836,918	991,262
Oklahoma royalty interest	213,405	191,611
Texas royalty interest	181,038	143,463
Texas working interest	9,379	7,420
Oklahoma working interest	618	3,024

Total	1,241,358	1,336,780

	Underlying Oil Production (Bbls)
Conveyance	2020	2019
New Mexico royalty interest	4,961	3,236
Oklahoma royalty interest	22,102	15,729
Texas royalty interest	40,699	31,963
Texas working interest	41,061	42,537
Oklahoma working interest	90,607	84,876

Total	199,430	178,341

Nonproducing Acreage

The underlying nonproducing royalties contain approximately 216,000 gross (approximately 21,000 net) acres in Texas, Oklahoma and New Mexico which were nonproducing at the date of the Trust’s creation. The Trust is entitled to 10% of oil and gas production attributable to the underlying mineral interests, but is not entitled to delay rental payments or lease bonuses. There has been no significant development of such nonproducing acreage since the Trust’s creation.

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

Because the Trust is a grantor trust for federal tax purposes, each unitholder is taxed directly on his proportionate share of income, deductions and credits of the Trust consistent with each such unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust. The income of the Trust consists primarily of a specified share of the net profits from the sale of oil and natural gas produced from the underlying properties. During 2020, the Trust incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust.

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

The net profits interests constitute “economic interests” in oil and gas properties for federal tax purposes. Each unitholder is entitled to amortize the cost of the units through cost depletion over the life of the net profits interests or, if greater, through percentage depletion equal to 15% of gross income, limited to 100% of the net income from such net profits interests. Unlike cost depletion, percentage depletion is not limited to a unitholder’s depletable tax basis in the units. Rather, a unitholder is entitled to a percentage depletion deduction as long as the applicable underlying properties generate gross income. Unitholders should compute both percentage depletion and cost depletion from each property and claim the larger amount as a deduction on their income tax returns.

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

Individuals may also incur expenses in connection with the acquisition or maintenance of Trust units. For tax years beginning before January 1, 2018 and after December 31, 2025, these expenses, which are different from a unitholder’s share of the Trust’s administrative expenses discussed above, may be deductible as “miscellaneous itemized deductions” only to the extent that such expenses exceed 2 percent of the individual’s adjusted gross income. Under the TCJA, for tax years beginning after December 31, 2017 and before January 1, 2026, miscellaneous itemized deductions are not allowed.

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

The Treasury Department issued guidance providing that the FATCA withholding rules described above generally apply to qualifying payments made after June 30, 2014. Foreign unitholders are encouraged to consult their own tax advisor regarding the possible implications of these withholding provisions on their investment in Trust units.

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

Unitholders should consult their tax advisor regarding Trust tax compliance matters.

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

At March 5, 2021, there were 6,000,000 units outstanding and approximately 179 unitholders of record; 5,926,294 of these units were held by depository institutions.

The Trust has no equity compensation plans, nor has it purchased any units during the period covered by this report.

See “Item 1. Business” for a description of the Trustee’s obligations to make monthly distributions and how the monthly distribution amount is determined under the indenture.

Item 6.	Selected Financial Data

Not required for smaller reporting companies; the Trust has elected to omit this information.

Item 7.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Calculation of Net Profits Income

The following is a summary of the calculation of net profits income received by the Trust:

	Year Ended December 31(a)		Quarter Ended December 31(a)
	2020	2019	2020	2019
Sales Volumes
Oil (Bbls) (b)
Underlying properties	199,430	178,341	50,785	48,370
Average per day	545	489	552	526
Net profits interests	70,193	51,059	15,406	14,795
Gas (Mcf) (b)
Underlying properties	1,241,358	1,336,780	293,660	319,006
Average per day	3,391	3,662	3,192	3,467
Net profits interests	1,347,807	1,172,361	500,698	286,203
Average Sales Price
Oil (per Bbl)	$40.74	$52.79	$39.53	$53.19
Gas (per Mcf)	$2.56	$3.74	$2.31	$3.27
Revenues
Oil sales	$8,124,134	$9,414,818	$2,007,781	$2,572,685
Gas sales	3,178,087	5,004,926	677,472	1,042,176

Total Revenues	11,302,221	14,419,744	2,685,253	3,614,861

Costs
Taxes, transportation and other	1,455,933	1,910,316	481,860	438,277
Production expense (c)	4,327,241	5,466,734	1,019,819	1,542,585
Development costs	120,684	767,682	(3,688)	60,954
Excess costs (d)	(509,602)	(401,166)	(9,400)	(65,234)

Total Costs	5,394,256	7,743,566	1,488,591	1,976,582

Other Proceeds (e)	145,282	—	137,094	—

Net Proceeds	$6,053,247	$6,676,178	$1,333,756	$1,638,279

Net Profits Income	$5,308,249	$5,934,606	$1,200,380	$1,468,480

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

Results of Operations

Years Ended December 31, 2020 and 2019

Net profits income for 2020 was $5,308,249 as compared with $5,934,606 for 2019. The 11% decrease in net profits income from 2019 to 2020 was primarily because of lower oil and gas prices ($3.2 million), and decreased gas production ($0.2 million), partially offset by increased oil production ($0.8 million), decreased production expenses ($0.9 million), decreased development costs ($0.5 million), decreased taxes, transportation and other costs ($0.4 million), increased other proceeds ($0.1 million), and net excess costs activity ($0.1 million). During 2020 and 2019, 41% and 56%, respectively, of net profits income was derived from gas sales.

Trust administration expense was $639,441 in 2020 as compared to $702,643 in 2019. Cash reserve activity was $0 in 2020 and 2019. As of December 31, 2020, the reserve is funded at $1,000,000. Interest income was $5,864 in 2020 and $25,069 in 2019. Other changes in interest income are attributable to fluctuations in net profits income and interest rates.

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil production and three months after gas production. Net profits income is generally affected by three major factors:

1.	oil and gas sales volumes;
2.	oil and gas sales prices; and
3.	costs deducted in the calculation of net profits income.

Volumes

Oil.    Underlying oil sales volumes increased 12% from 2019 to 2020 primarily because of the timing of cash receipts partially offset by natural production decline.

Gas.    Underlying gas sales volumes decreased 7% from 2019 to 2020 primarily because of natural production decline and timing of cash receipts.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Prices

Oil.    The average oil price for 2020 was $40.74 per Bbl, down 23% from the 2019 average oil price of $52.79 per Bbl. Oil prices are expected to remain volatile. The average NYMEX price for November 2020 through January 2021 was $46.80 per Bbl. At March 15, 2021, the average NYMEX oil price for the following 12 months was $62.80 per Bbl.

Gas.    The 2020 average gas price was $2.56 per Mcf, down 32% from the 2019 average gas price of $3.74 per Mcf. Natural gas prices are affected by natural gas liquids prices, the level of North American production, weather, crude oil prices, the U.S. economy, storage levels and export levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The average NYMEX price for fourth quarter 2020 was $1.98 per MMBtu. At March 15, 2021, the average NYMEX gas price for the following 12 months was $2.72 per MMBtu.

Beginning in March 2020 and continuing into the fourth quarter of 2020, numerous events have continued to have a downward impact on sales prices of products produced from the underlying properties. The COVID-19 pandemic and the government responses to this pandemic have significantly decreased the demand for oil and gas. It is not clear at the present time when or whether pandemic restrictions will lift or when government policies may change. Additionally, market factors, including abundant supplies, have also negatively impacted prices. Even when demand returns, it could take time for these accumulated supplies to decrease and a new market equilibrium, which may be lower than the pre-pandemic equilibrium, to emerge.

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

Total costs deducted in the calculation of net profits income were $5.4 million in 2020 and $7.7 million in 2019. The 30% decrease in costs from 2019 to 2020 is attributable to excess costs ($0.1 million) and decreased production expense ($1.1 million), development costs ($0.6 million), and taxes, transportation and other costs ($0.5 million).

Unit operators of the properties underlying the 75% net profits interests have reported underlying budgeted development costs of approximately $1.0 million for 2021 and $0.8 million for 2022 ($0.7 million and $0.6 million, respectively, net to the Trust), as compared to underlying budgeted development costs of $2.1 million ($1.6 million net to the Trust) and actual development costs of $0.1 million ($0.1 million net to the Trust) for 2020. Actual development costs often differ from amounts budgeted because of changes in product prices and other factors that may affect the timing or selection of projects. Changes in oil or natural gas prices could impact future development plans on the underlying properties.

Other Proceeds

The calculation of net profits income for the year ended December 31, 2020 included $145,282 ($129,526 net to the Trust) from XTO Energy due to interest received on past due payments of $343,852 ($308,239 net to the Trust), partially offset by an expense adjustment of $198,570 ($178,713 net to the Trust).

Fourth Quarter 2020 and 2019

During the quarter ended December 31, 2020, the Trust received net profits income totaling $1,200,380, compared with fourth quarter 2019 net profits income of $1,468,480. This 18% decrease is primarily attributable to lower oil and gas prices ($0.9 million), partially offset by increased other proceeds ($0.1 million), decreased production expenses ($0.4 million), and increased oil production ($0.1 million).

Administration expense was $57,713 and Trust interest income was $87, resulting in fourth quarter 2020 distributable income of $1,142,754, or $0.190459 per unit. Distributable income for fourth quarter 2019 was $1,329,186, or $0.221531 per unit. Distributions to unitholders for the quarter ended December 31, 2020 were:

Record Date	Payment Date	Per Unit
October 30, 2020	November 16, 2020	$0.076490
November 30, 2020	December 14, 2020	0.051832
December 31, 2020	January 15, 2021	0.062137

		$0.190459

Volumes

Fourth quarter 2020 underlying oil sales volumes were 50,785 Bbls, up 5% from 2019 levels primarily due to timing of cash receipts, partially offset by natural production decline. Underlying gas sales volumes for fourth quarter 2020 were 293,660 Mcf, down 8% from 2019 levels due to natural production decline and timing of cash receipts.

Prices

The average fourth quarter 2020 oil price was $39.53 per Bbl, down 26% from the fourth quarter 2019 average price of $53.19 per Bbl. The average fourth quarter 2020 gas price was $2.31 per Mcf, down 29% from the fourth quarter 2019 average price of $3.27 per Mcf. For further information about oil and gas prices, see “Years Ended December 31, 2020 and 2019 – Prices” above.

Costs

Costs deducted in the calculation of fourth quarter 2020 net profits income decreased $487,991, or 25%, from fourth quarter 2019. This decrease was primarily attributable to decreased production expenses ($523,766) and development costs ($64,642), partially offset by excess costs ($55,834) and increased taxes, transportation and other costs ($43,583). For further information about development and excess costs, see “Years Ended December 31, 2020 and 2019 – Costs” above.

Other Proceeds

The calculation of net profits income for the quarter ended December 31, 2020 included $137,094 ($123,385 net to the Trust) from XTO Energy due to interest received on past due payments of $335,664 ($302,098 net to the Trust), partially offset by an expense adjustment of $198,570 ($178,713 net to the Trust).

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

Approximately 35 of the underlying royalty interests burden working interests in properties operated by XTO Energy. XTO Energy operates the Hewitt Unit which is one of the properties underlying the Oklahoma 75% net profits interests. Other than these properties, XTO Energy and ExxonMobil do not operate or control any of the underlying properties or related working interests.

In computing net proceeds for the 75% net profits interests (Note 3), XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This overhead charge at December 31, 2020 was approximately $43,874 per month, or $526,488 annually (net to the Trust of $32,906 per month, or $394,872 annually), and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of December 31, 2020, this charge was approximately $28,000 per month, or $336,000 annually (net to the Trust of $21,000 per month, or $252,000 annually), and is subject to annual adjustment based on an oil and gas industry index.

The calculation of net profits income for the year ended December 31, 2020 included other proceeds from XTO Energy of $145,282 ($129,526 net to the Trust) due to interest received on past due payments of $343,852 ($308,239 net to the Trust), partially offset by an expense adjustment of $198,570 ($178,713 net to the Trust).

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

Impairment of Net Profits Interests

The Trustee reviews the Trust’s net profits interests (“NPI”) in oil and gas properties for impairment whenever events or circumstances indicate that the carrying value of the NPI may not be recoverable. In general, the Trustee does not view temporarily low prices as an indication of impairment. The markets for crude oil and natural gas have a history of significant price volatility and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. If events and circumstances indicate the carrying value may not be recoverable, the Trustee would use the estimated undiscounted future net cash flows from the NPI to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the NPI are less than the NPI carrying value, the Trust would recognize an impairment loss for the difference between the NPI carrying value and the estimated fair value of the NPI. The determination as to whether the NPI is impaired requires a significant amount of judgment by the Trustee and is based on the best information available to the Trustee at the time of the evaluation, including commodity pricing and other information provided by XTO Energy such as estimates of future production and development and operating expenses.

During the first and second quarters of 2020, trigger events occurred indicating a need for impairment assessments. Impairment assessments were completed and no impairment was indicated. During the third and fourth quarters of 2020, no trigger events occurred indicating a need for impairment assessments. Accordingly, there was no impairment of the NPI as of December 31, 2020. The Trustee will continue to monitor the NPI for impairment in future periods in light of continued price volatility. Impairments recorded for book purposes will not result in a loss for tax purposes for the unitholders until the loss is recognized.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $61,100,449 was XTO Energy’s historical net book value of the interests on February 12, 1991, the date of the transfer to the Trust. Amortization of the net profits interests is calculated on a unit-of-production basis using proved reserves and charged directly to trust corpus. Accumulated amortization was $53,577,384 as of December 31, 2020 and $52,938,654 as of December 31, 2019. Significantly lower 2020 oil prices used in calculating the net profits interests proved reserves could potentially result in higher amortization in 2021. Amortization of the NPI does not impact unitholder distributions.

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

Forward-Looking Statements

Certain information included in this annual report and other materials filed, or to be filed, by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the Trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements may concern, among other things, development activities, future development plans, increased density drilling, reserve-to-production ratios, future production, future net cash flows, maintenance projects, development, production, regulatory and other costs, oil and gas prices and expectations for future demand, pricing differentials, proved reserves, production levels, arbitration, litigation, liquidity, financing, political and regulatory matters, such as tax and environmental policy, climate policy, trade barriers, sanctions, and competition. Such forward-looking statements are based on XTO Energy’s and the Trustee’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “expects,” “intends,” “plans,” “projects,” “anticipates,” “predicts,” “believes,” “goals,” “estimates,” “should,” “could,” “would,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual financial and operational results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. Some of the risk factors that could cause actual results to differ materially are explained in Item 1A, Risk Factors.

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

Report of Independent Registered Public Accounting Firm

To the Unitholders of Cross Timbers Royalty Trust and Simmons Bank, as Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of Cross Timbers Royalty Trust (the “Trust”) as of December 31, 2020 and 2019, and the related statements of distributable income and of changes in trust corpus for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of December 31, 2020 and 2019, and its distributable income and its changes in trust corpus for the years then ended in conformity with the modified cash basis of accounting described in Note 2.

Basis for Opinion

These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Basis of Accounting

As described in Note 2, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than generally accepted accounting principles.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

The Impact of Proved Oil and Gas Reserves on Net Profits Interests in Oil and Gas Properties, Net

The Trust’s net profits interests (“NPI”) in oil and gas properties, net balance was $7,523 thousand as of December 31, 2020 and amortization of net profits interests for the year ended December 31, 2020 was $639 thousand. As described in Note 2, amortization of the net profits interests is calculated on a unit-of-production basis using proved reserves and charged directly to trust corpus. As disclosed by the Trustee, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs and under existing economic conditions, operating methods, and government regulation before the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods in which the cost of the required equipment is relatively minor compared with the cost of a new well. Physical factors such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors such as changes in product prices, may justify revision of such estimates. Because proved reserves are required to be estimated using 12-month average prices, based on the first-day-of-the-month price for each month in the period, estimated reserve quantities can be significantly impacted by changes in product prices. Accordingly, oil and gas quantities ultimately recovered and the timing of production may be substantially different from original estimates. The proved oil and gas reserves for the underlying properties are estimated by independent petroleum engineers (“specialists”).

The principal considerations for our determination that performing procedures relating to the impact of proved oil and gas reserves on net profits interests in oil and gas properties, net is a critical audit matter are (i) the significant judgment by the Trustee, including the use of specialists, when developing the estimates of proved oil and gas reserves, which in turn led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the audit evidence related to the data, methods, and assumptions used by the Trustee and its specialists in developing the estimates of the reserve quantities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, testing the completeness and accuracy of the data related to estimates of reserve quantities. The work of the Trustee’s specialists was used in performing the procedures to evaluate the reasonableness of the reserve quantities. As a basis for using this work, the specialists’ qualifications and objectivity were understood, as well as the methods used by the specialists. The procedures performed also included tests of the data used by the specialists and an evaluation of the specialists’ results.

Second Quarter Impairment Assessment of Net Profits Interests in Oil and Gas Properties, Net

The Trust’s net profits interest in oil and gas properties, net balance was $7,523 thousand as of December 31, 2020. As described in Note 2, the Trustee reviews the Trust’s NPI in oil and gas properties for impairment whenever events or circumstances indicate that the carrying value of the NPI may not be recoverable. If events and circumstances indicate the carrying value may not be recoverable, the Trustee would use the estimated undiscounted future net cash flows from the NPI to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the NPI are less than the NPI carrying value, the Trust would recognize an impairment loss for the difference between the NPI carrying value and the estimated fair value of the NPI. The determination as to whether the NPI is impaired requires a significant amount of judgment by the Trustee and is based on the best information available to the Trustee at the time of the evaluation, including commodity pricing and other information provided by XTO Energy such as estimates of future production and development and operating expenses. During the first and second quarter of 2020, trigger events occurred indicating a need for impairment assessments. Impairment assessments were completed and no impairment was indicated.

The principal considerations for our determination that performing procedures relating to the second quarter impairment assessment of net profits interest in oil and gas properties is a critical audit matter are (i) the significant judgment by the Trustee, including the use of specialists, when developing the undiscounted future net cash flows; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the Trustee’s significant assumptions related to future production and commodity prices.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others (i) testing the Trustee’s process for developing the undiscounted future net cash flows; (ii) evaluating the appropriateness of the undiscounted future net cash flow model; (iii) testing the completeness and accuracy of underlying data used in the model; and (iv) evaluating the reasonableness of significant assumptions used by the Trustee related to future production and commodity prices. Evaluating the reasonableness of the Trustee’s assumptions related to future commodity prices involved comparing the prices against observable market data and evaluating differentials through the use of historical data. The work of the Trustee’s specialists was used in performing the procedures to evaluate the reasonableness of the proved reserve quantities as stated in the Critical Audit Matter titled “The Impact of Proved Oil and Gas Reserves on Net Profits Interests in Oil and Gas Properties, Net” and the reasonableness of the future production. As a basis for using this work, the specialists’ qualifications and objectivity were understood, as well as the methods used by the specialists. The procedures performed also included tests of the data used by the Trustee’s specialists and an evaluation of the specialists’ findings.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

April 13, 2021

We have served as the Trust’s auditor since 2011.

CROSS TIMBERS ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	December 31
	2020	2019
Assets
Cash and short-term investments	$1,372,799	$1,501,398
Interest to be received	23	1,642
Net profits interests in oil and gas properties—net (Notes 1 and 2)	7,523,065	8,161,795

	$8,895,887	$9,664,835

Liabilities and Trust Corpus
Distribution payable to unitholders	$372,822	$503,040
Expense reserve (a)	1,000,000	1,000,000
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	7,523,065	8,161,795

	$8,895,887	$9,664,835

(a)	Expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income. The reserve is currently funded at $1,000,000.

Statements of Distributable Income

	Year Ended December 31
	2020	2019
Net profits income	$5,308,249	$5,934,606
Interest income	5,864	25,069

Total income	5,314,113	5,959,675
Administration expense	639,441	702,643
Cash reserves withheld (used) for Trust expenses	—	—

Distributable income	$4,674,672	$5,257,032

Distributable income per unit (6,000,000 units)	$0.779112	$0.876172

Statements of Changes in Trust Corpus

	Year Ended December 31
	2020	2019
Trust corpus, beginning of year	$8,161,795	$8,526,512
Amortization of net profits interests	(638,730)	(364,717)
Distributable income	4,674,672	5,257,032
Distributions declared	(4,674,672)	(5,257,032)

Trust corpus, end of year	$7,523,065	$8,161,795

See accompanying notes to financial statements.

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

1. Trust Organization and Provisions

Cross Timbers Royalty Trust (the “Trust”) was created on February 12, 1991 by predecessors of XTO Energy Inc. (“XTO Energy”), when the following net profits interests were conveyed under five separate conveyances to the Trust effective October 1, 1990, in exchange for 6,000,000 units of beneficial interest in the Trust:

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

Impairment of Net Profits Interests

The Trustee reviews the Trust’s net profits interests (“NPI”) in oil and gas properties for impairment whenever events or circumstances indicate that the carrying value of the NPI may not be recoverable. In general, the Trustee does not view temporarily low prices as an indication of impairment. The markets for crude oil and natural gas have a history of significant price volatility and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. If events and circumstances indicate the carrying value may not be recoverable, the Trustee would use the estimated undiscounted future net cash flows from the NPI to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the NPI are less than the NPI carrying value, the Trust would recognize an impairment loss for the difference between the NPI carrying value and the estimated fair value of the NPI. The determination as to whether the NPI is impaired requires a significant amount of judgment by the Trustee and is based on the best information available to the Trustee at the time of the evaluation, including commodity pricing and other information provided by XTO Energy such as estimates of future production and development and operating expenses.

During the first and second quarters of 2020, trigger events occurred indicating a need for impairment assessments. Impairment assessments were completed and no impairment was indicated. During the third and fourth quarters of 2020, no trigger events occurred indicating a need for impairment assessments. Accordingly, there was no impairment of the NPI as of December 31, 2020. The Trustee will continue to monitor the NPI for impairment in future periods in light of continued price volatility. Impairments recorded for book purposes will not result in a loss for tax purposes for the unitholders until the loss is recognized.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $61,100,449 was XTO Energy’s historical net book value of the interests on February 12, 1991, the date of the transfer to the Trust. Amortization of the net profits interests is calculated on a unit-of-production basis using proved reserves and charged directly to trust corpus. Accumulated amortization was $53,577,384 as of December 31, 2020 and $52,938,654 as of December 31, 2019. Significantly lower 2020 oil prices used in calculating the net profits interests proved reserves could potentially result in higher amortization in 2021. Amortization of the NPI does not impact unitholder distributions.

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

The Trust may be required to bear a portion of the settlement costs arising from the Chieftain royalty class action settlement. For information on contingencies, see Note 6 to Financial Statements. In the event that the Trust is determined to be responsible for such costs, XTO will deduct the costs in its calculation of the net profits income payable to the Trust from the applicable net profits interests. Thus, for unitholders, the portion of the settlement payment to the Chieftain royalty owner class for which the Trust is determined to be responsible will be reflected through a reduction in net profits income received from the Trust and thus in a reduction in the gross royalty income reported by and taxable to the unitholders. In the event that the Trustee objects to such claimed reductions, the Trustee may also incur legal fees in representing the Trust’s interests. For unitholders, such costs would be reflected through an increase in the Trust’s administrative expenses, which would be deductible by unitholders in determining the net royalty income from the Trust.

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

Approximately 35 of the underlying royalty interests burden working interests in properties operated by XTO Energy. XTO Energy operates the Hewitt Unit which is one of the properties underlying the Oklahoma 75% net profits interests. Other than these properties, XTO Energy and ExxonMobil do not operate or control any of the underlying properties or related working interests.

In computing net proceeds for the 75% net profits interests (Note 3), XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This overhead charge at December 31, 2020 was approximately $43,874 per month, or $526,488 annually (net to the Trust of $32,906 per month, or $394,872 annually), and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of December 31, 2020, this charge was approximately $28,000 per month, or $336,000 annually (net to the Trust of $21,000 per month, or $252,000 annually), and is subject to annual adjustment based on an oil and gas industry index.

The calculation of net profits income for the year ended December 31, 2020 included other proceeds from XTO Energy of $145,282 ($129,526 net to the Trust) due to interest received on past due payments of $343,852 ($308,239 net to the Trust), partially offset by an expense adjustment of $198,570 ($178,713 net to the Trust).

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

The Trustee has objected to similar claims relating to the Chieftain settlement with respect to another trust for which it serves as trustee (the Hugoton Royalty Trust) in an arbitration styled Simmons Bank (successor to Southwest Bank and Bank of America, N.A.) vs. XTO Energy Inc. through the American Arbitration Association. In that arbitration, the Trustee requested a declaratory judgment that the Chieftain settlement is not a production cost and that XTO Energy is prohibited from charging the settlement as a production cost under the conveyance or otherwise reducing the Hugoton Royalty Trust’s payments now or in the future as a result of the Chieftain litigation. On January 20, 2021, the arbitration panel issued its Corrected Interim Final Award (i) “reject[ing] the Trust’s contention that XTO has no right under the Conveyance to charge the [Hugoton Royalty] Trust with amounts XTO paid under section 1.18(a)(i) as royalty obligations to settle the Chieftain litigation” and (ii) stating “[t]he next phase will determine how much of the Chieftain settlement can be so charged, if any of it can be, in the exercise of the right found by the Panel.” The parties are continuing to review the Corrected Interim Final Award and have begun to submit briefings to the Panel regarding the amount of the Chieftain settlement that can be charged to the Trust, if any. Therefore, the Trustee and XTO have agreed that XTO will defer making the accounting entries to allocate to the Trust its proportional share of the Chieftain settlement until the panel in the pending arbitration issues its final award regarding how much, if any, of the Chieftain royalty class action settlement can be allocated to the Hugoton Royalty Trust. The Trustee intends to review any claimed reductions in payment to the Trust based on the facts and circumstances of the settlement.

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The following summarizes excess costs activity, cumulative excess costs balance and accrued interest to be recovered by conveyance as calculated by XTO Energy:

	Underlying
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/19	$1,961,767	$—	$1,961,767
Net excess costs (recovery) for the quarter ended 3/31/20	(54,987)	—	(54,987)
Net excess costs (recovery) for the quarter ended 6/30/20	164,666	195,276	359,942
Net excess costs (recovery) for the quarter ended 9/30/20	103,667	91,580	195,247
Net excess costs (recovery) for the quarter ended 12/31/20	108,712	(99,312)	9,400

Cumulative excess costs remaining at 12/31/20	2,283,825	187,544	2,471,369
Accrued interest at 12/31/20	429,110	4,052	433,162

Total remaining to be recovered at 12/31/20	$2,712,935	$191,596	$2,904,531

	NPI
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/19	$1,471,326	$—	$1,471,326
Net excess costs (recovery) for the quarter ended 3/31/20	(41,241)	—	(41,241)
Net excess costs (recovery) for the quarter ended 6/30/20	123,500	146,457	269,957
Net excess costs (recovery) for the quarter ended 9/30/20	77,750	68,685	146,435
Net excess costs (recovery) for the quarter ended 12/31/20	81,534	(74,484)	7,050

Cumulative excess costs remaining at 12/31/20	1,712,869	140,658	1,853,527
Accrued interest at 12/31/20	321,832	3,039	324,871

Total remaining to be recovered at 12/31/20	$2,034,701	$143,697	$2,178,398

For the year ended December 31, 2020, excess costs on properties underlying the Texas working interest conveyance increased by $322,058 ($241,543 net to the Trust). This includes net excess costs of $108,712 ($81,534 net to the Trust) for the quarter ended December 31, 2020.

For the year ended December 31, 2020, excess costs on properties underlying the Oklahoma working interest conveyance increased by $187,544 ($140,658 net to the Trust). This includes the recovery of excess costs of $99,312 ($74,484 net to the Trust) for the quarter ended December 31, 2020.

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Underlying cumulative excess costs for the Texas and Oklahoma working interest conveyances remaining as of December 31, 2020 totaled $2.9 million ($2.2 million net to the Trust), including accrued interest of $0.4 million ($0.3 million net to the Trust).

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

The standardized measure does not represent XTO Energy’s or the Trustee’s estimate of future cash flows or the value of proved oil and gas reserves. Probable and possible reserves, which may become proved in the future, are excluded from the calculations. Furthermore, prices used to determine the standardized measure are influenced by supply and demand as affected by recent economic conditions as well as other factors and may not be the most representative in estimating future revenues or reserve data.

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

Because overhead costs charged by XTO Energy are deducted in the calculation of net proceeds, the standardized measure for the underlying properties and net profits interests have been reduced by these estimated overhead costs, resulting in an update to previously reported amounts of the standardized measure at December 31, 2019, 2018 and 2017. The proved reserves for the net profits interests have also been updated from previously reported amounts due to a reduction in reserves allocated to the net profits interests to reflect recovery of 75% of these estimated overhead costs. See Note 5 to Financial Statements under Item 8, Financial Statements and Supplementary Data for more information on overhead costs charged by XTO Energy.

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Oil prices used to determine the standardized measure were based on average realized oil prices of $36.21 per Bbl in 2020, $52.30 per Bbl in 2019, $59.46 per Bbl in 2018 and $47.08 per Bbl in 2017. The weighted average realized gas prices used to determine the standardized measure were $2.44 per Mcf in 2020, $2.77 per Mcf in 2019, $3.45 per Mcf in 2018 and $3.14 per Mcf in 2017.

Reserve quantities and revenues for the net profits interests were estimated from projections of reserves and revenues attributable to the underlying properties. Since the Trust has defined net profits interests, the Trust does not own a specific percentage of the oil and gas reserves. Oil and gas reserves are allocated to the net profits interests by dividing Trust net cash inflows by 12-month average oil and gas prices. Any fluctuations in 12-month average prices or estimated costs will result in revisions to the estimated reserve quantities allocated to the net profits interests, which may not correlate with revisions of underlying proved reserves. Significant downward revisions in reserves could potentially result in accelerated amortization of the net profits interests.

Proved Reserves

	Net Profits Interests						Underlying Properties
	90% Net Profits Interests		75% Net Profits Interests		Total
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Balance, December 31, 2017	1,000	17,021	175	39	1,175	17,060	2,335	19,325
Extensions, additions and discoveries	13	137	44	13	57	150	96	177
Revisions of prior estimates	1	1,185	92	18	93	1,203	386	1,449
Production	(61)	(1,301)	(27)	(1)	(88)	(1,302)	(212)	(1,467)

Balance, December 31, 2018	953	17,042	284	69	1,237	17,111	2,605	19,484

Extensions, additions and discoveries	—	—	15	257	15	257	20	342
Revisions of prior estimates	(11)	(1,333)	(187)	(300)	(198)	(1,633)	(351)	(2,016)
Production	(44)	(1,172)	(8)	(1)	(52)	(1,173)	(178)	(1,337)

Balance, December 31, 2019	898	14,537	104	25	1,002	14,562	2,096	16,473

Extensions, additions and discoveries	21	202	—	—	21	202	24	225
Revisions of prior estimates	(58)	(509)	(83)	(22)	(141)	(531)	(417)	(849)
Production	(56)	(1,347)	(14)	(1)	(70)	(1,348)	(199)	(1,241)

Balance, December 31, 2020	805	12,883	7	2	812	12,885	1,504	14,608

Extensions, additions and discoveries of proved gas reserves are primarily because of development in the Mid-Continent area. Revisions of prior estimates are primarily related to changes in prices and costs.

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Proved Developed Reserves

	Net Profits Interests						Underlying Properties
	90% Net Profits Interests		75% Net Profits Interests		Total
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
December 31, 2017	1,000	17,021	175	39	1,175	17,060	2,335	19,325

December 31, 2018	953	17,042	274	66	1,227	17,108	2,582	19,477

December 31, 2019	898	14,537	104	25	1,002	14,562	2,096	16,473

December 31, 2020	805	12,883	7	2	812	12,885	1,504	14,608

Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	90% Net Profits Interests			75% Net Profits Interests			Total
	December 31			December 31			December 31
(in thousands)	2020	2019	2018	2020	2019	2018	2020	2019	2018
Net Profits Interests
Future cash inflows	$60,329	$88,188	$113,112	$252	$5,377	$17,887	$60,581	$93,565	$130,999
Future production taxes	(5,248)	(7,624)	(9,925)	(18)	(387)	(1,275)	(5,266)	(8,011)	(11,200)

Future net cash flows	55,081	80,564	103,187	234	4,990	16,612	55,315	85,554	119,799
10% discount factor	(26,475)	(39,464)	(51,682)	(31)	(1,474)	(6,987)	(26,506)	(40,938)	(58,669)

Standardized measure	$28,606	$41,100	$51,505	$203	$3,516	$9,625	$28,809	$44,616	$61,130

Underlying Properties
Future cash inflows							$90,122	$155,255	$222,073
Future costs							(28,608)	(59,083)	(85,272)

Future net cash flows							61,514	96,172	136,801
10% discount factor							(29,459)	(45,786)	(66,658)

Standardized measure							$32,055	$50,386	$70,143

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	90% Net Profits Interests			75% Net Profits Interests			Total
(in thousands)	2020	2019	2018	2020	2019	2018	2020	2019	2018
Net Profits Interests
Standardized measure, January 1	$41,100	$51,505	$46,595	$3,516	$9,625	$4,990	$44,616	$61,130	$51,585
Extensions, additions and discoveries	589	—	645	—	783	1,225	589	783	1,870
Accretion of discount	3,507	4,374	3,964	308	852	447	3,815	5,226	4,411
Revisions of prior estimates, changes in price and other	(11,980)	(9,214)	7,849	(2,923)	(7,374)	4,548	(14,903)	(16,588)	12,397
Net profits income	(4,610)	(5,565)	(7,548)	(698)	(370)	(1,585)	(5,308)	(5,935)	(9,133)

Standardized measure, December 31	$28,606	$41,100	$51,505	$203	$3,516	$9,625	$28,809	$44,616	$61,130

Underlying Properties
Standardized measure, January 1							$50,386	$70,143	$58,498

Revisions:
Prices and costs							(11,006)	(12,617)	6,824
Quantity estimates							(6,116)	(7,174)	9,568
Accretion of discount							4,308	6,028	5,013
Future development costs							(121)	(357)	(1,619)
Other							3	(5)	11

Net revisions							(12,932)	(14,125)	19,797
Extensions, additions and discoveries							654	1,044	2,349
Production							(6,174)	(7,444)	(11,728)
Development costs							121	768	1,227

Net change							(18,331)	(19,757)	11,645

Standardized measure, December 31							$32,055	$50,386	$70,143

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

9. Quarterly Financial Data (Unaudited)

The following is a summary of net profits income, distributable income and distributable income per unit by quarter for 2020 and 2019:

	Net Profits Income	Distributable Income	Distributable Income per Unit
2020
First Quarter	$2,023,519	$1,808,934	$0.301489
Second Quarter	1,255,092	1,108,992	0.184832
Third Quarter	829,258	613,992	0.102332
Fourth Quarter	1,200,380	1,142,754	0.190459

	$5,308,249	$4,674,672	$0.779112

2019
First Quarter	$1,335,885	$1,083,084	$0.180514
Second Quarter	1,857,396	1,719,888	0.286648
Third Quarter	1,272,845	1,124,874	0.187479
Fourth Quarter	1,468,480	1,329,186	0.221531

	$5,934,606	$5,257,032	$0.876172

10. Other Proceeds

The calculation of net profits income for the year ended December 31, 2020 included $145,282 ($129,526 net to the Trust) from XTO Energy due to interest received on past due payments of $343,852 ($308,239 net to the Trust), partially offset by an expense adjustment of $198,570 ($178,713 net to the Trust).

11. Administration Expense

Administrative expenses are incurred so that the Trustee may meet its reporting obligations to the unitholders and regulatory entities and otherwise manage the administrative functions of the Trust. These obligations include, but are not limited to, all expenses, taxes, compensation to the Trustee for managing the Trust, fees to consultants, accountants, attorneys, transfer agents, other professional and expert persons, expenses for clerical and other administrative assistance, and fees and expenses for all other services. See Item 11. Executive Compensation, for further information on the remuneration received by the Trustee.

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

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control — Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

(b)

Section 16 (a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires that directors, officers, and beneficial owners of more than 10% of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. To the Trustee’s knowledge, based solely on the information furnished to the Trustee, the Trustee is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the Trust units of beneficial interest during and for the year ended December 31, 2020.

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

(b)	Compensation of the Trustee. The Trustee received the following annual compensation for the fiscal years ended December 31, 2019 through December 31, 2020 as specified in the Trust indenture:

	2020	2019
Simmons Bank, Trustee (1)	$77,027	$57,532

(1)

Under the Trust indenture, the trustee is entitled to an administrative fee of: (i) 1/20 of 1% of the first $100 million of the annual gross revenue of the Trust, and 1/30 of 1% of the annual gross revenue of the Trust in excess of $100 million, and (ii) trustee’s standard hourly rates for time in excess of 300 hours annually.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

(a)	Equity Compensation Plans and Trust Repurchases. The Trust has no equity compensation plans. The Trust has not repurchased any units during the fourth quarter of fiscal 2020.

(b)	Security Ownership of Certain Beneficial Owners. The Trustee is not aware of any person who beneficially owns more than 5% of the outstanding units.

(c)	Security Ownership of Management. The Trust has no directors or executive officers. As of March 10, 2021, Simmons Bank beneficially held no units.

(d)	Changes in Control. The Trustee knows of no arrangements which may subsequently result in a change in control of the Trust.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The underlying properties from which the net profits interests were carved are currently owned by XTO Energy or other affiliated companies of ExxonMobil.

Approximately 35 of the underlying royalty interests burden working interests in properties operated by XTO Energy. XTO Energy operates the Hewitt Unit which is one of the properties underlying the Oklahoma 75% net profits interests. Other than these properties, XTO Energy and ExxonMobil do not operate or control any of the underlying properties or related working interests.

In computing net proceeds for the 75% net profits interests (Note 3), XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This overhead charge at December 31, 2020 was approximately $43,874 per month, or $526,488 annually (net to the Trust of $32,906 per month, or $394,872 annually), and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of December 31, 2020, this charge was approximately $28,000 per month, or $336,000 annually (net to the Trust of $21,000 per month, or $252,000 annually), and is subject to annual adjustment based on an oil and gas industry index.

The calculation of net profits income for the year ended December 31, 2020 included other proceeds from XTO Energy of $145,282 ($129,526 net to the Trust) due to interest received on past due payments of $343,852 ($308,239 net to the Trust), partially offset by an expense adjustment of $198,570 ($178,713 net to the Trust).

On June 25, 2010, XTO Energy became a wholly owned subsidiary of Exxon Mobil Corporation.

As of March 10, 2021, XTO Energy did not own any units.

See Item 11, Executive Compensation, for the remuneration received by the Trustee for the fiscal years ended December 31, 2019 through December 31, 2020.

As noted in Item 10, Directors, Executive Officers and Corporate Governance, the Trust has no directors, executive officers, audit committee, audit committee financial expert, compensation committee or nominating committee. The Trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Item 14.	Principal Accountant Fees and Services

Fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2020 and 2019 are:

	2020	2019
Audit fees-PwC	$172,300	$146,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$172,300	$146,000

The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional services firms and related fees are granted by the Trustee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Financial Statements (included in Item 8 of this report)

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2020 and 2019

Statements of Distributable Income for the years ended December 31, 2020 and 2019

Statements of Changes in Trust Corpus for the years ended December 31, 2020 and 2019

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

CROSS TIMBERS ROYALTY TRUST
By SIMMONS BANK, TRUSTEE

	By	/S/ NANCY WILLIS
Nancy Willis
Vice President

EXXON MOBIL CORPORATION

Date: April 13, 2021	By	/S/ DAVID LEVY
David Levy
Vice President - Upstream Business Services

(The Trust has no directors or executive officers.)