Form 10-Q
period 2021-03-31
CROSS TIMBERS ROYALTY TRUST
filed 2021-05-14
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☑

		Emerging Growth Company	☐

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of May 1, 2021

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Unless specified otherwise, all amounts included herein are presented in US dollars. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at March 31, 2021, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2021 and 2020, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. The condensed financial statements as of March 31, 2021, and for the three-month periods ended March 31, 2021 and 2020 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Cross Timbers Royalty Trust and

Simmons Bank, Trustee

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Cross Timbers Royalty Trust (the “Trust”) as of March 31, 2021, and the related condensed statements of distributable income and of changes in trust corpus for the three-month periods ended March 31, 2021 and 2020, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with the modified cash basis of accounting described in Note 1.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus as of December 31, 2020, and the related statements of distributable income and of changes in trust corpus for the year then ended (not presented herein), and in our report dated April 13, 2021, which included a paragraph describing the modified cash basis of accounting, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2020, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

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

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
May 14, 2021

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Cash and short-term investments	$1,223,790	$1,372,799
Interest to be received	16	23
Net profits interests in oil and gas properties—net (Note 1)	7,422,911	7,523,065

	$8,646,717	$8,895,887

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$223,806	$372,822
Expense reserve (a)	1,000,000	1,000,000
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	7,422,911	7,523,065

	$8,646,717	$8,895,887

(a)	Expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income. The reserve is currently funded at $1,000,000.

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended March 31
	2021	2020
Net profits income	$1,355,441	$2,023,519
Interest income	63	4,293

Total income	1,355,504	2,027,812
Administration expense	316,154	218,878

Distributable income	$1,039,350	$1,808,934

Distributable income per unit (6,000,000 units)	$0.173225	$0.301489

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended March 31
	2021	2020
Trust corpus, beginning of period	$7,523,065	$8,161,795
Amortization of net profits interests	(100,154)	(303,163)
Distributable income	1,039,350	1,808,934
Distributions declared	(1,039,350)	(1,808,934)

Trust corpus, end of period	$7,422,911	$7,858,632

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

The financial statements of Cross Timbers Royalty Trust (the “Trust”) are prepared on the following basis and are not intended to present financial position and results of operations in conformity with U.S. generally accepted accounting principles (“GAAP”):

•

Net profits income recorded for a month is the amount computed and paid by XTO Energy Inc. (“XTO Energy”), the owner of the underlying properties, to Simmons Bank, as trustee (the “Trustee”) for the Trust. XTO Energy is a wholly owned subsidiary of Exxon Mobil Corporation. Net profits income consists of net proceeds received by XTO Energy from the underlying properties in the prior month, multiplied by net profit percentages of 90% for the 90% net profits interests, and 75% for the 75% net profits interests.

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

During the first quarter of 2021, no trigger event occurred that would indicate a need for an impairment assessment. Accordingly, there was no impairment of the NPI as of March 31, 2021. Any impairment recorded for book purposes will not result in a loss for tax purposes for the unitholders until the loss is recognized.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the Trust. Amortization of the net profits interests is calculated on a unit-of-production basis using proved reserves and is charged directly to trust corpus. Accumulated amortization was $53,677,538 as of March 31, 2021 and $53,577,384 as of December 31, 2020. Significantly lower 2020 oil prices used in calculating the net profits interests proved reserves could potentially result in significantly higher amortization in 2021. Amortization of the NPI does not impact unitholder distributions.

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

The Trust may be required to bear a portion of the settlement costs arising from the Chieftain royalty class action settlement. For information on contingencies, see Note 3 to Condensed Financial Statements. In the event that the Trust is determined to be responsible for such costs, XTO Energy will deduct the costs in its calculation of the net profits income payable to the Trust from the applicable net profits interests. Thus, for unitholders, the portion of the settlement payment to the Chieftain royalty owner class for which the Trust is determined to be responsible will be reflected through a reduction in net profits income received from the Trust and thus in a reduction in the gross royalty income reported by and taxable to the unitholders. In the event that the Trustee objects to such claimed reductions, the Trustee may also incur legal fees in representing the Trust’s interests. For unitholders, such costs would be reflected through an increase in the Trust’s administrative expenses, which would be deductible by unitholders in determining the net royalty income from the Trust. However, as discussed in Note 3 to Condensed Financial Statements, the Trustee and XTO Energy have entered into an agreement regarding the timing of XTO Energy making the accounting entries to allocate to the Trust its proportional share of the Chieftain settlement.

Each unitholder should consult their own tax advisor regarding income tax requirements, if any, applicable to such person’s ownership of Trust units.

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

The Trustee has objected to similar claims relating to the Chieftain settlement with respect to another trust for which it serves as trustee (the Hugoton Royalty Trust) in an arbitration styled Simmons Bank (successor to Southwest Bank and Bank of America, N.A.) vs. XTO Energy Inc. through the American Arbitration Association. In that arbitration, the Trustee requested a declaratory judgment that the Chieftain settlement is not a production cost and that XTO Energy is prohibited from charging the settlement as a production cost under the conveyance or otherwise reducing the Hugoton Royalty Trust’s payments now or in the future as a result of the Chieftain litigation. On January 20, 2021, the arbitration panel issued its Corrected Interim Final Award (i) “reject[ing] the Trust’s contention that XTO has no right under the Conveyance to charge the [Hugoton Royalty] Trust with amounts XTO paid under section 1.18(a)(i) as royalty obligations to settle the Chieftain litigation” and (ii) stating “[t]he next phase will determine how much of the Chieftain settlement can be so charged, if any of it can be, in the exercise of the right found by the Panel.” The parties are continuing to review the Corrected Interim Final Award and have submitted briefings to the Panel regarding the amount of the Chieftain settlement that can be charged to the Trust, if any. Therefore, the Trustee and XTO Energy have agreed that XTO Energy will defer making the accounting entries to allocate to the Trust its proportional share of the Chieftain settlement until the panel in the pending arbitration issues its final award regarding how much, if any, of the Chieftain royalty class action settlement can be allocated to the Hugoton Royalty Trust. The Trustee intends to review any claimed reductions in payment to the Trust based on the facts and circumstances of the settlement.

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

The following summarizes excess costs activity, cumulative excess costs balances and accrued interest to be recovered by conveyance as calculated by XTO Energy:

	Underlying
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/20	$2,283,825	$187,544	$2,471,369
Net excess costs (recovery) for the quarter ended 3/31/21	(2,479)	95,110	92,631

Cumulative excess costs remaining at 3/31/21	2,281,346	282,654	2,564,000
Accrued interest at 3/31/21	450,952	5,922	456,874

Total remaining to be recovered at 3/31/21	$2,732,298	$288,576	$3,020,874

	NPI
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/20	$1,712,869	$140,658	$1,853,527
Net excess costs (recovery) for the quarter ended 3/31/21	(1,859)	71,332	69,473

Cumulative excess costs remaining at 3/31/21	1,711,010	211,990	1,923,000
Accrued interest at 3/31/21	338,214	4,442	342,656

Total remaining to be recovered at 3/31/21	$2,049,224	$216,432	$2,265,656

For the quarter ended March 31, 2021, excess costs of $2,479 ($1,859 net to the Trust) were recovered on properties underlying the Texas working interests.

For the quarter ended March 31, 2021, excess costs on properties underlying the Oklahoma working interests increased by $95,110 ($71,332 net to the Trust) primarily due to the timing of cash receipts.

Underlying cumulative excess costs for the Texas and Oklahoma working interest conveyances remaining as of March 31, 2021 totaled $3.0 million ($2.3 million net to the Trust), including accrued interest of $0.5 million ($0.3 million net to the Trust).

5.	XTO Energy Inc.

In computing net proceeds for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This monthly overhead charge at March 31, 2021 was $43,874 ($32,906 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of March 31, 2021, this monthly charge was approximately $28,000 ($21,000 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index. Other than this property, XTO Energy and ExxonMobil do not operate or control any of the underlying properties or related working interests.

The calculation of net profits income for the quarter ended March 31, 2021 included an expense adjustment from XTO Energy of $33,956 ($30,560 net to the Trust).

Item 2. Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the Trustee’s discussion and analysis contained in the Trust’s 2020 Annual Report on Form 10-K, as well as the condensed financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The Trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the Trust’s web site at www.crt-crosstimbers.com.

Distributable Income

For the quarter ended March 31, 2021, net profits income was $1,355,441 compared to $2,023,519 for first quarter 2020. This 33% decrease in net profits income is primarily the result of decreased oil production ($0.6 million), decreased oil prices ($0.5 million), increased taxes, transportation and other costs ($0.3 million), partially offset by increased gas production ($0.5 million) and increased gas prices ($0.2 million). See “Net Profits Income” below.

After considering interest income of $63 and administration expense of $316,154, distributable income for the quarter ended March 31, 2021 was $1,039,350, or $0.173225 per unit of beneficial interest. Administration expense for the quarter increased $97,276 from the prior year quarter, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, expense reserve and interest rates. For first quarter 2020, distributable income was $1,808,934, or $0.301489 per unit.

Distributions to unitholders for the quarter ended March 31, 2021 were:

Record Date	Payment Date	Distribution per Unit
January 29, 2021	February 12, 2021	$0.049268
February 26, 2021	March 12, 2021	0.086656
March 31, 2021	April 14, 2021	0.037301

		$0.173225

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

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months Ended March 31 (a)		Increase (Decrease)
	2021	2020
Sales Volumes
Oil (Bbls) (b)
Underlying properties	35,371	53,808	(34%)
Average per day	384	585	(34%)
Net profits interests	6,239	26,090	(76%)
Gas (Mcf) (b)
Underlying properties	439,249	297,904	47%
Average per day	4,774	3,238	47%
Net profits interests	369,669	263,828	40%
Average Sales Prices
Oil (per Bbl)	$43.89	$54.72	(20%)
Gas (per Mcf)	$3.86	$3.16	22%
Revenues
Oil sales	$1,552,493	$2,944,140	(47%)
Gas sales	1,697,310	941,591	80%

Total Revenues	3,249,803	3,885,731	(16%)

Costs
Taxes, transportation and other	697,699	331,476	110%
Production expense (c)	1,103,447	1,089,451	1%
Development costs	1,286	33,713	(96%)
Excess costs (d)	(92,631)	54,987	(268%)

Total Costs	1,709,801	1,509,627	13%

Other Proceeds	(33,956)	8,188	(515%)

Net Proceeds	$1,506,046	$2,384,292	(37%)

Net Profits Income	$1,355,441	$2,023,519	(33%)

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

The following are explanations of significant variances on the underlying properties from first quarter 2020 to first quarter 2021:

Sales Volumes

Oil

Oil sales volumes decreased 34% from first quarter 2020 to first quarter 2021 primarily because of timing of cash receipts and natural production decline.

Gas

Gas sales volumes increased 47% from first quarter 2020 to first quarter 2021 primarily because of timing of cash receipts, partially offset by natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Oil

The average oil price decreased 20% to $43.89 per Bbl for the first quarter. The first quarter 2021 oil price is primarily related to production from November 2020 through January 2021, when the average NYMEX price was $46.80 per Bbl.

Gas

Gas prices for the first quarter increased 22% to $3.86 per Mcf. The first quarter 2021 gas price is primarily related to production from October through December 2020, when the average NYMEX price was $2.66 per MMBtu.

Beginning in March 2020 and continuing into the first quarter of 2021, numerous events had a downward impact on sales prices of products produced from the underlying properties. The COVID-19 pandemic and the government responses to this pandemic significantly decreased the demand for oil and gas for that time period. Additionally, market factors, including abundant supplies, had also negatively impacted prices. Although it is not clear at the present time when or whether the pandemic restrictions will completely lift or when federal government policies may change, with many states reopening and working toward pre-pandemic levels of activity, the price of oil and gas has steadily increased since the early shut-downs of 2020. Even when demand returns, it could take time for these accumulated supplies to decrease and a new market equilibrium, which may be lower than the pre-pandemic equilibrium, to emerge, and prices may remain volatile during this recovery.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs increased 110% for the first quarter primarily because of increased property taxes, increased gas deductions and the absence of oil severance tax incentives.

Production Expense

Production expense increased 1% for the first quarter primarily because of an increase in overhead, repairs and maintenance, partially offset by lower field costs.

Development Costs

Development costs related to properties underlying the 75% net profits interests decreased 96% for the first quarter primarily because of a reduction in costs from the Texas working interest conveyance.

Excess Costs

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from any other conveyance. Underlying cumulative excess costs for the Texas and Oklahoma working interest conveyances remaining as of March 31, 2021 totaled $3.0 million ($2.3 million net to the Trust), including accrued interest of $0.5 million ($0.3 million net to the Trust). For further information on excess costs, see Note 4 to Condensed Financial Statements.

Other Proceeds

The calculation of net profits income for the quarter ended March 31, 2021 included an expense adjustment from XTO Energy of $33,956 ($30,560 net to the Trust).

Contingencies

For information on contingencies, see Note 3 to Condensed Financial Statements.

Forward-Looking Statements

Statements in this report relating to future plans, predictions, production, excess costs, litigation, arbitration, regulatory or court decisions, economic activity and recovery, and the impact of one or more waves of the COVID-19 pandemic and the accompanying government response on trade, travel, energy production, and pricing are forward-looking statements. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements regarding the net profits interests, underlying properties, development activities, annual or monthly development, production, regulatory and other costs and expenses, estimated rates of natural production decline, oil and gas prices and expectation for future demand, differentials to NYMEX prices, estimated changes in expenses, distributions to unitholders, and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties, including those detailed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020, which is incorporated by this reference as though fully set forth herein. XTO Energy and the Trustee assume no duty to update these statements as of any future date.

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

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 6. Exhibits.

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 1A, 7 and 7A to the Annual Report on Form 10-K for Cross Timbers Royalty Trust filed with the Securities and Exchange Commission on April 13, 2021 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSS TIMBERS ROYALTY TRUST
By SIMMONS BANK, TRUSTEE

By	/s/ NANCY WILLIS
Nancy Willis
Vice President

EXXON MOBIL CORPORATION

Date: May 14, 2021	By	/s/ DAVID LEVY
David Levy
Vice President—Upstream Business Services