Form 10-Q
period 2021-06-30
CROSS TIMBERS ROYALTY TRUST
filed 2021-08-12
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of August 3, 2021

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Unless specified otherwise, all amounts included herein are presented in U.S. dollars. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at June 30, 2021, and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2021 and 2020, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. The condensed financial statements as of June 30, 2021, and for the three-month and six-month periods ended June 30, 2021 and 2020 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Cross Timbers Royalty Trust and Simmons Bank, Trustee

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Cross Timbers Royalty Trust (the “Trust”) as of June 30, 2021, and the related condensed statements of distributable income and of changes in trust corpus for the three-month and six-month periods ended June 30, 2021 and 2020, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with the modified cash basis of accounting described in Note 1.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

August 12, 2021

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	June 30, 2021	December 31, 2020
ASSETS

Cash and short-term investments	$1,624,314	$1,372,799

Interest to be received	10	23

Net profits interests in oil and gas properties - net (Note 1)	3,339,402	7,523,065

	$4,963,726	$8,895,887

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$624,324	$372,822

Expense reserve (a)	1,000,000	1,000,000

Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	3,339,402	7,523,065

	$4,963,726	$8,895,887

(a)	Expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income. The reserve is currently funded at $1,000,000.

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

Net profits income	$1,791,664	$1,255,092	$3,147,105	$3,278,611

Interest income	29	1,350	92	5,643

Total income	1,791,693	1,256,442	3,147,197	3,284,254

Administration expense	122,235	147,450	438,389	366,328

Distributable income	$1,669,458	$1,108,992	$2,708,808	$2,917,926

Distributable income per unit (6,000,000 units)	$0.278243	$0.184832	$0.451468	$0.486321

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

Trust corpus, beginning of period	$7,422,911	$7,858,632	$7,523,065	$8,161,795

Amortization of net profits interests	(4,083,509)	(125,118)	(4,183,663)	(428,281)

Distributable income	1,669,458	1,108,992	2,708,808	2,917,926

Distributions declared	(1,669,458)	(1,108,992)	(2,708,808)	(2,917,926)

Trust corpus, end of period	$3,339,402	$7,733,514	$3,339,402	$7,733,514

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

During the second quarter of 2021, no trigger event occurred that would indicate a need for an impairment assessment. Accordingly, there was no impairment of the NPI as of June 30, 2021. Any impairment recorded for book purposes will not result in a loss for tax purposes for the unitholders until the loss is recognized.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the Trust. Amortization of the net profits interests is calculated on a unit-of-production basis using proved reserves and is charged directly to trust corpus. Accumulated amortization was $57,761,047 as of June 30, 2021 and $53,577,384 as of December 31, 2020. As previously disclosed, significantly lower 2020 oil prices used in calculating the net profits interests proved reserves have resulted in significantly higher amortization in 2021 and full amortization of the working interest net profits interests. Amortization of the NPI does not impact unitholder distributions or the determination of proved reserves.

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

The Trustee has objected to similar claims relating to the Chieftain settlement with respect to another trust for which it serves as trustee (the Hugoton Royalty Trust) in an arbitration styled Simmons Bank (successor to Southwest Bank and Bank of America, N.A.) vs. XTO Energy Inc. through the American Arbitration Association. In that arbitration, the Trustee requested a declaratory judgment that the Chieftain settlement is not a production cost and that XTO Energy is prohibited from charging the settlement as a production cost under the conveyance or otherwise reducing the Hugoton Royalty Trust’s payments now or in the future as a result of the Chieftain litigation. Similar issues have arisen as between

XTO Energy and the Trust, but it was agreed those issues would be considered once the Panel issued its decisions with respect to the Hugoton Royalty Trust. On January 20, 2021, the Panel issued its Corrected Interim Final Award (i) “reject[ing] the Trust’s contention that XTO has no right under the Conveyance to charge the [Hugoton Royalty] Trust with amounts XTO paid under section 1.18(a)(i) as royalty obligations to settle the Chieftain litigation” and (ii) stating “[t]he next phase will determine how much of the Chieftain settlement can be so charged, if any of it can be, in the exercise of the right found by the Panel.” Following briefing by both parties, on May 18, 2021, the Panel issued its second interim final award over the amount of XTO Energy’s settlement in the Chieftain class action lawsuit that can be charged to the [Hugoton Royalty] Trust as a production cost. The Panel has stayed proceedings and requires a status update no later than August 31, 2021. The allocation of a portion of the Chieftain settlement to the Trust, if ever, will be considered if the arbitration re-commences.

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

The following summarizes excess costs activity, cumulative excess costs balances and accrued interest to be recovered by conveyance as calculated by XTO Energy:

	Underlying
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/20	$2,283,825	$187,544	$2,471,369
Net excess costs (recovery) for the quarter ended 3/31/21	(2,479)	95,110	92,631
Net excess costs (recovery) for the quarter ended 6/30/21	43,640	(282,654)	(239,014)

Cumulative excess costs remaining at 6/30/21	2,324,986	—	2,324,986
Accrued interest at 6/30/21	473,297	—	473,297

Total remaining to be recovered at 6/30/21	$2,798,283	$—	$2,798,283

	NPI
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/20	$1,712,869	$140,658	$1,853,527
Net excess costs (recovery) for the quarter ended 3/31/21	(1,859)	71,332	69,473
Net excess costs (recovery) for the quarter ended 6/30/21	32,730	(211,990)	(179,260)

Cumulative excess costs remaining at 6/30/21	1,743,740	—	1,743,740
Accrued interest at 6/30/21	354,972	—	354,972

Total remaining to be recovered at 6/30/21	$2,098,712	$—	$2,098,712

For the quarter ended June 30, 2021, excess costs were $43,640 ($32,730 net to the Trust) on properties underlying the Texas working interest net profits interests.

For the quarter ended June 30, 2021, excess costs of $282,654 ($211,990 net to the Trust) and accrued interest of $6,719 ($5,039 net to the Trust) were recovered on properties underlying the Oklahoma working interest net profits interests.

Underlying cumulative excess costs for the Texas working interest conveyance remaining as of June 30, 2021 totaled $2.8 million ($2.1 million net to the Trust), including accrued interest of $0.5 million ($0.4 million net to the Trust).

5.	XTO Energy Inc.

In computing net proceeds for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This monthly overhead charge at June 30, 2021 was $44,269 ($33,202 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of June 30, 2021, this monthly charge was approximately $29,000 ($22,000 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index. Other than this property, XTO Energy and ExxonMobil do not operate or control any of the underlying properties or related working interests.

The calculation of net profits income for the six months ended June 30, 2021 included an expense adjustment from XTO Energy of $33,956 ($30,560 net to the Trust).

6.	Administration Expense

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

Distributable Income

Quarter

For the quarter ended June 30, 2021, net profits income was $1,791,664 compared to $1,255,092 for second quarter 2020. This 43% increase in net profits income is primarily the result of increased oil and gas prices ($1.7 million), partially offset by decreased oil and gas production ($0.7 million), and net excess costs on the Texas and Oklahoma working interest properties ($0.5 million). See “Net Profits Income” below.

After considering interest income of $29 and administration expense of $122,235, distributable income for the quarter ended June 30, 2021 was $1,669,458, or $0.278243 per unit of beneficial interest. Administration expense for the quarter decreased $25,215 from the prior year quarter, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income and interest rates. For second quarter 2020, distributable income was $1,108,992, or $0.184832 per unit.

Distributions to unitholders for the quarter ended June 30, 2021 were:

Record Date	Payment Date	Distribution per Unit
April 30, 2021	May 14, 2021	$0.096485
May 28, 2021	June 14, 2021	0.077704
June 30, 2021	July 15, 2021	0.104054

		$0.278243

Six Months

For the six months ended June 30, 2021, net profits income was $3,147,105 compared to $3,278,611 for the same 2020 period. This 4% decrease in net profits income is primarily the result of decreased oil production ($1.0 million), increased taxes, transportation and other costs ($0.4 million), and net excess costs on the Texas and Oklahoma working interest properties ($0.3 million), partially offset by increased oil and gas prices ($1.4 million), increased gas production ($0.1 million), and decreased development costs ($0.1 million). See “Net Profits Income” below.

After considering interest income of $92 and administration expense of $438,389, distributable income for the six months ended June 30, 2021 was $2,708,808, or $0.451468 per unit of beneficial interest. Administration expense for the six months ended June 30, 2021 increased $72,061 from the prior year six-month period, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income and interest rates. For the six months ended June 30, 2020, distributable income was $2,917,926, or $0.486321 per unit.

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

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months Ended June 30 (a)		Increase (Decrease)	Six Months Ended June 30 (a)		Increase (Decrease)
	2021	2020		2021	2020
Sales Volumes
Oil (Bbls) (b)
Underlying properties	48,895	51,900	(6%)	84,266	105,708	(20%)
Average per day	549	577	(5%)	466	581	(20%)
Net profits interests	17,820	17,875	—	24,059	43,965	(45%)

Gas (Mcf) (b)
Underlying properties	217,571	325,179	(33%)	656,820	623,083	5%
Average per day	2,417	3,573	(32%)	3,609	3,405	6%
Net profits interests	187,869	288,691	(35%)	557,538	552,519	1%

Average Sales Prices
Oil (per Bbl)	$57.15	$36.83	55%	$51.59	$45.93	12%
Gas (per Mcf)	$5.09	$2.43	109%	$4.27	$2.78	54%

Revenues
Oil sales	$2,794,466	$1,911,488	46%	$4,346,959	$4,855,628	(10%)
Gas sales	1,107,978	790,639	40%	2,805,288	1,732,230	62%

Total Revenues	3,902,444	2,702,127	44%	7,152,247	6,587,858	9%

Costs
Taxes, transportation and other	398,408	316,668	26%	1,096,107	648,144	69%
Production expense (c)	1,186,830	1,245,241	(5%)	2,290,277	2,334,692	(2%)
Development costs	3,243	86,359	(96%)	4,529	120,072	(96%)
Excess costs (d)	245,733	(359,942)	(168%)	153,102	(304,955)	(150%)

Total Costs	1,834,214	1,288,326	42%	3,544,015	2,797,953	27%

Other Proceeds	—	—	—	(33,956)	8,188	(515%)

Net Proceeds	$2,068,230	$1,413,801	46%	$3,574,276	$3,798,093	(6%)

Net Profits Income	$1,791,664	$1,255,092	43%	$3,147,105	$3,278,611	(4%)

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

The following are explanations of significant variances on the underlying properties from second quarter 2020 to second quarter 2021 and from the first six months of 2020 to the comparable period in 2021:

Sales Volumes

Oil

Oil sales volumes decreased 6% for the second quarter and decreased 20% for the six-month period primarily because of timing of cash receipts and natural production decline.

Gas

Gas sales volumes decreased 33% for the second quarter and increased 5% for the six-month period primarily because of timing of cash receipts and natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Oil

The average oil price for the second quarter increased 55% to $57.15 per Bbl and for the six-month period increased 12% to $51.59 per Bbl. The second quarter 2021 oil price is primarily related to production from February through April 2021, when the average NYMEX price was $61.15 per Bbl.

Gas

Gas prices for the second quarter increased 109% to $5.09 per Mcf and for the six-month period increased 54% to $4.27 per Mcf. The second quarter 2021 gas price is primarily related to production from January through March 2021, when the average NYMEX price was $2.69 per MMBtu.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs increased 26% for the second quarter primarily due to increased property taxes, gas deductions, and severance taxes on higher revenues, partially offset by oil severance tax refunds. Taxes, transportation and other costs increased 69% for the six-month period primarily due to increased property taxes, gas deductions and decreased oil severance tax refunds.

Production Expense

Production expense decreased 5% for the second quarter and 2% for the six-month period primarily because of decreased field costs.

Development Costs

Development costs related to properties underlying the 75% net profits interests decreased 96% for the second quarter and for the six-month period primarily because of a reduction in costs from the Texas and Oklahoma working interest conveyances.

Excess Costs

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from any other conveyance. Underlying cumulative excess costs for the Texas working interest conveyance remaining as of June 30, 2021 totaled $2.8 million ($2.1 million net to the Trust), including accrued interest of $0.5 million ($0.4 million net to the Trust). For further information on excess costs, see Note 4 to Condensed Financial Statements.

Other Proceeds

The calculation of net profits income for the six months ended June 30, 2021 included an expense adjustment from XTO Energy of $33,956 ($30,560 net to the Trust).

Contingencies

For information on contingencies, see Note 3 to Condensed Financial Statements.

Forward-Looking Statements

Statements in this report relating to future plans, predictions, production, excess costs, litigation, arbitration, regulatory or court decisions, economic activity and recovery, and the impact of public health events and the accompanying government response on trade, travel, energy production, and future market pricing are forward-looking statements. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements regarding the net profits interests, underlying properties, development activities, annual or monthly development, production, regulatory and other costs and expenses, estimated rates of natural production decline, oil and gas prices and expectation for future demand, differentials to NYMEX prices, estimated changes in expenses, distributions to unitholders, and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties, including those detailed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020, which is incorporated by this reference as though fully set forth herein. XTO Energy and the Trustee assume no duty to update these statements as of any future date.

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

CROSS TIMBERS ROYALTY TRUST
By SIMMONS BANK, TRUSTEE

	By	/S/ NANCY WILLIS
Nancy Willis
Vice President

EXXON MOBIL CORPORATION

Date: August 12, 2021	By	/S/ DAVID LEVY
David Levy
Vice President - Upstream Business Services