Form 10-Q
period 2021-09-30
CROSS TIMBERS ROYALTY TRUST
filed 2021-11-12
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of November 1, 2021

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Unless specified otherwise, all amounts included herein are presented in U.S. dollars. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at September 30, 2021, and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2021 and 2020, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. The condensed financial statements as of September 30, 2021, and for the three-month and nine-month periods ended September 30, 2021 and 2020 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Cross Timbers Royalty Trust and

Simmons Bank, Trustee

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Cross Timbers Royalty Trust (the “Trust”) as of September 30, 2021, and the related condensed statements of distributable income and of changes in trust corpus for the three-month and nine-month periods ended September 30, 2021 and 2020, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with the modified cash basis of accounting described in Note 1.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

November 12, 2021

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Cash and short-term investments	$1,975,416	$1,372,799
Interest to be received	10	23
Net profits interests in oil and gas properties - net (Note 1)	3,264,303	7,523,065

	$5,239,729	$8,895,887

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$975,426	$372,822
Expense reserve (a)	1,000,000	1,000,000
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	3,264,303	7,523,065

	$5,239,729	$8,895,887

(a)	Expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income. The reserve is currently funded at $1,000,000.

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Net profits income	$2,455,493	$829,258	$5,602,598	$4,107,869
Interest income	31	134	123	5,777

Total income	2,455,524	829,392	5,602,721	4,113,646
Administration expense	153,822	215,400	592,211	581,728

Distributable income	$2,301,702	$613,992	$5,010,510	$3,531,918

Distributable income per unit (6,000,000 units)	$0.383617	$0.102332	$0.835085	$0.588653

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Trust corpus, beginning of period	$3,339,402	$7,733,514	$7,523,065	$8,161,795
Amortization of net profits interests	(75,099)	(77,955)	(4,258,762)	(506,236)
Distributable income	2,301,702	613,992	5,010,510	3,531,918
Distributions declared	(2,301,702)	(613,992)	(5,010,510)	(3,531,918)

Trust corpus, end of period	$3,264,303	$7,655,559	$3,264,303	$7,655,559

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

During the third quarter of 2021, no trigger event occurred that would indicate a need for an impairment assessment. Accordingly, there was no impairment of the NPI as of September 30, 2021. Any impairment recorded for book purposes will not result in a loss for tax purposes for the unitholders until the loss is recognized.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the Trust. Amortization of the net profits interests is calculated on a unit-of-production basis using proved reserves and is charged directly to trust corpus. Accumulated amortization was $57,836,146 as of September 30, 2021 and $53,577,384 as of December 31, 2020. As previously disclosed, significantly lower 2020 oil prices used in calculating the net profits interests proved reserves have resulted in significantly higher amortization in 2021 and full amortization of the working interest net profits interests. Amortization of the NPI does not impact unitholder distributions or the determination of proved reserves.

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

The Trustee has objected to similar claims relating to the Chieftain settlement with respect to another trust for which it serves as trustee (the Hugoton Royalty Trust) in an arbitration styled Simmons Bank (successor to Southwest Bank and Bank of America, N.A.) vs. XTO Energy Inc. through the American Arbitration Association. In that arbitration, the Trustee requested a declaratory judgment that the Chieftain settlement is not a production cost and that XTO Energy is prohibited from charging the settlement as a production cost under the conveyance or otherwise reducing the Hugoton Royalty Trust’s payments now or in the future as a result of the Chieftain litigation. Similar issues have arisen as between XTO Energy and the Trust, but it was agreed those issues would be considered once the Panel issued its decisions with respect to the Hugoton Royalty Trust. On January 20, 2021, the Panel issued its Corrected Interim Final Award (i) “reject[ing] the Trust’s contention that XTO has no right under the Conveyance to charge the [Hugoton Royalty] Trust with amounts XTO paid under section 1.18(a)(i) as royalty obligations to settle the Chieftain litigation” and (ii) stating “[t]he next phase will determine how much of the Chieftain settlement can be so charged, if any of it can be, in the exercise of the right found by the Panel.” Following briefing by both parties, on May 18, 2021, the Panel issued its second interim final award over the amount of XTO Energy’s settlement in the Chieftain class action lawsuit that can be charged to the [Hugoton Royalty] Trust as a production cost. The Panel has stayed proceedings. The allocation of a portion of the Chieftain settlement to the Trust, if ever, will be considered if the arbitration re-commences.

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

The following summarizes excess costs activity, cumulative excess costs balances and accrued interest to be recovered by conveyance as calculated by XTO Energy:

	Underlying
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/20	$2,283,825	$187,544	$2,471,369
Net excess costs (recovery) for the quarter ended 3/31/21	(2,479)	95,110	92,631
Net excess costs (recovery) for the quarter ended 6/30/21	43,640	(282,654)	(239,014)
Net excess costs (recovery) for the quarter ended 9/30/21	(138,207)	—	(138,207)

Cumulative excess costs remaining at 9/30/21	2,186,779	—	2,186,779
Accrued interest at 9/30/21	495,907	—	495,907

Total remaining to be recovered at 9/30/21	$2,682,686	$—	$2,682,686

	NPI
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/20	$1,712,869	$140,658	$1,853,527
Net excess costs (recovery) for the quarter ended 3/31/21	(1,859)	71,332	69,473
Net excess costs (recovery) for the quarter ended 6/30/21	32,730	(211,990)	(179,260)
Net excess costs (recovery) for the quarter ended 9/30/21	(103,656)	—	(103,656)

Cumulative excess costs remaining at 9/30/21	1,640,084	—	1,640,084
Accrued interest at 9/30/21	371,931	—	371,931

Total remaining to be recovered at 9/30/21	$2,012,015	$—	$2,012,015

For the quarter ended September 30, 2021, excess costs of $138,207 ($103,656 net to the Trust) were recovered on properties underlying the Texas working interest net profits interests.

Underlying cumulative excess costs for the Texas working interest conveyance remaining as of September 30, 2021 totaled $2.7 million ($2.0 million net to the Trust), including accrued interest of $0.5 million ($0.4 million net to the Trust).

5. XTO Energy Inc.

In computing net proceeds for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This monthly overhead charge at September 30, 2021 was $44,269 ($33,202 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of September 30, 2021, this monthly charge was approximately $29,000 ($22,000 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index. Other than this property, XTO Energy and ExxonMobil do not operate or control any of the underlying properties or related working interests.

The calculation of net profits income for the nine months ended September 30, 2021 included an expense adjustment from XTO Energy of $33,956 ($30,560 net to the Trust).

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

7. Subsequent Events

XTO Energy has advised the Trustee that adjustments in the Texas working interest net profits interests had a significant impact on the oil sales volumes and average prices reported in the October 2021 distribution. XTO Energy advised the Trustee that these adjustments were primarily a timing issue due to the Texas working interest net profits interests having a reversal of sales from the oil purchaser for the North Cowden Unit. XTO Energy has also advised the Trustee that it expects to receive payment for these oil sales directly from the operator, once the operator has recorded the sales in their system. This timing issue increased the excess costs on the properties underlying the Texas working interest net profits interests approximately $3,643,000 (approximately $2,732,000 net to the Trust).

On November 4, 2021, the Trustee announced that it has entered into an agreement with Argent Trust Company, a Tennessee chartered trust company (“Argent”), pursuant to which the Trustee will be resigning as trustee of the Trust and will nominate Argent as successor trustee of the Trust. The Trustee’s resignation as trustee, and Argent’s appointment as successor trustee, are subject to certain conditions set forth in the agreement, including approval by the unitholders of the Trust and of certain other trusts of which Simmons Bank acts as trustee (or a court) of (i) Argent’s appointment as successor trustee and (ii) any amendments to the indenture of the Trust and the trust agreements and indentures of the other trusts necessary to permit Argent to serve as successor trustee.

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

Distributable Income

Quarter

For the quarter ended September 30, 2021, net profits income was $2,455,493 compared to $829,258 for third quarter 2020. This 196% increase in net profits income is primarily the result of increased oil and gas prices ($2.0 million) and increased oil production ($0.2 million), partially offset by net excess costs activity on the Texas and Oklahoma working interest properties ($0.3 million), increased taxes, transportation and other costs ($0.2 million), and production expenses ($0.1 million). See “Net Profits Income” below.

After considering interest income of $31 and administration expense of $153,822, distributable income for the quarter ended September 30, 2021 was $2,301,702, or $0.383617 per unit of beneficial interest. Administration expense for the quarter decreased $61,578 from the prior year quarter, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income and interest rates. For third quarter 2020, distributable income was $613,992, or $0.102332 per unit.

Distributions to unitholders for the quarter ended September 30, 2021 were:

Record Date	Payment Date	Distribution per Unit
July 30, 2021	August 13, 2021	$0.123792
August 31, 2021	September 15, 2021	0.097254
September 30, 2021	October 15, 2021	0.162571

		$0.383617

Nine Months

For the nine months ended September 30, 2021, net profits income was $5,602,598 compared to $4,107,869 for the same 2020 period. This 36% increase in net profits income is primarily the result of higher oil and gas prices ($3.4 million), and increased gas production ($0.1 million), partially offset by decreased oil production ($0.8 million), net excess costs activity on the Texas and Oklahoma working interest properties ($0.6 million), increased taxes, transportation and other costs ($0.6 million). See “Net Profits Income” below.

After considering interest income of $123 and administration expense of $592,211, distributable income for the nine months ended September 30, 2021 was $5,010,510, or $0.835085 per unit of beneficial interest. Administration expense for the nine months ended September 30, 2021 increased $10,483 from the prior year nine-month period, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income and interest rates. For the nine months ended September 30, 2020, distributable income was $3,531,918, or $0.588653 per unit.

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

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months Ended September 30 (a)		Increase	Nine Months Ended September 30 (a)		Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
Sales Volumes
Oil (Bbls) (b)
Underlying properties	46,595	42,937	9%	130,861	148,645	(12%)
Average per day	506	467	8%	479	543	(12%)
Net profits interests	21,632	10,822	100%	45,691	54,787	(17%)
Gas (Mcf) (b)
Underlying properties	318,902	324,615	(2%)	975,722	947,698	3%
Average per day	3,504	3,567	(2%)	3,574	3,459	3%
Net profits interests	277,361	294,590	(6%)	834,899	847,109	(1%)
Average Sales Prices
Oil (per Bbl)	$62.29	$29.36	112%	$55.40	$41.15	35%
Gas (per Mcf)	$5.49	$2.37	132%	$4.67	$2.64	77%
Revenues
Oil sales	$2,902,419	$1,260,725	130%	$7,249,378	$6,116,353	19%
Gas sales	1,751,177	768,385	128%	4,556,465	2,500,615	82%

Total Revenues	4,653,596	2,029,110	129%	11,805,843	8,616,968	37%

Costs
Taxes, transportation and other	528,941	325,929	62%	1,625,048	974,073	67%
Production expense (c)	1,115,262	972,730	15%	3,405,539	3,307,422	3%
Development costs	45,849	4,300	966%	50,378	124,372	(59%)
Excess costs (d)	138,207	(195,247)	(171%)	291,309	(500,202)	(158%)

Total Costs	1,828,259	1,107,712	65%	5,372,274	3,905,665	38%

Other Proceeds	—	—	—	(33,956)	8,188	(515%)

Net Proceeds	$2,825,337	$921,398	207%	$6,399,613	$4,719,491	36%

Net Profits Income	$2,455,493	$829,258	196%	$5,602,598	$4,107,869	36%

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

The following are explanations of significant variances on the underlying properties from third quarter 2020 to third quarter 2021 and from the first nine months of 2020 to the comparable period in 2021:

Sales Volumes

Oil

Oil sales volumes increased 9% for the third quarter primarily because of timing of cash receipts, partially offset by natural production decline. Oil sales volumes decreased 12% for the nine-month period primarily because of timing of cash receipts and natural production decline.

Gas

Gas sales volumes decreased 2% for third quarter and increased 3% for the nine-month period primarily because of timing of cash receipts and natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Oil

The average oil price for the third quarter increased 112% to $62.29 per Bbl and for the nine-month period increased 35% to $55.40 per Bbl. The third quarter 2021 oil price is primarily related to production from May through July 2021, when the average NYMEX price was $69.76 per Bbl.

Gas

Gas prices for the third quarter increased 132% to $5.49 per Mcf and for the nine-month period increased 77% to $4.67 per Mcf. The third quarter 2021 gas price is primarily related to production from April through June 2021, when the average NYMEX price was $2.83 per MMBtu.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs increased 62% for the third quarter primarily because of increased severance taxes on higher revenues, property taxes, and gas deductions. Taxes, transportation and other costs increased 67% for the nine-month period primarily because of increased property taxes, gas deductions, severance taxes on higher revenues and decreased oil severance tax refunds.

Production Expense

Production expense increased 15% for the third quarter primarily because of increased repairs and maintenance and field costs, partially offset by timing of charges. Production expense increased 3% for the nine-month period primarily because of repairs and maintenance, partially offset by decreased field costs.

Development Costs

Development costs related to properties underlying the 75% net profits interests increased 966% for the third quarter because of timing of charges and decreased 59% for the nine-month period primarily because of reduction in activity.

Excess Costs

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from any other conveyance. Underlying cumulative excess costs for the Texas working interest conveyance remaining as of September 30, 2021 totaled $2.7 million ($2.0 million net to the Trust), including accrued interest of $0.5 million ($0.4 million net to the Trust). For further information on excess costs, see Note 4 to Condensed Financial Statements.

Other Proceeds

The calculation of net profits income for the nine months ended September 30, 2021 included an expense adjustment from XTO Energy of $33,956 ($30,560 net to the Trust).

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

CROSS TIMBERS ROYALTY TRUST
By SIMMONS BANK, TRUSTEE

	By	/s/ NANCY WILLIS
Nancy Willis
Vice President

EXXON MOBIL CORPORATION

Date: November 12, 2021	By	/s/ DAVID LEVY
David Levy
Vice President - Upstream Business Services