Form 10-K
period 2021-12-31
CROSS TIMBERS ROYALTY TRUST
filed 2022-03-29
CIK 881787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of units of beneficial interest held by non-affiliates of the registrant at June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $71.0 million.

The number of units of beneficial interest outstanding as of March 15, 2022 was 6,000,000.

CROSS TIMBERS ROYALTY TRUST

2021 ANNUAL REPORT ON FORM 10-K

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

Cross Timbers Royalty Trust (the “Trust”) is an express trust created under the laws of Texas pursuant to the Cross Timbers Royalty Trust Indenture entered into on February 12, 1991 between predecessors of XTO Energy Inc. (formerly known as Cross Timbers Oil Company and, hereafter, “XTO Energy”), as grantors, and NCNB Texas National Bank, as Trustee. Simmons Bank (the “Trustee”) is now the Trustee of the Trust. On November 4, 2021, the Trustee announced that it has entered into an agreement with Argent Trust Company, a Tennessee chartered trust company (“Argent”), pursuant to which Simmons Bank will be resigning as trustee of the Trust and will nominate Argent as successor trustee of the Trust. The Trustee’s resignation as trustee, and Argent’s appointment as successor trustee, are subject to certain conditions set forth in the agreement, including approval by the unitholders of the Trust and of certain other trusts of which Simmons Bank acts as trustee (or a court) of (i) Argent’s appointment as successor trustee and (ii) any amendments to the indenture of the Trust and the trust agreements and indentures of the other trusts necessary to permit Argent to serve as successor trustee.

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

Approximately 53% of the net profits income received by the Trust during 2021 was attributable to natural gas, as well as 46% of the Trust’s estimated future net cash flows from proved reserves at December 31, 2021 (based on estimated future net cash flows using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period). There is generally a greater demand for gas during the winter. Otherwise, Trust income is not subject to seasonal factors, nor dependent upon patents, licenses, franchises or concessions. The Trust conducts no research activities.

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

The Trust’s monthly cash distributions are highly dependent upon the prices realized from the sale of natural gas and oil. Oil and natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and XTO Energy. Factors that contribute to price fluctuations include instability in oil-producing regions, worldwide economic conditions, weather conditions, trade barriers, political instability, public health concerns, such as COVID-19, the supply of domestic and foreign oil, natural gas and natural gas liquids, consumer demand, the price and availability of alternative fuels, the proximity to, and capacity of, transportation facilities and the effect of worldwide energy conservation measures. Moreover, government regulations, such as regulation of natural gas transportation and price controls, environmental regulations, production restrictions, or trade barriers, can affect product prices. Oil and natural gas prices have experienced substantial fluctuations over the recent past and may vary significantly from period to period. For example, sharp decline in demand as a result of the COVID-19 pandemic and the ensuing government responses resulted in negative oil prices briefly in 2020. Further, a significant decline in current oil or natural gas prices or lower anticipated long-term prices could have a material adverse effect on the amount of oil and natural gas that is economic to produce, Trust net profits (and therefore cash available for distribution to unitholders) and proved reserves attributable to the Trust’s interests. Adjustments impacting volume or value could also impact the reported natural gas and oil prices. The volatility of energy prices reduces the predictability of future cash distributions to Trust unitholders.

Higher production expense and/or development costs, without concurrent increases in revenue, will directly decrease the net proceeds payable to the Trust from the properties underlying the 75% net profits interests.

Production expense and development costs are deducted in the calculation of the Trust’s share of net proceeds from properties underlying the 75% net profits interests. Accordingly, higher or lower production expense and development costs, without concurrent changes in revenue, will directly decrease or increase the amount received by the Trust for its 75% net profits interests. If development costs and production expense for properties underlying the 75% net profits in a particular state exceed the production proceeds from the properties, (as was the case with respect to the properties underlying the Texas working interests for all of 2020 and 2021 and with respect to the properties underlying the Oklahoma working interests for the 2020 distribution months of June through December and the 2021 distribution months of January through March) the Trust will not receive net profits income for those properties until future net proceeds from production in that state exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs.

Government action, policies or regulations designed to discourage production, reduce demand for, or promote alternatives to oil and natural gas could impact the price of oil and natural gas produced on the properties underlying the Trust’s net profits interests, directly as intended or through unintended consequences.

Governments around the world are considering actions intended to reduce greenhouse gas emissions by decreasing both the supply of and the demand for oil and natural gas products or promote alternatives. These include the adoption of cap and trade regimes, carbon taxes, trade tariffs, minimum renewable usage requirements, restrictive permitting, increased mileage and other efficiency standards, mandates for sales of electric vehicles, mandates for use of specific fuels or technologies, and other incentives or mandates designed to support transitioning to lower-emission energy sources. Political and other actors and their agents also increasingly seek to advance climate change objectives indirectly, such as by seeking to reduce the availability or increase the cost of financing and investment in the oil and gas sector. Depending on how policies are formulated and applied, such policies could impact the ability and costs of the operators of the properties underlying the Trust’s net profits interests to supply products, demand for their products, or the competitiveness of hydrocarbon-based products, which in turn, could reduce net proceeds to the Trust. Any policy that increases the costs for operators of the properties underlying the net profits interests or decreased market prices could have a material impact on the distributable income of the Trust.

War, terrorism, geopolitical hostilities, and other military actions or political instability could adversely affect Trust distributions or the market price of the Trust units.

There are a number of national and international events that could cause instability in global financial and energy markets. War, terrorist attacks and the threat of war or terrorist attacks, whether domestic or foreign, as well as other military or similar actions taken in response, impact the demand for and price of oil and natural gas in unpredictable ways, including increasing volatility in pricing. Actual or threatened acts of war, terrorism and other geopolitical hostilities could adversely affect Trust distributions or the market price of the Trust units in unpredictable ways, including through the disruption of fuel supplies and markets, increased volatility in oil and natural gas prices, or the possibility that the infrastructure on which the operators of the underlying properties rely could be a direct target or an indirect casualty of such an event.

Proved reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in reserve estimates or underlying assumptions could cause the quantities and net present value of the reserves to be overstated.

Estimating proved oil and gas reserves is inherently uncertain. Petroleum engineers consider many factors and make assumptions in estimating reserves and future net cash flows. Those factors and assumptions include historical production from the area compared with production rates from similar producing areas, the effects of governmental regulation, assumptions about future commodity prices, production expense and development costs, taxes and capital expenditures, the availability of enhanced recovery techniques and relationships with landowners, working interest partners, pipeline companies and others. Lower oil and gas prices generally cause lower estimates of proved reserves. Ultimately, actual production, revenues and expenditures for the underlying properties will vary from estimates and those variances could be material. Because the Trust owns net profits interests, it does not own a specific percentage of the oil and gas reserves. Estimated proved reserves for the net profits interests are based on estimates of reserves for the underlying properties and an allocation method that considers estimated future net proceeds and oil and gas prices. Because Trust reserve quantities are determined using an allocation formula, increases or decreases in oil and gas prices can significantly affect estimated reserves of the net profits interests.

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

XTO Energy and the Trustee may be subject to attempted cybersecurity disruptions from a variety of sources including state-sponsored actors.

XTO Energy’s defensive preparedness includes multi-layered technological capabilities for prevention and detection of cybersecurity disruptions; non-technological measures such as threat information sharing with governmental and industry groups; internal training and awareness campaigns including routine testing of employee awareness and an emphasis on resiliency including business response and recovery. The Trustee also maintains robust cybersecurity protocols including, but not limited to technological capabilities that prevent and detect disruptions; computer workstations and programs protected with passwords and passphrases, as well as employee training throughout the year on banking regulations and cybersecurity followed up by testing of that knowledge. Other, non-technical protocols include securing of documents and work areas that could contain personal, non-public information. If the measures taken to protect against cybersecurity disruptions prove to be insufficient or if proprietary data is otherwise not protected, XTO Energy, the Trustee or customers, employees, or third parties could be adversely affected. The Trust is also exposed to potential harm from cybersecurity events that may affect the operations of third-parties, including our partners, suppliers, service providers (including providers of cloud-hosting services for our data or applications), and customers. Cybersecurity disruptions could cause physical harm to people or the environment; damage or destroy assets; compromise business systems; result in proprietary information being altered, lost, or stolen; result in employee, customer, or third-party information being compromised; or otherwise disrupt our business operations. We could incur significant costs to remedy the effects of a major cybersecurity disruption in addition to costs in connection with resulting regulatory actions, litigation, or reputational harm.

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

The spread of different variants of the COVID-19, or the novel coronavirus, and the continually changing measures taken to mitigate the impact of single or multiple waves of the COVID-19 pandemic, had and may in the future have an adverse effect on the demand for oil and gas and the business and operations of the operators of the properties underlying the net profits interests, which in turn could have an adverse effect on Trust distributions.

Demand for oil and gas, and the business and operations of the operators of the properties underlying the net profits interests, has been and may in the future be adversely impacted by the different variants of the COVID-19 pandemic and measures being taken to mitigate its impact. As past coronavirus outbreaks and government responses escalated and de-escalated regionally and sporadically, the extent of any future impact on domestic sales of crude oil and natural gas remains unknown. The industry experienced a sharp and rapid decline in the demand for crude oil and natural gas as the U.S. and global economy in 2020, and commodity prices, were negatively impacted as economic activity was curtailed in response to the COVID-19 pandemic, as well as due to other geopolitical factors. At this time, the full extent to which COVID-19 will negatively impact the global economy and the oil and gas industry in the future is uncertain, but pandemics or other significant public health events will most likely have a material adverse effect on operators’ business and financial condition which would likely have an adverse effect on Trust distributions.

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

U.S. federal tax reform legislation informally known as the Tax Cuts and Jobs Act (the “TCJA”) was enacted December 22, 2017, and makes significant changes to the federal income tax rules applicable to both individuals and entities, including changes to the effective tax rate on a Trust unitholder’s allocable share of certain income from the Trust. The TCJA is complex, thus, Trust unitholders should consult their tax advisor regarding the TCJA and its effect on an investment in Trust units. In addition, the current administration has generally proposed repealing fossil fuel tax subsidies, which could impact certain tax benefits available to Trust unitholders.

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

As of December 31, 2021, the Trust did not have any unresolved Securities and Exchange Commission staff comments.

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

The underlying properties include over 2,900 producing properties with established production histories in Texas, Oklahoma and New Mexico. The average reserve-to-production index for the underlying properties as of December 31, 2021 is approximately eleven years. This index is calculated using total proved reserves and estimated 2022 production for the underlying properties. The projected 2022 production is from proved developed producing reserves as of December 31, 2021. Based on estimated future net cash flows at 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, the future net cash flows from proved reserves of the underlying properties are approximately 55% oil and 45% natural gas. The underlying properties also include certain nonproducing properties in Texas, Oklahoma and New Mexico that are primarily mineral interests.

Producing Acreage, Wells and Drilling

90% Net Profits Interests Underlying Royalties.    Royalty and overriding royalty properties underlying the 90% net profits interests represent approximately 88% of the discounted future net cash flows from Trust’s net profits interests proved reserves at December 31, 2021. Approximately 51% of the discounted future net cash flows from the 90% net profits interests are from gas reserves, totaling 12.6 Bcf. Oil reserves allocated to the 90% net profits interests are primarily located in West Texas and are estimated to be 1,035,000 Bbls at December 31, 2021.

The underlying royalties are royalty and overriding royalty interests primarily located in mature producing oil and gas fields. The most significant producing region in which the underlying royalties are located is the San Juan Basin in northwestern New Mexico. The San Juan Basin royalties gas production accounted for approximately 78% of the Trust’s net profits interests gas sales volumes and 41% of the net profits income for 2021. The Trust’s net profits interests estimated proved gas reserves from this region totaled 9.9 Bcf at December 31, 2021, or approximately 79% of Trust’s net profits interests total gas reserves at that date. XTO Energy estimates that underlying royalties in the San Juan Basin include more than 4,783 gross wells, covering almost 60,000 gross acres. The majority of these wells are operated by Simcoe LLC or Hilcorp Energy Company.

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

The underlying royalties contain approximately 277,517 gross (approximately 31,220 net) producing acres. Well counts for the underlying royalties cannot be provided because information regarding the number of wells on royalty properties is generally not made available to royalty interest owners.

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

Trust’s net profits interests proved reserves from the 75% net profits interests are almost entirely oil, estimated to be approximately 243,000 Bbls and represent approximately 12% of the discounted future net cash flows of the Trust’s net profits interests proved reserves at December 31, 2021.

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

The underlying working interest properties consist of 3,834 gross (3,036 net) producing acres. As of December 31, 2021, there were 1,277 gross (67.3 net) productive oil wells. There were two gross (0.23 net) wells drilled in 2021, six gross (0.68 net) wells in progress, and no wells drilled in 2020 or 2019. As operator of the Hewitt Unit, XTO Energy has advised the Trustee that it has plans to drill six wells in 2022.

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

Total underlying 2021 development costs were $152,884, up 27% from 2020 development costs of $120,684. Development costs were higher in 2021 primarily because of increased recompletion costs in the Hewitt Unit.

As reported to XTO Energy by unit operators in February of each year, underlying budgeted development costs were $1.0 million for 2021 and $2.1 million for 2020 ($0.7 million and $1.6 million, respectively, net to the Trust). Actual development costs often differ from amounts budgeted because of changes in product prices and other factors that may affect the timing or selection of projects. Also, costs are deducted in the calculation of Trust net profits income several months after they are incurred by the operator. Unit operators have reported underlying budgeted costs of approximately $1.4 million for 2022 and $1.6 million for 2023 ($1.0 million and $1.2 million, respectively, net to the Trust). Changes in oil or natural gas prices could impact future development plans on the underlying properties.

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from other conveyances. Remaining cumulative excess costs for the Texas working interest conveyance totaled $6,304,806 ($4,728,605 net to the Trust), including accrued interest of $0.5 million ($0.4 million net to the Trust) for the period ended December 31, 2021. For information regarding the effect of excess costs on Trust net profits income, see Note 7 to Financial Statements under Item 8, including the excess cost balance and accrued interest by conveyance, Financial Statements and Supplementary Data.

Estimated Proved Reserves and Future Net Cash Flows

The following are proved reserves of the underlying properties, as estimated by independent engineers, and proved reserves and future net cash flows from proved reserves of the net profits interests, based on an allocation of these reserves, at December 31, 2021:

	Underlying Properties		Net Profits Interests
	Proved Reserves (a)		Proved Reserves (a) (b)		Future Net Cash Flows from Proved Reserves (a) (c)
	Oil	Gas	Oil	Gas
(in thousands)	(Bbls)	(Mcf)	(Bbls)	(Mcf)	Undiscounted	Discounted
90% Net Profits Interests
San Juan Basin	13	10,961	12	9,865	$47,697	$25,089
Other New Mexico	35	73	31	71	2,283	1,139
Texas	1,048	1,650	943	1,486	65,938	30,947
Oklahoma	55	1,299	49	1,128	9,030	5,051

Total	1,151	13,983	1,035	12,550	124,948	62,226

75% Net Profits Interests
Texas	238	2	—	—	—	—
Oklahoma	1,111	323	243	71	14,809	8,822

Total	1,349	325	243	71	14,809	8,822

TOTAL	2,500	14,308	1,278	12,621	$139,757	$71,048

(a)	Based on 12-month average oil price of $63.88 per Bbl and $5.68 per Mcf for gas, based on the first-day-of-the-month price for each month in the period.

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

(c)	Before income taxes since future net cash flows are not subject to taxation at the trust level. Future net cash flows are discounted at an annual rate of 10%.

Proved reserves at December 31, 2021 consist of the following:

	Underlying Properties		Net Profits Interests
	Proved Reserves		Proved Reserves
(in thousands)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
Proved developed producing reserves	2,500	14,308	1,278	12,621
Proved undeveloped reserves	—	—	—	—
Proved developed non-producing reserves	—	—	—	—

Total proved reserves	2,500	14,308	1,278	12,621

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

The XTO Energy reserve engineering group reviews reserve estimates with third-party petroleum consultants, Miller and Lents, Ltd., independent petroleum engineers. Miller and Lents, Ltd. estimated oil and gas reserves attributable to the underlying properties as of December 31, 2021. Miller and Lents’ primary technical person responsible for calculating the Trust’s reserves has more than ten years of experience as a reserve engineer. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

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

Oil and gas production and average sales prices attributable to the underlying properties and the net profits interests for each of the three years ended December 31 were as follows:

	90% Net Profits Interests			75% Net Profits Interests			Total
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Production
Underlying Properties
Oil - Sales (Bbls)	50,522	67,762	50,928	42,080	131,668	127,413	92,602	199,430	178,341
Average per day (Bbls)	139	185	140	115	360	349	254	545	489
Gas - Sales (Mcf)	930,143	1,231,360	1,326,336	9,207	9,998	10,444	939,350	1,241,358	1,336,780
Average per day (Mcf)	2,549	3,364	3,634	25	27	28	2,574	3,391	3,662
Net Profits Interests
Oil - Sales (Bbls)	39,205	56,676	43,453	21,464	13,517	7,606	60,669	70,193	51,059
Average per day (Bbls)	107	155	119	59	37	21	166	192	140
Gas - Sales (Mcf)	826,939	1,347,518	1,171,285	517	289	1,076	827,456	1,347,807	1,172,361
Average per day (Mcf)	2,266	3,682	3,209	1	1	3	2,267	3,683	3,212

Average Sales Price
Oil (per Bbl)	$60.22	$45.31	$54.68	$68.85	$38.38	$52.04	$64.14	$40.74	$52.79
Gas (per Mcf)	$5.80	$2.52	$3.69	$19.55	$7.57	$10.72	$5.93	$2.56	$3.74

Average Production
Cost per BOE (a)(b)	$1.10	$0.07	$0.26	$99.28	$32.32	$41.78	$18.28	$10.65	$13.63

(a)

Total average production cost per BOE includes production from the properties underlying the 90% net profits interests, which are substantially all royalty and overriding royalty interests with insignificant production costs.

(b)

75% Net Profits Interests average production cost per BOE for 2021 is inflated due to the reversal of oil sales volumes by the oil purchaser of the North Cowden Unit in fourth quarter 2021. These oil sales were subsequently paid by the operator in first quarter 2022.

Oil and gas production by conveyance attributable to the underlying properties for each of the three years ended December 31 were as follows:

	Underlying Gas Production (Mcf)
Conveyance	2021	2020	2019
New Mexico royalty interest	708,689	836,918	991,262
Oklahoma royalty interest	155,443	213,405	191,611
Texas royalty interest	66,011	181,038	143,463
Texas working interest	7,295	9,379	7,420
Oklahoma working interest	1,912	618	3,024

Total	939,350	1,241,358	1,336,780

	Underlying Oil Production (Bbls)
Conveyance	2021	2020	2019
New Mexico royalty interest	6,263	4,961	3,236
Oklahoma royalty interest	11,260	22,102	15,729
Texas royalty interest	32,999	40,699	31,963
Texas working interest (a)	(45,292)	41,061	42,537
Oklahoma working interest	87,372	90,607	84,876

Total	92,602	199,430	178,341

(a)

Texas working interest underlying oil production for 2021 is negative due to the reversal of oil sales volumes by the oil purchaser of the North Cowden Unit in fourth quarter 2021. These oil sales were subsequently paid by the operator in first quarter 2022.

Nonproducing Acreage

The underlying nonproducing royalties contain approximately 215,000 gross (approximately 21,000 net) acres in Texas, Oklahoma and New Mexico which were nonproducing at the date of the Trust’s creation. The Trust is entitled to 10% of oil and gas production attributable to the underlying mineral interests, but is not entitled to delay rental payments or lease bonuses. There has been no significant development of such nonproducing acreage since the Trust’s creation.

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

Because the Trust is a grantor trust for federal tax purposes, each unitholder is taxed directly on his proportionate share of income, deductions and credits of the Trust consistent with each such unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust. The income of the Trust consists primarily of a specified share of the net profits from the sale of oil and natural gas produced from the underlying properties. During 2021, the Trust incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust.

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

Unitholders must maintain records of their adjusted basis in their Trust units (generally their cost less prior depletion deductions), make adjustments for depletion deductions to such basis, and use the adjusted basis for the computation of gain or loss on the disposition of the Trust units.

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

Each unitholder should consult their own tax advisor regarding state income tax requirements, if any, applicable to such person’s ownership of Trust units.

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

At March 7, 2022, there were 6,000,000 units outstanding and approximately 175 unitholders of record; 5,927,591 of these units were held by depository institutions.

The Trust has no equity compensation plans, nor has it purchased any units during the period covered by this report.

See “Item 1. Business” for a description of the Trustee’s obligations to make monthly distributions and how the monthly distribution amount is determined under the indenture.

ITEM 6.	[RESERVED]

ITEM 7.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Calculation of Net Profits Income

The following is a summary of the calculation of net profits income received by the Trust:

	Year Ended December 31(a)		Quarter Ended December 31(a)
	2021	2020	2021	2020
Sales Volumes
Oil (Bbls) (b)
Underlying properties	92,602	199,430	(38,259)	50,785
Average per day	254	545	(416)	552
Net profits interests	60,669	70,193	14,978	15,406
Gas (Mcf) (b)
Underlying properties	939,350	1,241,358	(36,372)	293,660
Average per day	2,574	3,391	(395)	3,192
Net profits interests	827,456	1,347,807	(7,443)	500,698
Average Sales Price
Oil (per Bbl)	$64.14	$40.74	$34.23	$39.53
Gas (per Mcf)	$5.93	$2.56	$(27.98)	$2.31
Revenues
Oil sales	$5,939,937	$8,124,134	$(1,309,441)	$2,007,781
Gas sales	5,573,982	3,178,087	1,017,517	677,472

Total Revenues	11,513,919	11,302,221	(291,924)	2,685,253

Costs
Taxes, transportation and other	1,522,567	1,455,933	(102,481)	481,860
Production expense (c)	4,555,193	4,327,241	1,149,654	1,019,819
Development costs	152,884	120,684	102,506	(3,688)
Excess costs (d)	(3,289,369)	(509,602)	(3,580,678)	(9,400)

Total Costs	2,941,275	5,394,256	(2,430,999)	1,488,591

Other Proceeds (e)	(33,956)	145,282	—	137,094

Net Proceeds	$8,538,688	$6,053,247	$2,139,075	$1,333,756

Net Profits Income	$7,438,451	$5,308,249	$1,835,853	$1,200,380

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

Results of Operations

Years Ended December 31, 2021 and 2020

Net profits income for 2021 was $7,438,451 as compared with $5,308,249 for 2020. The 40% increase in net profits income from 2020 to 2021 was primarily because of higher oil and gas prices ($7.6 million) and net excess costs activity ($2.1 million), partially offset by decreased oil and gas production ($7.1 million), increased production expenses ($0.2 million), decreased other proceeds ($0.2 million), and increased taxes, transportation and other costs ($0.1 million). During 2021 and 2020, 53% and 41%, respectively, of net profits income was derived from gas sales.

Trust administration expense was $765,317 in 2021 as compared to $639,441 in 2020. Cash reserve activity was $0 in 2021 and 2020. As of December 31, 2021, the reserve is funded at $1,000,000. Interest income was $168 in 2021 and $5,864 in 2020. Other changes in interest income are attributable to fluctuations in net profits income and interest rates.

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil production and three months after gas production. Net profits income is generally affected by three major factors:

1.	oil and gas sales volumes;
2.	oil and gas sales prices; and
3.	costs deducted in the calculation of net profits income.

Volumes

Oil.    Underlying oil sales volumes decreased 54% from 2020 to 2021 primarily because of natural production decline and the reversal of oil sales volumes by the oil purchaser of the North Cowden Unit in fourth quarter 2021. These oil sales were subsequently paid by the operator in first quarter 2022.

Gas.    Underlying gas sales volumes decreased 24% from 2020 to 2021 primarily because of natural production decline and timing of cash receipts.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Prices

Oil.    The average oil price for 2021 was $64.14 per Bbl, up 57% from the 2020 average oil price of $40.74 per Bbl. Oil prices are expected to remain volatile. The average NYMEX price for November 2021 through January 2022 was $77.07 per Bbl. At March 15, 2022, the average NYMEX oil price for the following 12 months was $86.91 per Bbl.

Gas.    The 2021 average gas price was $5.93 per Mcf, up 132% from the 2020 average gas price of $2.56 per Mcf. Natural gas prices are affected by natural gas liquids prices, the level of North American production, weather, crude oil prices, the U.S. economy, storage levels and export levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The average NYMEX price for fourth quarter 2021 was $4.01 per MMBtu. At March 15, 2022, the average NYMEX gas price for the following 12 months was $4.79 per MMBtu.

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

Total costs deducted in the calculation of net profits income were $2.9 million in 2021 and $5.4 million in 2020. The 45% decrease in costs from 2020 to 2021 is attributable to excess costs ($2.8 million), partially offset by decreased production expense ($0.2 million) and taxes, transportation and other costs ($0.1 million).

Unit operators of the properties underlying the 75% net profits interests have reported underlying budgeted development costs of approximately $1.4 million for 2022 and $1.6 million for 2023 ($1.0 million and $1.2 million, respectively, net to the Trust), as compared to underlying budgeted development costs of $1.0 million ($0.7 million net to the Trust) and actual development costs of $0.2 million ($0.1 million net to the Trust) for 2021. Actual development costs often differ from amounts budgeted because of changes in product prices and other factors that may affect the timing or selection of projects. Changes in oil or natural gas prices could impact future development plans on the underlying properties.

Other Proceeds

The calculation of net profits income for the year ended December 31, 2021 included an expense adjustment from XTO Energy of $33,956 ($30,560 net to the Trust).

The calculation of net profits income for the year ended December 31, 2020 included $145,282 ($129,526 net to the Trust) from XTO Energy due to interest received on past due payments of $343,852 ($308,239 net to the Trust), partially offset by an expense adjustment of $198,570 ($178,713 net to the Trust).

Fourth Quarter 2021 and 2020

During the quarter ended December 31, 2021, the Trust received net profits income totaling $1,835,853, compared with fourth quarter 2020 net profits income of $1,200,380. This 53% increase is primarily attributable to increased gas production ($7.2 million), net excess costs activity ($2.7 million), higher oil prices ($0.5 million), and decreased taxes, transportation and other costs ($0.5 million), partially offset by lower gas prices ($6.9 million), decreased oil production ($3.1 million), decreased other proceeds ($0.1 million), increased production expenses ($0.1 million), and increased development costs ($0.1 million).

Administration expense was $173,106 and Trust interest income was $45, resulting in fourth quarter 2021 distributable income of $1,662,792, or $0.277132 per unit. Distributable income for fourth quarter 2020 was $1,142,754, or $0.190459 per unit.

Distributions to unitholders for the quarter ended December 31, 2021 were:

Record Date	Payment Date	Per Unit
October 29, 2021	November 15, 2021	$0.067003
November 30, 2021	December 14, 2021	0.073000
December 31, 2021	January 14, 2022	0.137129

		$0.277132

Volumes

Fourth quarter 2021 underlying oil sales volumes were down 175% from fourth quarter 2020 primarily because of natural production decline and the reversal of oil sales volumes by the oil purchaser of the North Cowden Unit. These oil sales were subsequently paid by the operator in first quarter 2022. Underlying gas sales volumes for fourth quarter 2021 were down 112% from fourth quarter 2020 because of timing of cash receipts, natural production decline and adjustments.

Prices

The average fourth quarter 2021 oil price was $34.23 per Bbl, down 13% from the fourth quarter 2020 average price of $39.53 per Bbl primarily because of the reversal of oil sales volumes by the oil purchaser of the North Cowden Unit. The average fourth quarter 2021 gas price was ($27.98) per Mcf, down 1311% from the fourth quarter 2020 average price of $2.31 per Mcf primarily because of adjustments recorded in fourth quarter 2021. For further information about oil and gas prices, see “Years Ended December 31, 2021 and 2020 – Prices” above.

Costs

Costs deducted in the calculation of fourth quarter 2021 net profits income decreased $3.9 million, or 263%, from fourth quarter 2020. This decrease was primarily attributable to excess costs ($3.5 million), decreased taxes, transportation and other costs ($0.6 million), partially offset by increased production expenses ($0.1 million) and development costs ($0.1 million). For further information about development and excess costs, see “Years Ended December 31, 2021 and 2020 – Costs” above.

Other Proceeds

The calculation of net profits income for the quarter ended December 31, 2020 included $137,094 ($123,385 net to the Trust) from XTO Energy due to interest received on past due payments of $335,664 ($302,098 net to the Trust), partially offset by an expense adjustment of $198,570 ($178,713 net to the Trust).

Liquidity and Capital Resources

The Trust’s only cash requirement is the monthly distribution of its income to unitholders, which is funded by the monthly receipt of net profits income after payment of Trust administration expenses. The Trust is not liable for any production costs or liabilities attributable to the underlying properties. If at any time the Trust receives net profits income in excess of the amount due, the Trust is not obligated to return such overpayment, but future net profits income payable to the Trust will be reduced by the overpayment, plus interest at the prime rate. The Trustee may establish cash reserves for certain contingencies. The Trust may borrow funds required to pay Trust liabilities if fully repaid prior to further distributions to unitholders.

The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.

Greenhouse Gas Emissions and Climate Change Regulations

There is an increased focus by local, national and international regulatory bodies on greenhouse gas (GHG) emissions and climate change. A number of nations and U.S. states have adopted or are considering some form of climate change legislation and regulations, including carbon taxes, cap-and-trade policies and bans on drilling in certain areas or in certain ways. The climate accord reached at the Conference of the Parties (COP21) in Paris set many new goals, and while many related policies are still emerging, XTO Energy has informed the Trustee that it continues to anticipate that such policies will increase the cost of carbon dioxide emissions over time. As these regulations are under development, XTO Energy is unable to predict the total impact of the potential regulations upon the operators of the underlying properties, and it is possible that the operators of the underlying properties could face increases in operating costs or a ban of certain types of activities in order to comply with climate change or GHG emissions legislation, which costs could reduce or eliminate net proceeds payable to the Trust and Trust distributions.

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

In computing net proceeds for the 75% net profits interests (Note 3), XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This overhead charge at December 31, 2021 was approximately $44,269 per month, or $531,227 annually (net to the Trust of $33,202 per month, or $398,420 annually), and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of December 31, 2021, this charge was approximately $30,000 per month, or $360,000 annually (net to the Trust of $22,500 per month, or $270,000 annually), and is subject to annual adjustment based on an oil and gas industry index.

The calculation of net profits income for the year ended December 31, 2021 included an expense adjustment from XTO Energy of $33,956 ($30,560 net to the Trust).

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

During 2021, including fourth quarter, no trigger event occurred that would indicate a need for an impairment assessment. Accordingly, there was no impairment of the NPI as of December 31, 2021. During the first and second quarters of 2020, trigger events occurred indicating a need for impairment assessments. Impairment assessments were completed and no impairment was indicated. During the third and fourth quarters of 2020, no trigger events occurred indicating a need for impairment assessments. Accordingly, there was no impairment of the NPI as of December 31, 2020. Any impairment recorded for book purposes will not result in a loss for tax purposes for the unitholders until the loss is recognized.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $61,100,449 was XTO Energy’s historical net book value of the interests on February 12, 1991, the date of the transfer to the Trust. Amortization of the net profits interests is calculated on a unit-of-production basis using proved reserves and charged directly to trust corpus. Accumulated amortization was $57,834,093 as of December 31, 2021 and $53,577,384 as of December 31, 2020. As previously disclosed, significantly lower 2020 oil prices used in calculating the net profits interests proved reserves have resulted in significantly higher amortization in 2021 and full amortization of the working interest net profits interests. Amortization of the NPI does not impact unitholder distributions or the determination of proved reserves.

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

Forward-Looking Statements

Certain information included in this annual report and other materials filed, or to be filed, by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the Trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements may concern, among other things, development activities, future development plans, increased density drilling, reserve-to-production ratios, future production, future net cash flows, maintenance projects, development, production, regulatory and other costs, oil and gas prices and expectations for future demand, government policy and its impact on oil and gas prices and future demand, pricing differentials, proved reserves, production levels, arbitration, litigation, liquidity, financing, political and regulatory matters, such as tax and environmental policy, climate policy, trade barriers, sanctions, war, and competition. Such forward-looking statements are based on XTO Energy’s and the Trustee’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “may,” “expects,” “intends,” “plans,” “projects,” “anticipates,” “predicts,” “believes,” “goals,” “estimates,” “should,” “could,” “would,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual financial and operational results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. Some of the risk factors that could cause actual results to differ materially are explained in Item 1A, Risk Factors.

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

Report of Independent Registered Public Accounting Firm

To the Unitholders of Cross Timbers Royalty Trust and Simmons Bank, as Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of Cross Timbers Royalty Trust (the “Trust”) as of December 31, 2021 and 2020, and the related statements of distributable income and changes in trust corpus for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of December 31, 2021 and 2020, and its distributable income and its changes in trust corpus for the years then ended in conformity with the modified cash basis of accounting described in Note 2.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

The Impact of Proved Oil and Gas Reserves on Net Profits Interests in Oil and Gas Properties, Net

The Trust’s net profits interests (“NPI”) in oil and gas properties, net balance was $3,266 thousand as of December 31, 2021 and amortization of net profits interests for the year ended December 31, 2021 was $4,257 thousand. As described in Note 2, amortization of the net profits interests is calculated on a unit-of-production basis using proved reserves and charged directly to trust corpus. As disclosed by the Trustee, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs and under existing economic conditions, operating methods, and government regulation before the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods in which the cost of the required equipment is relatively minor compared with the cost of a new well. Physical factors such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors such as changes in product prices, may justify revision of such estimates. Because proved reserves are required to be estimated using 12-month average prices, based on the first-day-of-the-month price for each month in the period, estimated reserve quantities can be significantly impacted by changes in product prices. Accordingly, oil and gas quantities ultimately recovered and the timing of production may be substantially different from original estimates. The proved oil and gas reserves for the underlying properties are estimated by independent petroleum engineers (“specialists”).

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 29, 2022

We have served as the Trust’s auditor since 2011.

CROSS TIMBERS ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	December 31
	2021	2020
Assets
Cash and short-term investments	$1,822,750	$1,372,799
Interest to be received	24	23
Net profits interests in oil and gas properties - net (Notes 1 and 2)	3,266,356	7,523,065

	$5,089,130	$8,895,887

Liabilities and Trust Corpus
Distribution payable to unitholders	$822,774	$372,822
Expense reserve (a)	1,000,000	1,000,000
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	3,266,356	7,523,065

	$5,089,130	$8,895,887

(a)	Expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income. The reserve is currently funded at $1,000,000.

Statements of Distributable Income

	Year Ended December 31
	2021	2020
Net profits income	$7,438,451	$5,308,249
Interest income	168	5,864

Total income	7,438,619	5,314,113
Administration expense	765,317	639,441

Distributable income	$6,673,302	$4,674,672

Distributable income per unit (6,000,000 units)	$1.112217	$0.779112

Statements of Changes in Trust Corpus

	Year Ended December 31
	2021	2020
Trust corpus, beginning of year	$7,523,065	$8,161,795
Amortization of net profits interests	(4,256,709)	(638,730)
Distributable income	6,673,302	4,674,672
Distributions declared	(6,673,302)	(4,674,672)

Trust corpus, end of year	$3,266,356	$7,523,065

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

3.	trust expenses are recorded based on liabilities paid and cash reserves established by the Trustee for liabilities and contingencies; and

4.	distributions to unitholders are recorded when declared by the Trustee (Note 3).

The most significant differences between the Trust’s financial statements and those prepared in accordance with U.S. GAAP are:

1.	net profits income is recognized in the month received rather than accrued in the month of production;

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

2.	expenses are recognized when paid rather than when incurred; and

3.	cash reserves may be established by the Trustee for certain contingencies that would not be recorded under U.S. GAAP.

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

During 2021, including fourth quarter, no trigger event occurred that would indicate a need for an impairment assessment. Accordingly, there was no impairment of the NPI as of December 31, 2021. During the first and second quarters of 2020, trigger events occurred indicating a need for impairment assessments. Impairment assessments were completed and no impairment was indicated. During the third and fourth quarters of 2020, no trigger events occurred indicating a need for impairment assessments. Accordingly, there was no impairment of the NPI as of December 31, 2020. Any impairment recorded for book purposes will not result in a loss for tax purposes for the unitholders until the loss is recognized.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $61,100,449 was XTO Energy’s historical net book value of the interests on February 12, 1991, the date of the transfer to the Trust. Amortization of the net profits interests is calculated on a unit-of-production basis using proved reserves and charged directly to trust corpus. Accumulated amortization was $57,834,093 as of December 31, 2021 and $53,577,384 as of December 31, 2020. As previously disclosed, significantly lower 2020 oil prices used in calculating the net profits interests proved reserves have resulted in significantly higher amortization in 2021 and full amortization of the working interest net profits interests. Amortization of the NPI does not impact unitholder distributions or the determination of proved reserves.

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

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

In computing net proceeds for the 75% net profits interests (Note 3), XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This overhead charge at December 31, 2021 was approximately $44,269 per month, or $531,227 annually (net to the Trust of $33,202 per month, or $398,420 annually), and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of December 31, 2021, this charge was approximately $30,000 per month, or $360,000 annually (net to the Trust of $22,500 per month, or $270,000 annually), and is subject to annual adjustment based on an oil and gas industry index.

The calculation of net profits income for the year ended December 31, 2021 included an expense adjustment from XTO Energy of $33,956 ($30,560 net to the Trust).

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

The following summarizes excess costs activity, cumulative excess costs balances and accrued interest to be recovered by conveyance as calculated by XTO Energy:

	Underlying
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/20	$2,283,825	$187,544	$2,471,369
Net excess costs (recovery) for the quarter ended 3/31/21	(2,479)	95,110	92,631
Net excess costs (recovery) for the quarter ended 6/30/21	43,640	(282,654)	(239,014)
Net excess costs (recovery) for the quarter ended 9/30/21	(138,207)	—	(138,207)
Net excess costs (recovery) for the quarter ended 12/31/21	3,580,678	—	3,580,678

Cumulative excess costs remaining at 12/31/21	5,767,457	—	5,767,457
Accrued interest at 12/31/21	537,349	—	537,349

Total remaining to be recovered at 12/31/21	$6,304,806	$—	$6,304,806

	NPI
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/20	$1,712,869	$140,658	$1,853,527
Net excess costs (recovery) for the quarter ended 3/31/21	(1,859)	71,332	69,473
Net excess costs (recovery) for the quarter ended 6/30/21	32,730	(211,990)	(179,260)
Net excess costs (recovery) for the quarter ended 9/30/21	(103,656)	—	(103,656)
Net excess costs (recovery) for the quarter ended 12/31/21	2,685,509	—	2,685,509

Cumulative excess costs remaining at 12/31/21	4,325,593	—	4,325,593
Accrued interest at 12/31/21	403,012	—	403,012

Total remaining to be recovered at 12/31/21	$4,728,605	$—	$4,728,605

For the year ended December 31, 2021, excess costs on properties underlying the Texas working interest conveyance increased by $3,483,632 ($2,612,724 net to the Trust). This includes net excess costs of $3,580,678 ($2,685,509 net to the Trust) for the quarter ended December 31, 2021 primarily because of the reversal of oil sales volumes by the oil purchaser of the North Cowden Unit in fourth quarter 2021. These oil sales were subsequently paid by the operator in first quarter 2022.

For the year ended December 31, 2021, net recoveries of excess costs were $187,544 ($140,658 net to the Trust) and recoveries of accrued interest were $6,719 ($5,039 net to the Trust) on properties underlying the Oklahoma working interest.

Underlying cumulative excess costs for the Texas working interest conveyance remaining as of December 31, 2021 totaled $6.3 million ($4.7 million net to the Trust), including accrued interest of $0.5 million ($0.4 million net to the Trust).

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

Because overhead costs charged by XTO Energy are deducted in the calculation of net proceeds, the standardized measure for the underlying properties and net profits interests have been reduced by these estimated overhead costs. See Note 5 to Financial Statements under Item 8, Financial Statements and Supplementary Data for more information on overhead costs charged by XTO Energy.

Oil prices used to determine the standardized measure were based on average realized oil prices of $63.88 per Bbl in 2021, and $36.21 per Bbl in 2020. The weighted average realized gas prices used to determine the standardized measure were $5.68 per Mcf in 2021, and $2.44 per Mcf in 2020.

Reserve quantities and revenues for the net profits interests were estimated from projections of reserves and revenues attributable to the underlying properties. Since the Trust has defined net profits interests, the Trust does not own a specific percentage of the oil and gas reserves. Oil and gas reserves are allocated to the net profits interests by dividing Trust net cash inflows by 12-month average oil and gas prices. Any fluctuations in 12-month average prices or estimated costs will result in revisions to the estimated reserve quantities allocated to the net profits interests, which may not correlate with revisions of underlying proved reserves. Significant revisions in reserves could potentially impact the pace of the amortization of the net profits interests.

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Proved Reserves

	Net Profits Interests						Underlying Properties
	90% Net Profits Interests		75% Net Profits Interests		Total
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Balance, December 31, 2019	898	14,537	104	25	1,002	14,562	2,096	16,473

Extensions, additions and discoveries	21	202	—	—	21	202	24	225
Revisions of prior estimates	(58)	(509)	(83)	(22)	(141)	(531)	(417)	(849)
Production	(56)	(1,347)	(14)	(1)	(70)	(1,348)	(199)	(1,241)

Balance, December 31, 2020	805	12,883	7	2	812	12,885	1,504	14,608

Extensions, additions and discoveries	48	206	—	—	48	206	53	229
Revisions of prior estimates	221	287	257	70	478	357	1,036	410
Production	(39)	(826)	(21)	(1)	(60)	(827)	(93)	(939)

Balance, December 31, 2021	1,035	12,550	243	71	1,278	12,621	2,500	14,308

Extensions, additions and discoveries of proved gas reserves are primarily because of development in the Mid-Continent area. Revisions of prior estimates are primarily related to changes in prices and costs.

Proved Developed Reserves

	Net Profits Interests						Underlying Properties
	90% Net Profits Interests		75% Net Profits Interests		Total
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
December 31, 2020	805	12,883	7	2	812	12,885	1,504	14,608

December 31, 2021	1,035	12,550	243	71	1,278	12,621	2,500	14,308

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	90% Net Profits Interests		75% Net Profits Interests		Total
	December 31		December 31		December 31
(in thousands)	2021	2020	2021	2020	2021	2020
Net Profits Interests
Future cash inflows	$136,925	$60,329	$15,958	$252	$152,883	$60,581
Future production taxes	(11,977)	(5,248)	(1,149)	(18)	(13,126)	(5,266)

Future net cash flows	124,948	55,081	14,809	234	139,757	55,315
10% discount factor	(62,722)	(26,475)	(5,987)	(31)	(68,709)	(26,506)

Standardized measure	$62,226	$28,606	$8,822	$203	$71,048	$28,809

Underlying Properties
Future cash inflows					$240,951	$90,122
Future costs					(82,377)	(28,608)

Future net cash flows					158,574	61,514
10% discount factor					(77,571)	(29,459)

Standardized measure					$81,003	$32,055

Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves
	90% Net Profits Interests		75% Net Profits Interests		Total
(in thousands)	2021	2020	2021	2020	2021	2020
Net Profits Interests
Standardized measure, January 1	$28,606	$41,100	$203	$3,516	$28,809	$44,616
Extensions, additions and discoveries	2,542	589	—	—	2,542	589
Accretion of discount	2,450	3,507	17	308	2,467	3,815
Revisions of prior estimates, changes in price and other	34,835	(11,980)	9,834	(2,923)	44,669	(14,903)
Net profits income	(6,207)	(4,610)	(1,232)	(698)	(7,439)	(5,308)

Standardized measure, December 31	$62,226	$28,606	$8,822	$203	$71,048	$28,809

Underlying Properties
Standardized measure, January 1					$32,055	$50,386
Revisions:
Prices and costs					35,184	(11,006)
Quantity estimates					16,963	(6,116)
Accretion of discount					2,745	4,308
Future development costs					(153)	(121)
Other					(76)	3

Net revisions					54,663	(12,932)
Extensions, additions and discoveries					2,824	654
Production					(8,692)	(6,174)
Development costs					153	121

Net change					48,948	(18,331)

Standardized measure, December 31					$81,003	$32,055

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

9. Quarterly Financial Data (Unaudited)

The following is a summary of net profits income, distributable income and distributable income per unit by quarter for 2021 and 2020:

	Net Profits Income	Distributable Income	Distributable Income per Unit
2021
First Quarter	$1,355,441	$1,039,350	$0.173225
Second Quarter	1,791,664	1,669,458	0.278243
Third Quarter	2,455,493	2,301,702	0.383617
Fourth Quarter	1,835,853	1,662,792	0.277132

	$7,438,451	$6,673,302	$1.112217

2020
First Quarter	$2,023,519	$1,808,934	$0.301489
Second Quarter	1,255,092	1,108,992	0.184832
Third Quarter	829,258	613,992	0.102332
Fourth Quarter	1,200,380	1,142,754	0.190459

	$5,308,249	$4,674,672	$0.779112

10. Other Proceeds

The calculation of net profits income for the year ended December 31, 2021 included an expense adjustment from XTO Energy of $33,956 ($30,560 net to the Trust).

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

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control — Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)

Directors, Officers and Committees. The Trust has no directors, executive officers, audit committee, audit committee financial expert, compensation committee or nominating committee. The Trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

(b)

Section 16 (a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires that directors, officers, and beneficial owners of more than 10% of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. To the Trustee’s knowledge, based solely on the information furnished to the Trustee, the Trustee is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the Trust units of beneficial interest during and for the year ended December 31, 2021.

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

(b)	Compensation of the Trustee. The Trustee received the following annual compensation for the fiscal years ended December 31, 2020 through December 31, 2021 as specified in the Trust indenture:

	2021	2020
Simmons Bank, Trustee (1)	$85,862	$77,027

(1)

Under the Trust indenture, the trustee is entitled to an administrative fee of: (i) 1/20 of 1% of the first $100 million of the annual gross revenue of the Trust, and 1/30 of 1% of the annual gross revenue of the Trust in excess of $100 million, and (ii) trustee’s standard hourly rates for time in excess of 300 hours annually.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

(a)	Equity Compensation Plans and Trust Repurchases. The Trust has no equity compensation plans. The Trust has not repurchased any units during the fourth quarter of fiscal 2021.

(b)	Security Ownership of Certain Beneficial Owners. The Trustee is not aware of any person who beneficially owns more than 5% of the outstanding units.

(c)	Security Ownership of Management. The Trust has no directors or executive officers. The Trustee does not beneficially own any units in the Trust.

(d)	Changes in Control. The Trustee knows of no arrangements which may subsequently result in a change in control of the Trust.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

In computing net proceeds for the 75% net profits interests (Note 3), XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This overhead charge at December 31, 2021 was approximately $44,269 per month, or $531,227 annually (net to the Trust of $33,202 per month, or $398,420 annually), and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of December 31, 2021, this charge was approximately $30,000 per month, or $360,000 annually (net to the Trust of $22,500 per month, or $270,000 annually), and is subject to annual adjustment based on an oil and gas industry index.

The calculation of net profits income for the year ended December 31, 2021 included an expense adjustment from XTO Energy of $33,956 ($30,560 net to the Trust).

On June 25, 2010, XTO Energy became a wholly owned subsidiary of Exxon Mobil Corporation.

As of March 10, 2022, XTO Energy did not own any units.

See Item 11, Executive Compensation, for the remuneration received by the Trustee for the fiscal years ended December 31, 2020 through December 31, 2021.

As noted in Item 10, Directors, Executive Officers and Corporate Governance, the Trust has no directors, executive officers, audit committee, audit committee financial expert, compensation committee or nominating committee. The Trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2021 and 2020 are:

	2021	2020
Audit fees-PwC	$193,834	$172,300
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$193,834	$172,300

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

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2021 and 2020

Statements of Distributable Income for the years ended December 31, 2021 and 2020

Statements of Changes in Trust Corpus for the years ended December 31, 2021 and 2020

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

CROSS TIMBERS ROYALTY TRUST
By SIMMONS BANK, TRUSTEE

	By	/S/ NANCY WILLIS
Nancy Willis
Vice President

EXXON MOBIL CORPORATION

Date: March 29, 2022	By	/S/ DAVID LEVY
David Levy
Vice President - Upstream Business Services

(The Trust has no directors or executive officers.)