Form 10-Q
period 2022-03-31
CROSS TIMBERS ROYALTY TRUST
filed 2022-05-13
CIK 881787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of May 2, 2022

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Unless specified otherwise, all amounts included herein are presented in U.S. dollars. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at March 31, 2022, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2022 and 2021, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. The condensed financial statements as of March 31, 2021, and for the three-month periods ended March 31, 2022 and 2021 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Cross Timbers Royalty Trust and Simmons Bank, as Trustee

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Cross Timbers Royalty Trust (the “Trust”) as of March 31, 2022, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2022 and 2021, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with the modified cash basis of accounting described in Note 1.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus as of December 31, 2021, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein), and in our report dated March 29, 2022, which included a paragraph describing the modified cash basis of accounting, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2021, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

May 13, 2022

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	March 31, 2022	December 31, 2021
ASSETS

Cash and short-term investments	$1,325,079	$1,822,750

Interest to be received	13	24

Net profits interests in oil and gas properties - net (Note 1)	3,212,791	3,266,356

	$4,537,883	$5,089,130

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$325,092	$822,774

Expense reserve (a)	1,000,000	1,000,000

Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	3,212,791	3,266,356

	$4,537,883	$5,089,130

(a)	Expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income. The reserve is currently funded at $1,000,000.

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended March 31
	2022	2021

Net profits income	$1,951,672	$1,355,441

Interest income	34	63

Total income	1,951,706	1,355,504

Administration expense	266,774	316,154

Distributable income	$1,684,932	$1,039,350

Distributable income per unit (6,000,000 units)	$0.280822	$0.173225

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended March 31
	2022	2021

Trust corpus, beginning of period	$3,266,356	$7,523,065

Amortization of net profits interests	(53,565)	(100,154)

Distributable income	1,684,932	1,039,350

Distributions declared	(1,684,932)	(1,039,350)

Trust corpus, end of period	$3,212,791	$7,422,911

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

During the first quarter of 2022, no trigger event occurred that would indicate a need for an impairment assessment. Accordingly, there was no impairment of the NPI as of March 31, 2022. Any impairment recorded for book purposes will not result in a loss deductible by the unitholders for tax purposes until the loss is recognized.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the Trust. Amortization of the net profits interests is calculated on a unit-of-production basis using proved reserves and is charged directly to trust corpus. Accumulated amortization was $57,887,658 as of March 31, 2022 and $57,834,093 as of December 31, 2021. Amortization of the NPI does not impact unitholder distributions.

2.	Income Taxes

For federal income tax purposes, the Trust constitutes a fixed investment trust that is taxed as a grantor trust. A grantor trust is not subject to tax at the trust level. Accordingly, no provision for income taxes has been made in the financial statements. The unitholders are considered to own the Trust’s income and principal as though no trust were in existence. The income of the Trust is deemed to have been received or accrued by each unitholder at the time such income is received or accrued by the Trust and not when distributed by the Trust. Impairments recorded for book purposes will not result in a loss deductible by the unitholders for tax purposes until the loss is recognized.

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

The Trustee has objected to similar claims relating to the Chieftain settlement with respect to another trust for which it serves as trustee (the Hugoton Royalty Trust) in an arbitration styled Simmons Bank (successor to Southwest Bank and Bank of America, N.A.) vs. XTO Energy Inc. through the American Arbitration Association. In that arbitration, the Trustee requested a declaratory judgment that the Chieftain settlement is not a production cost and that XTO Energy is prohibited from charging the settlement as a production cost under the conveyance or otherwise reducing the Hugoton Royalty Trust’s payments now or in the future as a result of the Chieftain litigation. Similar issues have arisen as between XTO Energy and the Trust, but it was agreed those issues would be considered once the Panel issued its decisions with respect to the Hugoton Royalty Trust. On January 20, 2021, the Panel issued its Corrected Interim Final Award (i) “reject[ing] the Trust’s contention that XTO has no right under the Conveyance to charge the [Hugoton Royalty] Trust with amounts XTO paid under section 1.18(a)(i) as royalty obligations to settle the Chieftain litigation” and (ii) stating “[t]he next phase will determine how much of the Chieftain settlement can be so charged, if any of it can be, in the exercise of the right found by the Panel.” Following briefing by both parties, on May 18, 2021, the Panel issued its second interim final award over the amount of XTO Energy’s settlement in the Chieftain class action lawsuit that can be charged to the Hugoton Royalty Trust as a production cost. The Panel has stayed proceedings. The allocation of a portion of the Chieftain settlement to the Trust, will be considered if the arbitration re-commences.

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

The following summarizes excess costs activity, cumulative excess costs balances and accrued interest to be recovered by conveyance as calculated by XTO Energy:

	Underlying
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/21	$5,767,457	-	$5,767,457
Net excess costs (recovery) for the quarter ended 3/31/22	(3,882,904)	70,898	(3,812,006)

Cumulative excess costs remaining at 3/31/22	1,884,553	70,898	1,955,451
Accrued interest at 3/31/22	567,964	755	568,719

Total remaining to be recovered at 3/31/22	$2,452,517	$71,653	$2,524,170

	NPI
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/21	$4,325,593	-	$4,325,593
Net excess costs (recovery) for the quarter ended 3/31/22	(2,912,178)	53,174	(2,859,004)

Cumulative excess costs remaining at 3/31/22	1,413,415	53,174	1,466,589
Accrued interest at 3/31/22	425,973	566	426,539

Total remaining to be recovered at 3/31/22	$1,839,388	$53,740	$1,893,128

For the quarter ended March 31, 2022, excess costs of $3,882,904 ($2,912,178 net to the Trust) were recovered on properties underlying the Texas working interests primarily because of receipt of oil sales by the operator of the North Cowden Unit that had been reversed by the oil purchaser in fourth quarter 2021.

For the quarter ended March 31, 2022, excess costs on properties underlying the Oklahoma working interests increased by $70,898 ($53,174 net to the Trust) primarily because of increased development costs in the Hewitt Unit.

Underlying cumulative excess costs for the Texas and Oklahoma working interest conveyances remaining as of March 31, 2022 totaled $2.5 million ($1.9 million net to the Trust), including accrued interest of $0.6 million ($0.4 million net to the Trust).

5.	XTO Energy Inc.

In computing net proceeds for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This monthly overhead charge at March 31, 2022 was $44,269 ($33,202 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of March 31, 2022, this monthly charge was approximately $30,000 ($22,500 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index. Other than this property, XTO Energy and ExxonMobil do not operate or control any of the underlying properties or related working interests.

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

At a special meeting of the Trust’s unitholders held May 4, 2022, the unitholders of the Trust voted to approve the appointment of Argent Trust Company as successor trustee to serve as trustee of the Trust once the resignation of Simmons Bank, the current Trustee of the Trust, takes effect. The proposal of related amendments to the Trust Agreement of the Trust was not approved. The effective date of the Trustee’s resignation will depend on the satisfaction or waiver of the conditions set forth in the Trustee’s notice of resignation and the Trust’s definitive proxy statement, including approval by the Trust or certain other trusts of which Simmons Bank acts as trustee (or a court) of (i) Argent’s appointment as successor trustee and (ii) any amendments to the trust agreements and indentures of the other trusts (whether by unitholder approval or a court) necessary to permit Argent to serve as successor trustee.

Item 2. Trustee’s Discussion and Analysis

The following discussion should be read in conjunction with the Trustee’s discussion and analysis contained in the Trust’s 2021 Annual Report on Form 10-K, as well as the condensed financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The Trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the Trust’s website at www.crt-crosstimbers.com.

Distributable	Income

For the quarter ended March 31, 2022, net profits income was $1,951,672 compared to $1,355,441 for first quarter 2021. This 44% increase in net profits income is primarily the result of increased oil production ($3.6 million), increased oil and gas prices ($1.7 million), decreased taxes, transportation and other costs ($0.1 million), partially offset by net excess costs activity ($2.9 million), decreased gas production ($1.1 million), increased development costs ($0.7 million), and increased production expenses ($0.1 million). See “Net Profits Income” below.

After considering interest income of $34 and administration expense of $266,774, distributable income for the quarter ended March 31, 2022 was $1,684,932, or $0.280822 per unit of beneficial interest. Administration expense for the quarter decreased $49,380 from the prior year quarter, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, expense reserve and interest rates. For first quarter 2021, distributable income was $1,039,350, or $0.173225 per unit.

Distributions to unitholders for the quarter ended March 31, 2022 were:

Record Date	Payment Date	Distribution per Unit
January 31, 2022	February 14, 2022	$ 0.125725
February 28, 2022	March 14, 2022	0.100915
March 31, 2022	April 14, 2022	0.054182

		$ 0.280822

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

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months Ended March 31 (a)		Increase (Decrease)
	2022	2021
Sales Volumes
Oil (Bbls) (b)
Underlying properties	116,295	35,371	229%
Average per day	1,264	384	229%
Net profits interests	11,471	6,239	84%

Gas (Mcf) (b)
Underlying properties	248,673	439,249	(43%)
Average per day	2,703	4,774	(43%)
Net profits interests	205,807	369,669	(44%)

Average Sales Prices
Oil (per Bbl)	$60.25	$43.89	37%
Gas (per Mcf)	$6.88	$3.86	78%

Revenues
Oil sales	$7,006,631	$1,552,493	351%
Gas sales	1,710,399	1,697,310	1%

Total Revenues	8,717,030	3,249,803	168%

Costs
Taxes, transportation and other	559,502	697,699	(20%)
Production expense (c)	1,178,382	1,103,447	7%
Development costs	992,067	1,286	N/A
Excess costs (d)	3,812,006	(92,631)	N/A

Total Costs	6,541,957	1,709,801	283%

Other Proceeds	-	(33,956)	(100%)

Net Proceeds	$2,175,073	$1,506,046	44%

Net Profits Income	$1,951,672	$1,355,441	44%

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

(d)	See Note 4 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from first quarter 2021 to first quarter 2022:

Sales	Volumes

Oil

Oil sales volumes increased 229% from first quarter 2021 to first quarter 2022 primarily because of receipt of oil sales by the operator of the North Cowden Unit that had been reversed by the oil purchaser in fourth quarter 2021, partially offset by natural production decline.

Gas

Gas sales volumes decreased 43% from first quarter 2021 to first quarter 2022 primarily because of timing of cash receipts and natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales	Prices

Oil

The average oil price increased 37% to $60.25 per Bbl for the first quarter. The first quarter 2022 oil price is primarily related to production from November 2021 through January 2022, when the average NYMEX price was $77.42 per Bbl.

Gas

Gas prices for the first quarter increased 78% to $6.88 per Mcf. The first quarter 2022 gas price is primarily related to production from October through December 2021, when the average NYMEX price was $5.83 per MMBtu.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs decreased 20% for the first quarter primarily because of decreased property taxes and gas deductions, partially offset by increased oil severance taxes.

Production Expense

Production expense increased 7% for the first quarter primarily because of increased processing costs.

Development Costs

Development costs related to properties underlying the 75% net profits interests increased $990,781 for the first quarter primarily because of increased recompletion, drilling and completion activity in the Hewitt Unit.

Excess Costs

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from any other conveyance. Underlying cumulative excess costs for the Texas and

Oklahoma working interest conveyances remaining as of March 31, 2022 totaled $2.5 million ($1.9 million net to the Trust), including accrued interest of $0.6 million ($0.4 million net to the Trust). For further information on excess costs, see Note 4 to Condensed Financial Statements.

Other Proceeds

The calculation of net profits income for the quarter ended March 31, 2021 included an expense adjustment from XTO Energy of $33,956 ($30,560 net to the Trust).

Contingencies

For information on contingencies, see Note 3 to Condensed Financial Statements.

Forward-Looking Statements

Certain information included in this quarterly report and other materials filed, or to be filed, by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the Trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements are based on XTO Energy’s and the Trustee’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “may,” “expects,” “intends,” “plans,” “believes,” “estimates,” “should,” “could,” “would,” and similar words that convey the uncertainty of future events. Such forward-looking statements may concern, among other things, development activities, future development plans, increased density drilling, reserve-to-production ratios, future production, future net cash flows, maintenance projects, development, production, regulatory and other costs, oil and gas prices and expectations for future demand, government policy and its impact on oil and gas prices and future demand, pricing differentials, proved reserves, production levels, arbitration, litigation, liquidity, financing, political and regulatory matters, such as tax and environmental policy, climate policy, trade barriers, sanctions, war, and competition. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict, including those detailed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021, which is incorporated by this reference as though fully set forth herein. Therefore, actual financial and operational results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. XTO Energy and the Trustee assume no duty to update these statements as of any future date.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

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

PART II - OTHER INFORMATION

Item 1A.   Risk Factors

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 6.   Exhibits

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 1A, 7 and 7A to the Annual Report on Form 10-K for Cross Timbers Royalty Trust filed with the Securities and Exchange Commission on March 29, 2022 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSS TIMBERS ROYALTY TRUST
By SIMMONS BANK, TRUSTEE

By	/s/ NANCY WILLIS
Nancy Willis
Vice President

EXXON MOBIL CORPORATION

Date: May 13, 2022	By	/s/ DAVID LEVY
David Levy
Vice President - Upstream Business Services