Form 10-Q
period 2022-06-30
CROSS TIMBERS ROYALTY TRUST
filed 2022-08-12
CIK 881787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Cross Timbers Royalty Trust

(Exact name of registrant as specified in its charter)

Texas	1-10982	75-6415930
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

c/o The Corporate Trustee:

Simmons Bank

2911 Turtle Creek Blvd, Suite 850

Dallas, Texas 75219

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (855) 588-7839

(Former name, former address and former fiscal year, if change since last report) NONE

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of August 3, 2022

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Unless specified otherwise, all amounts included herein are presented in U.S. dollars. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at June 30, 2022, and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2022 and 2021, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	June 30, 2022	December 31, 2021
ASSETS

Cash and short-term investments	$2,632,564	$1,822,750

Interest to be received	558	24

Net profits interests in oil and gas properties - net (Note 1)	3,096,807	3,266,356

	$5,729,929	$5,089,130

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$1,633,122	$822,774

Expense reserve (a)	1,000,000	1,000,000

Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	3,096,807	3,266,356

	$5,729,929	$5,089,130

(a)	Expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income. The reserve is currently funded at $1,000,000.

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021

Net profits income	$3,767,617	$1,791,664	$5,719,289	$3,147,105

Interest income	908	29	942	92

Total income	3,768,525	1,791,693	5,720,231	3,147,197

Administration expense	209,529	122,235	476,303	438,389

Distributable income	$3,558,996	$1,669,458	$5,243,928	$2,708,808

Distributable income per unit (6,000,000 units)	$0.593166	$0.278243	$0.873988	$0.451468

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021

Trust corpus, beginning of period	$3,212,791	$7,422,911	$3,266,356	$7,523,065

Amortization of net profits interests	(115,984)	(4,083,509)	(169,549)	(4,183,663)

Distributable income	3,558,996	1,669,458	5,243,928	2,708,808

Distributions declared	(3,558,996)	(1,669,458)	(5,243,928)	(2,708,808)

Trust corpus, end of period	$3,096,807	$3,339,402	$3,096,807	$3,339,402

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

During the second quarter of 2022, no trigger event occurred that would indicate a need for an impairment assessment. Accordingly, there was no impairment of the NPI as of June 30, 2022. Any impairment recorded for book purposes will not result in a loss deductible by the unitholders for tax purposes until the loss is recognized.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the Trust. Amortization of the net profits interests is calculated on a unit-of-production basis using proved reserves and is charged directly to trust corpus. Accumulated amortization was $58,003,642 as of June 30, 2022 and $57,834,093 as of December 31, 2021. Amortization of the NPI does not impact unitholder distributions.

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

The Trustee has objected to similar claims relating to the Chieftain settlement with respect to another trust for which it serves as trustee (the Hugoton Royalty Trust) in an arbitration styled Simmons Bank (successor to Southwest Bank and Bank of America, N.A.) vs. XTO Energy Inc. through the American Arbitration Association. In that arbitration, the Trustee requested a declaratory judgment that the Chieftain settlement is not a production cost and that XTO Energy is prohibited from charging the settlement as a production cost under the conveyance or otherwise reducing the Hugoton Royalty Trust’s payments now or in the future as a result of the Chieftain litigation. Similar issues have arisen as between XTO Energy and the Trust, but it was agreed those issues would be considered once the Panel issued its decisions with respect to the Hugoton Royalty Trust. On January 20, 2021, the Panel issued its Corrected Interim Final Award

(i) “reject[ing] the Trust’s contention that XTO has no right under the Conveyance to charge the [Hugoton Royalty] Trust with amounts XTO paid under section 1.18(a)(i) as royalty obligations to settle the Chieftain litigation” and (ii) stating “[t]he next phase will determine how much of the Chieftain settlement can be so charged, if any of it can be, in the exercise of the right found by the Panel.” Following briefing by both parties, on May 18, 2021, the Panel issued its second interim final award over the amount of XTO Energy’s settlement in the Chieftain class action lawsuit that can be charged to the Hugoton Royalty Trust as a production cost. The Panel has stayed proceedings. The allocation of a portion of the Chieftain settlement to the Trust will be considered if the arbitration re-commences.

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

The following summarizes excess costs activity, cumulative excess costs balances and accrued interest to be recovered by conveyance as calculated by XTO Energy:

		Underlying

	TX WI	OK WI	Total

Cumulative excess costs remaining at 12/31/21	$5,767,457	$-	$5,767,457
Net excess costs (recovery) for the quarter ended 3/31/22	(3,882,904)	70,898	(3,812,006)
Net excess costs (recovery) for the quarter ended 6/30/22	(293,494)	(70,898)	(364,392)

Cumulative excess costs remaining at 6/30/22	1,591,059	-	1,591,059
Accrued interest at 6/30/22	589,433	-	589,433

Total remaining to be recovered at 6/30/22	$2,180,492	$-	$2,180,492

		NPI

	TX WI	OK WI	Total

Cumulative excess costs remaining at 12/31/21	$4,325,593	$-	$4,325,593
Net excess costs (recovery) for the quarter ended 3/31/22	(2,912,178)	53,174	(2,859,004)
Net excess costs (recovery) for the quarter ended 6/30/22	(220,120)	(53,174)	(273,294)

Cumulative excess costs remaining at 6/30/22	1,193,295	-	1,193,295
Accrued interest at 6/30/22	442,075	-	442,075

Total remaining to be recovered at 6/30/22	$1,635,370	$-	$1,635,370

For the quarter ended June 30, 2022, excess costs of $293,494 ($220,120 net to the Trust) were recovered on properties underlying the Texas working interest net profits interests.

For the quarter ended June 30, 2022, excess costs of $70,898 ($53,174 net to the Trust) and accrued interest of $968 ($726 net to the Trust) were recovered on properties underlying the Oklahoma working interest net profits interests.

Underlying cumulative excess costs for the Texas working interest conveyance remaining as of June 30, 2022 totaled $2.2 million ($1.6 million net to the Trust), including accrued interest of $0.6 million ($0.4 million net to the Trust).

5.	XTO Energy Inc.

In computing net proceeds for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This monthly overhead charge at June 30, 2022 was $44,445 ($33,334 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of June 30, 2022, this monthly charge was approximately $31,000 ($23,200 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index. Other than this property, XTO Energy and ExxonMobil do not operate or control any of the underlying properties or related working interests.

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

Distributable Income

Quarter

For the quarter ended June 30, 2022, net profits income was $3,767,617 compared to $1,791,664 for second quarter 2021. This 110% increase in net profits income is primarily the result of increased gas production ($1.9 million), increased oil and gas prices ($1.6 million), partially offset by increased taxes, transportation and other ($0.5 million), decreased oil production ($0.5 million), increased production expenses ($0.3 million), increased development costs ($0.1 million), and net excess costs activity ($0.1 million). See “Net Profits Income” below.

After considering interest income of $908 and administration expense of $209,529, distributable income for the quarter ended June 30, 2022 was $3,558,996, or $0.593166 per unit of beneficial interest. Administration expense for the quarter increased $87,294 from the prior year quarter, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, expense reserve, and interest rates. For second quarter 2021, distributable income was $1,669,458, or $0.278243 per unit.

Distributions to unitholders for the quarter ended June 30, 2022 were:

Record Date	Payment Date	Distribution per Unit
April 29, 2022	May 13, 2022	$0.156943
May 31, 2022	June 14, 2022	0.164036
June 30, 2022	July 15, 2022	0.272187

		$ 0.593166

Six Months

For the six months ended June 30, 2022, net profits income was $5,719,289 compared to $3,147,105 for the same 2021 period. This 82% increase in net profits income is primarily the result of increased oil and gas production ($4.5 million), and increased oil and gas prices ($2.7 million), partially offset by net excess costs activity ($3.0 million), increased development costs ($0.9 million), increased taxes, transportation and other costs ($0.4 million), and increased production expenses ($0.3 million). See “Net Profits Income” below.

After considering interest income of $942 and administration expense of $476,303, distributable income for the six months ended June 30, 2022 was $5,243,928, or $0.873988 per unit of beneficial interest. Administration expense for the six months ended June 30, 2022 increased $37,914 from the prior year six-month period, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, expense reserve, and interest rates. For the six months ended June 30, 2021, distributable income was $2,708,808, or $0.451468 per unit.

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

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months			Six Months
	Ended June 30 (a)		Increase	Ended June 30 (a)		Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
Sales Volumes
Oil (Bbls) (b)
Underlying properties	42,196	48,895	(14%)	158,491	84,266	88%
Average per day	474	549	(14%)	876	466	88%
Net profits interests	17,811	17,820	-	29,282	24,059	22%

Gas (Mcf) (b)
Underlying properties	525,770	217,571	142%	774,443	656,820	18%
Average per day	5,842	2,417	142%	4,255	3,609	18%
Net profits interests	445,685	187,869	137%	651,492	557,538	17%

Average Sales Prices
Oil (per Bbl)	$ 90.00	$ 57.15	57%	$ 68.17	$ 51.59	32%
Gas (per Mcf)	$ 6.81	$ 5.09	34%	$ 6.83	$ 4.27	60%

Revenues
Oil sales	$3,797,694	$2,794,466	36%	$10,804,325	$4,346,959	149%
Gas sales	3,580,662	1,107,978	223%	5,291,061	2,805,288	89%

Total Revenues	7,378,356	3,902,444	89%	16,095,386	7,152,247	125%

Costs
Taxes, transportation and other	993,949	398,408	149%	1,553,451	1,096,107	42%
Production expense (c)	1,500,525	1,186,830	26%	2,678,907	2,290,277	17%
Development costs	197,448	3,243	N/A	1,189,515	4,529	N/A
Excess costs (d)	365,360	245,733	49%	4,177,366	153,102	N/A

Total Costs	3,057,282	1,834,214	67%	9,599,239	3,544,015	171%

Other Proceeds	-	-	-	-	(33,956)	(100%)

Net Proceeds	$4,321,074	$2,068,230	109%	$6,496,147	$3,574,276	82%

Net Profits Income	$3,767,617	$1,791,664	110%	$5,719,289	$3,147,105	82%

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

The following are explanations of significant variances on the underlying properties from second quarter 2021 to second quarter 2022 and from the first six months of 2021 to the comparable period in 2022:

Sales Volumes

Oil

Oil sales volumes decreased 14% for the second quarter primarily because of timing of cash receipts and natural production decline. Oil sales volumes increased 88% for the six-month period primarily because of receipt of oil sales by the operator of the North Cowden Unit that had been reversed by the oil purchaser in fourth quarter 2021, partially offset by natural production decline.

Gas

Gas sales volumes increased 142% for the second quarter and increased 18% for the six-month period primarily because of timing of cash receipts in the New Mexico royalty interest net profits interests, partially offset by natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Oil

The average oil price for the second quarter increased 57% to $90.00 per Bbl and for the six-month period increased 32% to $68.17 per Bbl.

Gas

Gas prices for the second quarter increased 34% to $6.81 per Mcf and for the six-month period increased 60% to $6.83 per Mcf.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs increased 149% for the second quarter and 42% for the six-month period primarily because of severance taxes on higher revenues, increased gas deductions, and decreased oil severance tax refunds, partially offset by decreased property taxes.

Production Expense

Production expense increased 26% for the second quarter and 17% for the six-month period primarily because of increased repairs and maintenance, and processing costs.

Development Costs

Development costs related to properties underlying the 75% net profits interests increased $0.2 million for the second quarter and $1.2 million for the six-month period primarily because of increased recompletion, drilling, and completion activity in the Hewitt Unit.

Excess Costs

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from any other conveyance. Underlying cumulative excess costs for the Texas working interest conveyance remaining as of June 30, 2022 totaled $2.2 million ($1.6 million net to the Trust), including accrued interest of $0.6 million ($0.4 million net to the Trust). For further information on excess costs, see Note 4 to Condensed Financial Statements.

Trustee Resignation

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

Contingencies

For information on contingencies, see Note 3 to Condensed Financial Statements.

Forward-Looking Statements

Certain information included in this quarterly report and other materials filed, or to be filed, by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the Trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements are based on XTO Energy’s and the Trustee’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “may,” “expects,” “intends,” “plans,” “believes,” “estimates,” “should,” “could,” “would,” and similar words that convey the uncertainty of future events. Such forward-looking statements may concern, among other things, development activities, future development plans, increased density drilling, reserve-to-production ratios, future production, future net cash flows, maintenance projects, development, production, regulatory and other costs, oil and gas prices and expectations for future demand, the impact of inflation and economic downturns on economic activity, government policy and its impact on oil and gas prices and future demand, pricing differentials, proved reserves, production levels, arbitration, litigation, liquidity, financing, political and regulatory matters, such as tax and environmental policy, climate policy, trade barriers, sanctions, war, and competition. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict, including those detailed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021, which is incorporated by this reference as though fully set forth herein. Therefore, actual financial and operational results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. XTO Energy and the Trustee assume no duty to update these statements as of any future date.

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

CROSS TIMBERS ROYALTY TRUST By SIMMONS BANK, TRUSTEE

By	/S/ NANCY WILLIS
Nancy Willis
Vice President

EXXON MOBIL CORPORATION

Date: August 12, 2022	By	/S/ DAVID LEVY
David Levy
Vice President - Upstream Business Services