Form 10-Q
period 2022-09-30
CROSS TIMBERS ROYALTY TRUST
filed 2022-11-14
CIK 881787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of November 1, 2022

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Unless specified otherwise, all amounts included herein are presented in U.S. dollars. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at September 30, 2022, and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2022 and 2021, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	September 30, 2022	December 31, 2021

ASSETS

Cash and short-term investments	$2,200,234	$1,822,750

Interest to be received	2,172	24

Net profits interests in oil and gas properties - net (Note 1)	3,025,815	3,266,356

	$5,228,221	$5,089,130

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$1,202,406	$822,774

Expense reserve (a)	1,000,000	1,000,000

Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	3,025,815	3,266,356

	$5,228,221	$5,089,130

(a)	Expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income. The reserve is currently funded at $1,000,000.

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021

Net profits income	$3,817,493	$2,455,493	$9,536,782	$5,602,598

Interest income	4,795	31	5,737	123

Total income	3,822,288	2,455,524	9,542,519	5,602,721

Administration expense	86,028	153,822	562,331	592,211

Distributable income	$3,736,260	$2,301,702	$8,980,188	$5,010,510

Distributable income per unit (6,000,000 units)	$0.622710	$0.383617	$1.496698	$0.835085

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021

Trust corpus, beginning of period	$3,096,807	$3,339,402	$3,266,356	$7,523,065

Amortization of net profits interests	(70,992)	(75,099)	(240,541)	(4,258,762)

Distributable income	3,736,260	2,301,702	8,980,188	5,010,510

Distributions declared	(3,736,260)	(2,301,702)	(8,980,188)	(5,010,510)

Trust corpus, end of period	$3,025,815	$3,264,303	$3,025,815	$3,264,303

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

During the third quarter of 2022, no trigger event occurred that would indicate a need for an impairment assessment. Accordingly, there was no impairment of the NPI as of September 30, 2022. Any impairment recorded for book purposes will not result in a loss deductible by the unitholders for tax purposes until the loss is recognized.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the Trust. Amortization of the net profits interests is calculated on a unit-of-production basis using proved reserves and is charged directly to trust corpus. Accumulated amortization was $58,074,634 as of September 30, 2022 and $57,834,093 as of December 31, 2021. Amortization of the NPI does not impact unitholder distributions.

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

All revenues from the Trust are from sources within Texas, Oklahoma or New Mexico. Because it distributes all of its net income to unitholders, the Trust has not been taxed at the trust level in New Mexico or Oklahoma. While the Trust has not owed tax, the Trustee is required to file an Oklahoma income tax return reflecting the income and deductions of the Trust attributable to properties located in that state, along with a schedule that includes information regarding distributions to unitholders. Oklahoma and New Mexico tax the income of nonresidents from real property located within those states, and the Trust has been advised by counsel that such states will tax nonresidents on income from the net profits interests located in those states. Oklahoma and New Mexico also impose a corporate income tax that may apply to unitholders organized as corporations (subject to certain exceptions for S corporations and limited liability companies, depending on their treatment for federal income tax purposes).

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

The Trustee has objected to similar claims relating to the Chieftain settlement with respect to another trust for which it serves as trustee (the Hugoton Royalty Trust) in an arbitration styled Simmons Bank (successor to Southwest Bank and Bank of America, N.A.) vs. XTO Energy Inc. through the American Arbitration Association. In that arbitration, the Trustee requested a declaratory judgment that the Chieftain settlement is not a production cost and that XTO Energy is prohibited from charging the settlement as a production cost under the conveyance or otherwise reducing the Hugoton Royalty Trust’s payments now or in the future as a result of the Chieftain litigation. Similar issues have arisen as between XTO Energy and the Trust, but it was agreed those issues would be considered once the Panel issued its decisions with respect to the Hugoton Royalty Trust. On January 20, 2021, the Panel issued its Corrected Interim Final Award (i) “reject[ing] the Trust’s contention that XTO has no right under the Conveyance to charge the [Hugoton Royalty] Trust with amounts XTO paid under section 1.18(a)(i) as royalty obligations to settle the Chieftain litigation” and (ii) stating “[t]he next phase will determine how much of the Chieftain settlement can be so charged, if any of it can be, in the exercise of the right found by the Panel.” Following briefing by both parties, on May 18, 2021, the Panel issued its second interim final award over the amount of XTO Energy’s settlement in the Chieftain class action lawsuit that can be charged to the Hugoton Royalty Trust as a production cost. The allocation of a portion of the Chieftain settlement to the Trust will be considered in the now re-commenced arbitration. The hearing date for the arbitration is scheduled to take place May 30-31, 2023.

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

The following summarizes excess costs activity, cumulative excess costs balances and accrued interest to be recovered by conveyance as calculated by XTO Energy:

	Underlying
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/21	$5,767,457	$ -	$5,767,457
Net excess costs (recovery) for the quarter ended 3/31/22	(3,882,904)	70,898	(3,812,006)
Net excess costs (recovery) for the quarter ended 6/30/22	(293,494)	(70,898)	(364,392)
Net excess costs (recovery) for the quarter ended 9/30/22	(239,731)	-	(239,731)

Cumulative excess costs remaining at 9/30/22	1,351,328	-	1,351,328
Accrued interest at 9/30/22	614,378	-	614,378

Total remaining to be recovered at 9/30/22	$1,965,706	$ -	$1,965,706

	NPI
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/21	$4,325,593	$ -	$4,325,593
Net excess costs (recovery) for the quarter ended 3/31/22	(2,912,178)	53,174	(2,859,004)
Net excess costs (recovery) for the quarter ended 6/30/22	(220,120)	(53,174)	(273,294)
Net excess costs (recovery) for the quarter ended 9/30/22	(179,799)	-	(179,799)

Cumulative excess costs remaining at 9/30/22	1,013,496	-	1,013,496
Accrued interest at 9/30/22	460,783	-	460,783

Total remaining to be recovered at 9/30/22	$1,474,279	$ -	$1,474,279

For the quarter ended September 30, 2022, excess costs of $239,731 ($179,799 net to the Trust) were recovered on properties underlying the Texas working interest net profits interests.

Underlying cumulative excess costs for the Texas working interest conveyance remaining as of September 30, 2022 totaled $2.0 million ($1.5 million net to the Trust), including accrued interest of $0.6 million ($0.5 million net to the Trust).

5.	XTO Energy Inc.

In computing net proceeds for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This monthly overhead charge at September 30, 2022 was $44,445 ($33,334 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of September 30, 2022, this monthly charge was approximately $31,000 ($23,000 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index. Other than this property, XTO Energy and ExxonMobil do not operate or control any of the properties underlying the 75% net profits interests.

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

Distributable Income

Quarter

For the quarter ended September 30, 2022, net profits income was $3,817,493 compared to $2,455,493 for third quarter 2021. This 55% increase in net profits income is primarily the result of increased oil and gas prices ($2.4 million), partially offset by decreased oil production ($0.4 million), increased production expenses ($0.3 million), increased taxes, transportation and other costs ($0.1 million), increased development costs ($0.1 million), and net excess costs activity ($0.1 million). See “Net Profits Income” below.

After considering interest income of $4,795 and administration expense of $86,028, distributable income for the quarter ended September 30, 2022 was $3,736,260, or $0.622710 per unit of beneficial interest. Administration expense for the quarter decreased $67,794 from the prior year quarter, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, expense reserve, and interest rates. For third quarter 2021, distributable income was $2,301,702, or $0.383617 per unit.

Distributions to unitholders for the quarter ended September 30, 2022 were:

Record Date	Payment Date	Distribution per Unit

July 29, 2022	August 12, 2022	$0.191690
August 31, 2022	September 15, 2022	0.230619
September 30, 2022	October 17, 2022	0.200401

		$0.622710

Nine Months

For the nine months ended September 30, 2022, net profits income was $9,536,782 compared to $5,602,598 for the same 2021 period. This 70% increase in net profits income is primarily the result of increased oil and gas production ($4.6 million), and increased oil and gas prices ($4.5 million), partially offset by net excess costs activity ($3.1 million), increased development costs ($1.0 million), increased production expenses ($0.6 million), and increased taxes, transportation and other costs ($0.5 million). See “Net Profits Income” below.

After considering interest income of $5,737 and administration expense of $562,331, distributable income for the nine months ended September 30, 2022 was $8,980,188, or $1.496698 per unit of beneficial interest. Administration expense for the nine months ended September 30, 2022 decreased $29,880 from the prior year nine-month period, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, expense reserve, and interest rates. For the nine months ended September 30, 2021, distributable income was $5,010,510, or $0.835085 per unit.

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

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months			Nine Months
	Ended September 30 (a)		Increase	Ended September 30 (a)		Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
Sales Volumes
Oil (Bbls) (b)
Underlying properties	41,219	46,595	(12%)	199,710	130,861	53%
Average per day	448	506	(11%)	732	479	53%
Net profits interests	19,457	21,632	(10%)	48,739	45,691	7%

Gas (Mcf) (b)
Underlying properties	321,952	318,902	1%	1,096,395	975,722	12%
Average per day	3,538	3,504	1%	4,016	3,574	12%
Net profits interests	272,896	277,361	(2%)	924,388	834,899	11%

Average Sales Prices
Oil (per Bbl)	$ 101.80	$ 62.29	63%	$ 75.11	$ 55.40	36%
Gas (per Mcf)	$ 8.93	$ 5.49	63%	$ 7.45	$ 4.67	60%

Revenues
Oil sales	$4,196,109	$2,902,419	45%	$15,000,434	$7,249,378	107%
Gas sales	2,875,462	1,751,177	64%	8,166,523	4,556,465	79%

Total Revenues	7,071,571	4,653,596	52%	23,166,957	11,805,843	96%

Costs
Taxes, transportation and other	704,688	528,941	33%	2,258,139	1,625,048	39%
Production expense (c)	1,514,225	1,115,262	36%	4,193,132	3,405,539	23%
Development costs	168,430	45,849	267%	1,357,945	50,378	N/A
Excess costs (d)	239,731	138,207	73%	4,417,097	291,309	N/A

Total Costs	2,627,074	1,828,259	44%	12,226,313	5,372,274	128%

Other Proceeds	-	-	-	-	(33,956)	-

Net Proceeds	$4,444,497	$2,825,337	57%	$10,940,644	$6,399,613	71%

Net Profits Income	$3,817,493	$2,455,493	55%	$9,536,782	$5,602,598	70%

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

The following are explanations of significant variances on the underlying properties from third quarter 2021 to third quarter 2022 and from the first nine months of 2021 to the comparable period in 2022:

Sales Volumes

Oil

Oil sales volumes decreased 12% for the third quarter primarily because of timing of cash receipts and natural production decline. Oil sales volumes increased 53% for the nine-month period primarily because of receipt of oil sales by the operator of the North Cowden Unit that had been reversed by the oil purchaser in fourth quarter 2021, partially offset by natural production decline.

Gas

Gas sales volumes increased 1% for the third quarter and increased 12% for the nine-month period primarily because of timing of cash receipts, partially offset by natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Oil

The average oil price for the third quarter increased 63% to $101.80 per Bbl and for the nine-month period increased 36% to $75.11 per Bbl.

Gas

Gas prices for the third quarter increased 63% to $8.93 per Mcf and for the nine-month period increased 60% to $7.45 per Mcf.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs increased 33% for the third quarter primarily because of production taxes on higher revenues, partially offset by decreased property taxes. Taxes, transportation and other costs increased 39% for the nine-month period primarily because of production taxes on higher revenues, increased gas deductions, and decreased oil production tax refunds, partially offset by decreased property taxes.

Production Expense

Production expense increased 36% for the third quarter and 23% for the nine-month period primarily because of increased gas processing, repairs and maintenance, and power and fuel costs.

Development Costs

Development costs related to properties underlying the 75% net profits interests increased $0.1 million for the third quarter and $1.3 million for the nine-month period primarily because of increased recompletion, drilling and completion activity in the Hewitt Unit. There are nine wells currently being drilled in the Hewitt Unit which are expected to be complete by year-end.

Excess Costs

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from any other conveyance. Underlying cumulative excess costs for the Texas working interest conveyance remaining as of September 30, 2022 totaled $2.0 million ($1.5 million net to the Trust), including accrued interest of $0.6 million ($0.5 million net to the Trust). For further information on excess costs, see Note 4 to Condensed Financial Statements.

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

At a special meeting of the Trust’s unitholders held May 4, 2022, the unitholders of the Trust voted to approve the appointment of Argent Trust Company as successor trustee to serve as trustee of the Trust once the resignation of Simmons Bank, the current Trustee of the Trust, takes effect. The proposal of related amendments to the Trust indenture was not approved. On October 13, 2022, upon request of the Trustee and a unitholder of the Trust, the District Court of Tarrant County, Texas, 153rd Judicial District approved an order modifying the Trust indenture so that Argent Trust Company would qualify as a successor trustee. The effective date of the Trustee’s resignation and appointment of Argent Trust Company as successor trustee is anticipated to be December 30, 2022, subject to the satisfaction or waiver of the conditions set forth in the Trustee’s notice of resignation and the Trust’s definitive proxy statement.

Contingencies

For information on contingencies, see Note 3 to Condensed Financial Statements.

Forward-Looking Statements

Certain information included in this quarterly report and other materials filed, or to be filed, by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the Trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements are based on XTO Energy’s and the Trustee’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “may,” “expects,” “intends,” “plans,” “believes,” “estimates,” “should,” “could,” “would,” and similar words that convey the uncertainty of future events. Such forward-looking statements may concern, among other things, development activities, future development plans by area, increased density drilling, reserve-to-production ratios, future production, future net cash flows, maintenance projects, development, production, regulatory and other costs, oil and gas prices and expectations for future demand, the impact of inflation and economic downturns on economic activity, government policy and its impact on oil and gas prices and future demand, the development and competitiveness of alternative energy sources, pricing differentials, proved reserves, production levels, expense reserve budgets, availability of financing, arbitration, litigation, liquidity, financing, political and regulatory matters, such as tax and environmental policy, climate policy, trade barriers, sanctions, competition, war and other political or security disturbances. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict, including those detailed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021, which is incorporated by this reference as though fully set forth herein. Therefore, actual financial and operational results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. XTO Energy and the Trustee assume no duty to update these statements as of any future date.

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

Item 6. Exhibits

(4)

Amendment No. 1 to Amended and Restated Royalty Trust Indenture, dated October 13, 2022, of Cross Timbers Royalty Trust heretofore filed as Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2022 (incorporated herein by reference)

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

CROSS TIMBERS ROYALTY TRUST By SIMMONS BANK, TRUSTEE

	By	/s/ NANCY WILLIS
Nancy Willis
Vice President

EXXON MOBIL CORPORATION

Date: November 14, 2022	By	/s/ DAVID LEVY
David Levy
Vice President - Upstream Business Services