Form 10-K
period 2022-12-31
CROSS TIMBERS ROYALTY TRUST
filed 2023-03-30
CIK 881787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission File No. 1-10982

Cross Timbers Royalty Trust

(Exact name of registrant as specified in its charter)

Texas	75-6415930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Corporate Trustee:
Argent Trust Company
2911 Turtle Creek Blvd, Suite 850 Dallas, Texas 75219	75219
(Address of principal executive offices)	(Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐        NO  ☒

The aggregate market value of units of beneficial interest held by non-affiliates of the registrant at June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $91.1 million.

The number of units of beneficial interest outstanding as of March 13, 2023 was 6,000,000.

CROSS TIMBERS ROYALTY TRUST

2022 ANNUAL REPORT ON FORM 10-K

Glossary of Terms

The following is a glossary of certain defined terms used in this Annual Report on Form 10-K.

GLOSSARY

Bbl	Barrel (of oil)

Bcf	Billion cubic feet (of natural gas)

BOE	Barrel of oil equivalent

gross acres or gross wells	The total acres or wells, as the case may be, in which a working interest is owned

Mcf	Thousand cubic feet (of natural gas)

MMBtu	One million British Thermal Units, a common energy measurement

net acres or net wells	The sum of the fractional working interests owned in gross acres or wells, as the case may be

net proceeds	Gross proceeds received by XTO Energy from sale of production from the underlying properties, less applicable costs, as defined in the net profits interest conveyances

net profits income	Net proceeds multiplied by the applicable net profits percentage of 75% or 90%, which is paid to the Trust by XTO Energy. “Net profits income” is referred to as “royalty income” for income tax purposes.

net profits interest	An interest in an oil and gas property measured by net profits from the sale of production, rather than a specific portion of production. The following defined net profits interests were conveyed to the Trust from the underlying properties:

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

Cross Timbers Royalty Trust (the “Trust”) is an express trust created under the laws of Texas pursuant to the Cross Timbers Royalty Trust Indenture entered into on February 12, 1991 between predecessors of XTO Energy Inc. (formerly known as Cross Timbers Oil Company and, hereafter, “XTO Energy”), as grantors, and NCNB Texas National Bank, as Trustee. The current trustee of the Trust is Argent Trust Company, a Tennessee chartered trust company (“Argent”). On November 4, 2021, Simmons Bank, as trustee announced that it had entered into an agreement with Argent, pursuant to which Simmons Bank would resign as trustee of the Trust and would nominate Argent as successor trustee of the Trust. At a special meeting of Trust unitholders, the unitholders approved the appointment of Argent as successor trustee of the Trust, but did not approve the proposal of related amendments to the Trust Indenture. The modification of the Trust Indenture was approved by the District Court of Tarrant County, Texas, 153rd Judicial District, upon request of Simmons Bank, as trustee, and a unitholder of the Trust. Simmons Bank’s resignation as trustee, and Argent’s appointment as successor trustee, became effective December 30, 2022.

The defined term “Trustee” as used herein shall refer to Simmons Bank for periods from February 20, 2018 through December 29, 2022, and shall refer to Argent for periods on and after December 30, 2022.

The principal office of the Trust is 2911 Turtle Creek Blvd, Suite 850, Dallas, Texas 75219. The telephone number of the Trust is 1-855-588-7839. The Trust’s internet website is www.crt-crosstimbers.com. We make available free of charge, through our website, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are accessible through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Information on our website is not incorporated into this report.

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

In exchange for the net profits interests conveyed to the Trust, the predecessors of XTO Energy received 6,000,000 units of beneficial interest of the Trust. Predecessors of XTO Energy distributed units to their owners in February 1991 and November 1992, and in February 1992, sold units in the Trust’s initial public offering. Units are listed and traded on the New York Stock Exchange under the symbol “CRT”. XTO Energy currently is not a unitholder of the Trust.

On June 25, 2010, XTO Energy became a wholly-owned subsidiary of Exxon Mobil Corporation.

Under the terms of each of the five conveyances, the Trust receives net profits income from the net profits interests generally on the last business day of each month. Net profits income is determined by XTO Energy by multiplying the net profit percentage (90% or 75%) times net proceeds from the underlying properties for each conveyance during the previous month. Net proceeds are the gross proceeds received from the sale of production, less “production costs,” as defined in the conveyances. For the 90% net profits interests and the 75% net profits interests, production costs generally include applicable property taxes, transportation, marketing and other charges. For the 75% net profits interests, production costs also include capital and operating costs paid (e.g., drilling, production and other direct costs of owning and operating the property), monthly overhead charged by operators of the underlying properties, and a monthly overhead XTO Energy deducts as reimbursement for costs associated with monitoring these interests. If production costs exceed gross proceeds for any conveyance, this excess is carried forward to future monthly computations of net proceeds until the excess costs (plus interest accrued as specified in the conveyances) are completely recovered. Excess production costs and related accrued interest from one conveyance cannot be used to reduce net proceeds from any other conveyance. For further information on excess costs, see Note 7 to Financial Statements under Item 8. Financial Statements and Supplementary Data.

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

The Trustee’s function is to collect the net profits income from the net profits interests, to pay all Trust expenses, and to pay the monthly distribution amount to unitholders. The Trustee’s powers are specified by the terms of the Trust indenture. The Trust cannot engage in any business activity or acquire any assets other than the net profits interests and specific short-term cash investments. The Trust has no employees since all administrative functions are performed by the Trustee.

Approximately 62 percent of the net profits income received by the Trust during 2022 was attributable to natural gas, as well as 65 percent of the Trust’s estimated future net cash flows from proved reserves at December 31, 2022 (based on estimated future net cash flows using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period). There is generally a greater demand for gas during the winter. Otherwise, Trust income is not subject to seasonal factors, nor dependent upon patents, licenses, franchises, or concessions. The Trust conducts no research activities.

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

The following discussion of risk factors should be read in conjunction with the financial statements and related notes included under Item 8. Financial Statements and Supplementary Data. Because of these and other factors, past financial performance should not be considered an indication of future performance.

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

The Trust’s monthly cash distributions are highly dependent upon the prices realized from the sale of natural gas and oil. Oil and natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and XTO Energy. Factors that contribute to price fluctuations include instability in oil-producing regions, worldwide economic conditions, weather conditions, trade barriers, political instability, public health concerns, such as COVID-19, the supply of domestic and foreign oil, natural gas and natural gas liquids, consumer demand, the price and availability of alternative fuels, the proximity to, and capacity of, transportation facilities and the effect of worldwide energy conservation measures. Moreover, government regulations, such as regulation of natural gas transportation and price controls, environmental regulations, production restrictions, or trade barriers, can affect product prices. Oil and natural gas prices have fluctuated wildly over the recent past and may vary significantly from period to period, including by the rate of recovery from the COVID-19 pandemic, as well as the occurrence and severity of future outbreaks, the responsive actions taken by governments and others, and the resulting effects on regional and global markets and economies. Further, a significant decline in current oil or natural gas prices or lower anticipated long-term prices could have a material adverse effect on the amount of oil and natural gas that is economic to produce, Trust net profits (and therefore cash available for distribution to unitholders) and proved reserves attributable to the Trust’s interests. Adjustments impacting volume or value could also impact the reported natural gas and oil prices. The volatility of energy prices reduces the predictability of future cash distributions to Trust unitholders.

Higher production expense and/or development costs, without concurrent increases in revenue, will directly decrease the net proceeds payable to the Trust from the properties underlying the 75% net profits interests.

Production expense and development costs are deducted in the calculation of the Trust’s share of net proceeds from properties underlying the 75% net profits interests. Accordingly, higher or lower production expense and development costs, without concurrent changes in revenue, will directly decrease or increase the amount received by the Trust for its 75% net profits interests. If development costs and production expense for properties underlying the 75% net profits in a particular state exceed the production proceeds from the properties (as was the case with respect to the properties underlying the Texas working interests for all of 2021 and 2022 and with respect to the properties underlying the Oklahoma working interests for the 2021 distribution months of January through March and the 2022 distribution months of February, March, October, November and December), the Trust will not receive net profits income for those properties until future net proceeds from production in that state exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs.

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

The Trust may sell the net profits interests if the holders of 80 percent or more of the outstanding Trust units approve the sale or vote to terminate the Trust. The Trust will terminate if it fails to generate gross revenues from the underlying properties of at least $1,000,000 per year over any successive two-year period. Sale of all of the net profits interests will terminate the Trust. The net proceeds of any sale must be for cash with the proceeds less any Trust administrative costs promptly distributed to the Trust unitholders.

The sale of the remaining net profits interests and the termination of the Trust will be taxable events to the Trust unitholders. Generally, Trust unitholders will realize gain or loss equal to the difference between the amount realized on the sale and termination of the Trust and their adjusted basis in such units. Gain or loss realized by a Trust unitholder who is not a dealer with respect to such units and who has a holding period for the units of more than one year will be treated as long-term capital gain or loss except to the extent of any depletion recapture amount, which must be treated as ordinary income. Other federal and state tax issues concerning the Trust are discussed under Item 2 and Note 4 to the Trust’s financial statements, which are included herein. Trust unitholders should consult their own tax advisor regarding all Trust tax compliance matters, including federal and state tax implications concerning the sale of the net profits interests and the termination of the Trust.

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

The financial statements of the Trust are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles (U.S. GAAP). Although this basis of accounting is permitted for royalty trusts by the Securities and Exchange Commission, the financial statements of the Trust differ from U.S. GAAP financial statements because net profits income is not accrued in the month of production, expenses are not recognized when incurred and cash reserves may be established for certain contingencies that would not be recorded in U.S. GAAP financial statements.

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

Drilling oil and natural gas wells involves numerous risks, including the risk that commercially productive oil and natural gas reservoirs are not encountered. The presence of unanticipated pressures or irregularities in formations, miscalculations or accidents may cause drilling activities to be unsuccessful. In addition, there is often uncertainty as to the future cost or timing of drilling, completing and operating wells. Further, development activities may be curtailed, delayed or canceled as a result of a variety of factors, including:

1.	reduced oil or natural gas prices;
2.	unexpected drilling conditions;
3.	title problems;
4.	restricted access to land for drilling or laying pipeline;
5.	pressure or irregularities in formations;
6.	equipment failures or accidents;
7.	adverse weather conditions, natural disasters, or public health events; and
8.	costs of, or shortages or delays in the availability of, drilling rigs, labor, tubular materials, and equipment.

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

Extensive federal, state and local regulation of the oil and natural gas industry significantly affects operations on the underlying properties. In particular, oil and natural gas development and production are subject to stringent environmental regulations. These regulations have increased the costs of planning, designing, drilling, installing, operating and abandoning oil and natural gas wells and other related facilities, which costs could reduce net proceeds payable to the Trust and Trust distributions. These regulations may become more demanding in the future. These regulations can often be changed by administrative agencies without formal legislation, resulting in additional costs that can impact distributions. See “Regulation” in Item 2. Properties, and “Greenhouse Gas Emissions and Climate Change Regulations” in Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

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

U.S. federal tax reform legislation informally known as the Tax Cuts and Jobs Act (TCJA) was enacted December 22, 2017, and made significant changes to the federal income tax rules applicable to both individuals and entities, including changes to the effective tax rate on a Trust unitholder’s allocable share of certain income from the Trust. The TCJA is complex and Trust unitholders should consult their tax advisor regarding the TCJA and its effect on an investment in Trust units. In addition, the current administration has generally proposed repealing fossil fuel tax subsidies, which could impact certain tax benefits available to Trust unitholders.

Any modification to the U.S. federal income tax laws or interpretations thereof may be applied retroactively and could adversely affect our business, financial condition or results of operations. The Trust is unable to predict whether any changes or other proposals will ultimately be enacted, or whether any adverse interpretations will be used. Any such changes or interpretations could negatively impact the value of an investment in the Trust units.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As of December 31, 2022, the Trust did not have any unresolved Securities and Exchange Commission staff comments.

ITEM 2.	PROPERTIES

The net profits interests are the principal asset of the Trust. The Trustee cannot acquire any other asset, with the exception of certain short-term investments as specified under Item 1. Business. The Trustee is prohibited from selling any portion of the net profits interests unless approved by holders of at least 80 percent or more of the outstanding Trust units or at such time as Trust gross revenue is less than $1 million for two successive years.

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

The underlying properties include over 2,900 producing properties with established production histories in Texas, Oklahoma and New Mexico. The average reserve-to-production index for the underlying properties as of December 31, 2022 is approximately 12 years. This index is calculated using total proved reserves and estimated 2023 production for the underlying properties. The projected 2023 production is from proved developed producing reserves as of December 31, 2022. Based on estimated future net cash flows at 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, the future net cash flows from proved reserves of the underlying properties are approximately 62 percent natural gas and 38 percent oil. The underlying properties also include certain nonproducing properties in Texas, Oklahoma and New Mexico that are primarily mineral interests.

Producing Acreage, Wells and Drilling

90% Net Profits Interests Underlying Royalties. Royalty and overriding royalty properties underlying the 90% net profits interests represent approximately 79 percent of the discounted future net cash flows from Trust’s net profits interests proved reserves at December 31, 2022. Approximately 79 percent of the discounted future net cash flows from the 90% net profits interests are from gas reserves, totaling 14.8 Bcf. Oil reserves allocated to the 90% net profits interests are primarily located in West Texas and are estimated to be 349,000 Bbls at December 31, 2022.

The underlying royalties are royalty and overriding royalty interests primarily located in mature producing oil and gas fields. The most significant producing region in which the underlying royalties are located is the San Juan Basin in northwestern New Mexico. The New Mexico royalties gas production accounted for approximately 76 percent of the Trust’s net profits interests gas sales volumes and 47 percent of the net profits income for 2022. The Trust’s net profits interests estimated proved gas reserves from New Mexico totaled 12.6 Bcf at December 31, 2022, or approximately 85 percent of Trust’s net profits interests total gas reserves at that date. The majority of these wells are operated by Hilcorp Energy Company or Simcoe LLC.

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

The limited number of underlying working interest properties, referred to above, consist of five productive gross wells (0.23 net). Well counts for the underlying royalties cannot be provided because information regarding the number of wells on royalty properties is generally not made available to royalty interest owners.

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

Trust’s net profits interests proved reserves from the 75% net profits interests are almost entirely oil, estimated to be approximately 389,000 Bbls and represent approximately 21 percent of the discounted future net cash flows of the Trust’s net profits interests proved reserves at December 31, 2022.

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

The underlying working interest properties consist of 3,814 gross (2,995 net) producing acres. As of December 31, 2022, there were 1,159 gross (65.1 net) productive oil wells. There were 15 gross (1.69 net) wells drilled in 2022, no wells in progress, two gross (0.23 net) wells drilled in 2021, and no wells drilled in 2020. As operator of the Hewitt Unit, XTO Energy has advised the Trustee that it has plans to drill six wells in 2023.

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

Total underlying 2022 development costs were $2,656,813, up from 2021 development costs of $152,884. Development costs were higher in 2022 primarily because of increased development activity and costs related to drilling in the Hewitt Unit.

As reported to XTO Energy by unit operators in February of each year, underlying budgeted development costs were $1.4 million for 2022 and $1.0 million for 2021 ($1.0 million and $0.7 million, respectively, net to the Trust). Actual development costs often differ from amounts budgeted because of changes in product prices and other factors that may affect the timing or selection of projects. Also, costs are deducted in the calculation of Trust net profits income several months after they are incurred by the operator. Unit operators have reported underlying budgeted costs of approximately $1.4 million for 2023 and $1.6 million for 2024 ($1.1 million and $1.2 million, respectively, net to the Trust). Changes in oil or natural gas prices could impact future development plans on the underlying properties.

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from other conveyances. Remaining cumulative excess costs for the Texas and Oklahoma working interest conveyances totaled $2.5 million ($1.9 million net to the Trust), including accrued interest of $0.6 million ($0.5 million net to the Trust) for the period ended December 31, 2022. For information regarding the effect of excess costs on Trust net profits income, see Note 7 to Financial Statements under Item 8. Financial Statements and Supplementary Data, including the excess cost balance and accrued interest by conveyance.

Estimated Proved Reserves and Future Net Cash Flows

The following are proved reserves of the underlying properties, as estimated by independent engineers, and proved reserves and future net cash flows from proved reserves of the net profits interests, based on an allocation of these reserves, at December 31, 2022:

	Underlying Properties		Net Profits Interests
	Proved Reserves(a)		Proved Reserves(a) (b)		Future Net Cash Flows from Proved Reserves (a) (c)
	Oil	Gas	Oil	Gas
(in thousands)	(Bbls)	(Mcf)	(Bbls)	(Mcf)	Undiscounted	Discounted
90% Net Profits Interests
New Mexico	48	13,958	43	12,563	$99,765	$48,893
Texas	284	1,051	255	946	30,342	16,601
Oklahoma	56	1,481	51	1,299	14,730	7,999

Total	388	16,490	349	14,808	144,837	73,493

75% Net Profits Interests
Texas	327	23	25	2	2,312	1,879
Oklahoma	1,098	388	364	128	32,370	17,527

Total	1,425	411	389	130	34,682	19,406

TOTAL	1,813	16,901	738	14,938	$179,519	$92,899

(a)	Based on 12-month average oil price of $93.06 per Bbl and $8.60 per Mcf for gas, based on the first-day-of-the-month price for each month in the period.

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

(c)	Before income taxes since future net cash flows are not subject to taxation at the trust level. Future net cash flows are discounted at an annual rate of 10%.

Proved reserves at December 31, 2022 consist of the following:

	Underlying Properties		Net Profits Interests
	Proved Reserves		Proved Reserves
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Proved developed producing reserves	1,813	16,901	738	14,938
Proved undeveloped reserves	—	—	—	—
Proved developed non-producing reserves	—	—	—	—

Total proved reserves	1,813	16,901	738	14,938

The process of estimating oil and gas reserves is complex and requires significant judgment as discussed in Item 1A. Risk Factors, and is performed by XTO Energy. As a result, XTO Energy has developed internal policies and controls for estimating and recording reserves. XTO Energy’s policies regarding booking reserves require proved reserves to be in compliance with the SEC definitions and guidance. XTO Energy’s policies assign responsibilities for compliance in reserves bookings to its reserve engineering group and require that reserve estimates be made by qualified reserves estimators, as defined by the Society of Petroleum Engineers’ standards. All qualified reserves estimators are required to receive education covering the fundamentals of SEC proved reserves assignments.

The XTO Energy reserve engineering group reviews reserve estimates with third-party petroleum consultants, Miller and Lents, Ltd., independent petroleum engineers. Miller and Lents, Ltd. estimated oil and gas reserves attributable to the underlying properties as of December 31, 2022. Miller and Lents’ primary technical person responsible for calculating the Trust’s reserves has more than ten years of experience as a reserve engineer. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

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

Oil and gas production and average sales prices attributable to the underlying properties and the net profits interests for the last three years ended December 31 were as follows:

	90% Net Profits Interests			75% Net Profits Interests			Total
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Production
Underlying Properties
Oil - Sales (Bbls)	47,459	50,522	67,762	189,988	42,080	131,668	237,447	92,602	199,430
Average per day (Bbls)	130	139	185	521	115	360	651	254	545
Gas - Sales (Mcf)	1,373,325	930,143	1,231,360	9,240	9,207	9,998	1,382,565	939,350	1,241,358
Average per day (Mcf)	3,763	2,549	3,364	25	25	27	3,788	2,574	3,391
Net Profits Interests
Oil - Sales (Bbls)	41,920	39,205	56,676	16,116	21,464	13,517	58,036	60,669	70,193
Average per day (Bbls)	115	107	155	44	59	37	159	166	192
Gas - Sales (Mcf)	1,169,587	826,939	1,347,518	171	517	289	1,169,758	827,456	1,347,807
Average per day (Mcf)	3,204	2,266	3,682	1	1	1	3,205	2,267	3,683
Average Sales Price
Oil (per Bbl)	$81.62	$60.22	$45.31	$76.11	$68.85	$38.38	$77.21	$64.14	$40.74
Gas (per Mcf)	$7.95	$5.80	$2.52	$27.55	$19.55	$7.57	$8.08	$5.93	$2.56

Average Production
Cost per BOE (a)(b)	$1.86	$1.10	$0.07	$27.71	$99.28	$32.32	$12.44	$18.28	$10.65

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

Oil and gas production by conveyance attributable to the underlying properties for the last three years ended December 31 were as follows:

	Underlying Gas Production (Mcf)
Conveyance	2022	2021	2020
New Mexico royalty interest	1,059,929	708,689	836,918
Oklahoma royalty interest	193,918	155,443	213,405
Texas royalty interest	119,478	66,011	181,038
Texas working interest	8,486	7,295	9,379
Oklahoma working interest	754	1,912	618

Total	1,382,565	939,350	1,241,358

	Underlying Oil Production (Bbls)
Conveyance	2022	2021	2020
New Mexico royalty interest	3,769	6,263	4,961
Oklahoma royalty interest	13,985	11,260	22,102
Texas royalty interest	29,705	32,999	40,699
Texas working interest (a)	104,798	(45,292)	41,061
Oklahoma working interest	85,190	87,372	90,607

Total	237,447	92,602	199,430

(a)

Texas working interest underlying oil production for 2021 is negative due to the reversal of oil sales volumes by the oil purchaser of the North Cowden Unit in fourth quarter 2021. These oil sales were subsequently paid by the operator in first quarter 2022.

Nonproducing Acreage

The underlying nonproducing royalties in Texas, Oklahoma and New Mexico were nonproducing at the date of the Trust’s creation. The Trust is entitled to 10 percent of oil and gas production attributable to the underlying mineral interests, but is not entitled to delay rental payments or lease bonuses. There has been no significant development of such nonproducing acreage since the Trust’s creation.

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

Because the Trust is a grantor trust for federal tax purposes, unitholders are taxed directly on their proportionate share of income, deductions and credits of the Trust consistent with each such unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust. The income of the Trust consists primarily of a specified share of the net profits from the sale of oil and natural gas produced from the underlying properties. During 2022, the Trust incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust.

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

The net profits interests constitute “economic interests” in oil and gas properties for federal tax purposes. Each unitholder is entitled to amortize the cost of the units through cost depletion over the life of the net profits interests or, if greater, through percentage depletion equal to 15 percent of gross income, limited to 100 percent of the net income from such net profits interests. Unlike cost depletion, percentage depletion is not limited to a unitholder’s depletable tax basis in the units. Rather, a unitholder is entitled to a percentage depletion deduction as long as the applicable underlying properties generate gross income. Unitholders should compute both percentage depletion and cost depletion from each property and claim the larger amount as a deduction on their income tax returns.

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

Under the TCJA, for tax years beginning after December 31, 2017 and before January 1, 2026, the highest marginal U.S. federal income tax rate applicable to ordinary income of individuals is 37 percent, and the highest marginal U.S. federal income tax rate applicable to long-term capital gains (generally, gains from the sale or exchange of certain investment assets held for more than one year) and qualified dividends of individuals is 20 percent. Under the TCJA, for such tax years, personal exemptions and miscellaneous itemized deductions are not allowed. Further, the U.S. federal income tax rate applicable to corporations is 21 percent, and such rate applies to both ordinary income and capital gains.

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

Section 1411 of the Code imposes a 3.8 percent Medicare tax on certain investment income earned by individuals, estates, and trusts. For these purposes, investment income generally will include a unitholder’s allocable share of the Trust’s interest and royalty income plus the gain recognized from a sale of Trust units. In the case of an individual, the tax is imposed on the lesser of (i) the individual’s net investment income from all investments, or (ii) the amount by which the individual’s modified adjusted gross income exceeds specified threshold levels depending on such individual’s federal income tax filing status. In the case of an estate or trust, the tax is imposed on the lesser of (i) undistributed net investment income, or (ii) the excess adjusted gross income over the dollar amount at which the highest income tax bracket applicable to an estate or trust begins.

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

Some Trust units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, collectively referred to herein as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Argent Trust Company, EIN: 62-1437218, 2911 Turtle Creek Blvd, Suite 850, Dallas, Texas, 75219, telephone number 1-855-588-7839, email address Trustee@crt-crosstimbers.com, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.crt-crosstimbers.com. Notwithstanding the foregoing, the middlemen holding Trust units on behalf of unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose Trust units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust units.

Unitholders should consult their tax advisor regarding Trust tax compliance matters.

State Income Taxes

All revenues from the Trust are from sources within Texas, Oklahoma or New Mexico. Because it distributes all of its net income to unitholders, the Trust is not taxed at the trust level in New Mexico or Oklahoma. While the Trust does not owe tax, the Trustee is required to file an Oklahoma income tax return reflecting the income and deductions of the Trust attributable to properties located in that state, along with a schedule that includes information regarding distributions to unitholders. Oklahoma and New Mexico tax the income of nonresidents from real property located within those states, and the Trust has been advised by counsel that such states will tax nonresidents on income from the net profits interests located in those states. Oklahoma and New Mexico also impose a corporate income tax that may apply to unitholders organized as corporations (subject to certain exceptions for S corporations and limited liability companies, depending on their treatment for federal tax purposes).

Texas imposes a franchise tax at a rate of 0.75% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statutes. Entities subject to tax generally include trusts and most other types of entities that provide limited liability protection, unless otherwise exempt. Trusts that receive at least 90 percent of their federal gross income from certain passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10 percent of their income from operating an active trade or business, generally are exempt from the Texas franchise tax as “passive entities.” The Trust has been and expects to continue to be exempt from Texas franchise tax as a passive entity. Because the Trust should be exempt from Texas franchise tax at the trust level as a passive entity, each unitholder that is a taxable entity under the Texas franchise tax generally will be required to include its Texas portion of trust revenues in its own Texas franchise tax computation. This revenue is sourced to Texas under provisions of the Texas Administrative Code providing that such income is sourced according to the principal place of business of the Trust, which is Texas.

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

Certain of the underlying properties are involved in various lawsuits and certain governmental proceedings arising in the ordinary course of business. XTO Energy has advised the Trustee that it does not believe that the ultimate resolution of these claims will have a material effect on the annual distributable income, financial position or liquidity of the Trust.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR UNITS OF THE TRUST, RELATED UNITHOLDER MATTERS AND TRUST PURCHASES OF UNITS

Units of Beneficial Interest

The units of beneficial interest in the Trust are listed and traded on the New York Stock Exchange under the symbol “CRT”.

At March 6, 2023, there were 6,000,000 units outstanding and approximately 168 unitholders of record; 5,928,251 of these units were held by depository institutions.

The Trust has no equity compensation plans, nor has it purchased any units during the period covered by this report.

See Item 1. Business for a description of the Trustee’s obligations to make monthly distributions and how the monthly distribution amount is determined under the indenture.

ITEM 6.	[RESERVED]

ITEM 7.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Calculation of Net Profits Income

The following is a summary of the calculation of net profits income received by the Trust:

	Year Ended December 31 (a)		Three Months Ended December 31(a)
	2022	2021	2022	2021
Sales Volumes
Oil (Bbls) (b)
Underlying properties	237,447	92,602	37,737	(38,259)
Average per day	651	254	410	(416)
Net profits interests	58,036	60,669	9,297	14,978
Gas (Mcf) (b)
Underlying properties	1,382,565	939,350	286,170	(36,372)
Average per day	3,788	2,574	3,111	(395)
Net profits interests	1,169,758	827,456	245,370	(7,443)
Average Sales Price
Oil (per Bbl)	$77.21	$64.14	$88.30	$34.23
Gas (per Mcf)	$8.08	$5.93	$10.52	$(27.98)
Revenues
Oil sales	$18,332,657	$5,939,937	$3,332,223	$(1,309,441)
Gas sales	11,177,646	5,573,982	3,011,123	1,017,517

Total Revenues	29,510,303	11,513,919	6,343,346	(291,924)

Costs
Taxes, transportation and other	2,909,480	1,522,567	651,341	(102,481)
Production expense (c)	5,821,761	4,555,193	1,628,629	1,149,654
Development costs	2,656,813	152,884	1,298,868	102,506
Excess costs (d)	3,896,111	(3,289,369)	(520,986)	(3,580,678)

Total Costs	15,284,165	2,941,275	3,057,852	(2,430,999)

Other Proceeds	—	(33,956)	—	—

Net Proceeds	$14,226,138	$8,538,688	$3,285,494	$2,139,075

Net Profits Income	$12,493,727	$7,438,451	$2,956,945	$1,835,853

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

(c)

Production expense includes an overhead charge which is deducted and retained by the operator. XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. See Note 5 to Financial Statements under Item 8. Financial Statements and Supplementary Data.

(d)	See Note 7 to Financial Statements under Item 8. Financial Statements and Supplementary Data.

Results of Operations

Years Ended December 31, 2022 and 2021

Net profits income for 2022 was $12,493,727 as compared with $7,438,451 for 2021. The 68 percent increase in net profits income from 2021 to 2022 was primarily the result of increased oil and gas production ($11.5 million) and higher oil and gas prices ($3.1 million), partially offset by net excess costs activity ($5.4 million), increased development costs ($1.9 million), increased taxes, transportation and other costs ($1.2 million), and increased production expenses ($1.0 million). During 2022 and 2021, 62 percent and 53 percent, respectively, of net profits income was derived from gas sales.

Trust administration expense was $765,955 in 2022 as compared to $765,317 in 2021. Cash reserve activity was $0 in 2022 and 2021. As of December 31, 2022, the reserve is funded at $1,000,000. Interest income was $15,464 in 2022 and $168 in 2021. Other changes in interest income are attributable to fluctuations in net profits income and interest rates.

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil production and three months after gas production. Net profits income is generally affected by three major factors:

1.	oil and gas sales volumes;
2.	oil and gas sales prices; and
3.	costs deducted in the calculation of net profits income.

Volumes

Oil.     Underlying oil sales volumes increased 156 percent from 2021 to 2022 primarily because of receipt of oil sales volumes by the operator of the North Cowden Unit that had been reversed by the oil purchaser in fourth quarter 2021, partially offset by natural production decline.

Gas.     Underlying gas sales volumes increased 47 percent from 2021 to 2022 primarily because of timing of cash receipts, partially offset by natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6 to 8 percent a year.

Prices

Oil.     The average oil price for 2022 was $77.21 per Bbl, up 20 percent from the 2021 average oil price of $64.14 per Bbl. Oil prices are expected to remain volatile. The average NYMEX price for November 2022 through January 2023 was $79.78 per Bbl. At March 15, 2023, the average NYMEX oil price for the following 12 months was $67.70 per Bbl.

Gas.     The 2022 average gas price was $8.08 per Mcf, up 36 percent from the 2021 average gas price of $5.93 per Mcf. Natural gas prices are affected by natural gas liquids prices, the level of North American production, weather, crude oil prices, the U.S. economy, storage levels and export levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The average NYMEX price for fourth quarter 2022 was $8.20 per MMBtu. At March 15, 2023, the average NYMEX gas price for the following 12 months was $3.22 per MMBtu.

Costs

Because properties underlying the 90% net profits interests are primarily royalty and overriding royalty interests, the calculation of net profits income from these interests includes deductions for production and property taxes, legal costs, and marketing and transportation charges. In addition to these costs, the calculation of net profits income from the 75% net profits interests includes deductions for production expense and development costs since the related underlying properties are working interests. Net profits income is calculated monthly for each of the five conveyances under which the net profits interests were conveyed to the Trust. If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from other conveyances. Costs have never exceeded revenues from the 90% net profits interests, nor are they expected to in the future. For further information on excess costs, see Note 7 to Financial Statements under Item 8. Financial Statements and Supplementary Data.

Total costs deducted in the calculation of net profits income were $15.3 million in 2022 and $2.9 million in 2021. This increase of $12.4 million from 2021 to 2022 is attributable to net excess costs ($7.2 million), increased development costs ($2.5 million), taxes, transportation and other costs ($1.4 million), and production expense ($1.3 million).

Unit operators of the properties underlying the 75% net profits interests have reported underlying budgeted development costs of approximately $1.4 million for 2023 and $1.6 million for 2024 ($1.1 million and $1.2 million, respectively, net to the Trust), as compared to underlying budgeted development costs of $1.4 million ($1.0 million net to the Trust) and actual development costs of $2.7 million ($2.0 million net to the Trust) for 2022. Actual development costs often differ from amounts budgeted because of changes in product prices and other factors that may affect the timing or selection of projects. Changes in oil or natural gas prices could impact future development plans on the underlying properties.

Other Proceeds

The calculation of net profits income for the year ended December 31, 2021 included an expense adjustment from XTO Energy of $33,956 ($30,560 net to the Trust).

Fourth Quarter 2022 and 2021

During the quarter ended December 31, 2022, the Trust received net profits income totaling $2,956,945, compared with fourth quarter 2021 net profits income of $1,835,853. This 61 percent increase in net profits income is primarily the result of increased oil and gas production and prices ($5.3 million), partially offset by net excess costs activity ($2.3 million), increased development costs ($0.9 million), increased taxes, transportation and other costs ($0.6 million), and increased production expenses ($0.3 million).

Administration expense was $203,624 and Trust interest income was $9,727, resulting in fourth quarter 2022 distributable income of $2,763,048, or $0.460508 per unit. Distributable income for fourth quarter 2021 was $1,662,792, or $0.277132 per unit.

Distributions to unitholders for the quarter ended December 31, 2022 were:

Record Date	Payment Date	Per Unit
October 31, 2022	November 15, 2022	$0.149149
November 30, 2022	December 14, 2022	0.161024
December 30, 2022	January 17, 2023	0.150335

		$0.460508

Volumes

Fourth quarter 2022 underlying oil sales volumes were up 75,996 Bbls from fourth quarter 2021 primarily because of absence of the reversal of oil sales volumes by the oil purchaser of the North Cowden Unit in fourth quarter 2021, partially offset by natural production decline. These oil sales were subsequently paid by the operator in first quarter 2022. Underlying gas sales volumes for fourth quarter 2022 were up 322,542 Mcf from fourth quarter 2021 because of timing of cash receipts and adjustments, partially offset by natural production decline.

Prices

The average fourth quarter 2022 oil price was $88.30 per Bbl, up 158 percent from the fourth quarter 2021 average price of $34.23 per Bbl primarily because of the absence of the reversal of oil sales volumes by the oil purchaser of the North Cowden Unit in fourth quarter 2021. The average fourth quarter 2022 gas price was $10.52 per Mcf, up $38.50 from the fourth quarter 2021 average price of ($27.98) per Mcf primarily because of adjustments recorded in fourth quarter 2021. For further information about oil and gas prices, see “Years Ended December 31, 2022 and 2021 – Prices” above.

Costs

Costs deducted in the calculation of fourth quarter 2022 net profits income increased $5.5 million from fourth quarter 2021. This increase was primarily attributable to net excess costs ($3.1 million), increased development costs ($1.2 million), taxes, transportation and other costs ($0.7 million), and production expenses ($0.5 million). For further information about development and excess costs, see “Years Ended December 31, 2022 and 2021 – Costs” above.

Liquidity and Capital Resources

The Trust’s only cash requirement is any declared monthly distribution of its income to unitholders, which is funded by the monthly receipt of net profits income after payment of Trust administration expenses. The Trust is not liable for any production costs or liabilities attributable to the underlying properties. If at any time the Trust receives net profits income in excess of the amount due, the Trust is not obligated to return such overpayment, but future net profits income payable to the Trust will be reduced by the overpayment, plus interest at the prime rate. The Trustee may establish cash reserves for certain contingencies. The Trust may borrow funds required to pay Trust liabilities if fully repaid prior to further distributions to unitholders.

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

Approximately 28 of the underlying royalty interests burden working interests in properties operated by XTO Energy. XTO Energy operates the Hewitt Unit which is one of the properties underlying the Oklahoma 75% net profits interests.

Other than these properties, XTO Energy and ExxonMobil do not operate or control any of the underlying properties or related working interests.

In computing net proceeds for the 75% net profits interests (Note 3), XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This overhead charge at December 31, 2022 was approximately $44,445 per month, or $533,340 annually (net to the Trust of $33,334 per month, or $400,008 annually), and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of December 31, 2022, this charge was approximately $30,333 per month, or $363,996 annually (net to the Trust of $22,750 per month, or $273,000 annually), and is subject to annual adjustment based on an oil and gas industry index.

The calculation of net profits income for the year ended December 31, 2021 included an expense adjustment from XTO Energy of $33,956 ($30,560 net to the Trust).

On June 25, 2010, XTO Energy became a wholly-owned subsidiary of Exxon Mobil Corporation.

Critical Accounting Policies

The financial statements of the Trust are significantly affected by its basis of accounting and estimates related to its oil and gas properties and proved reserves, as summarized below.

Basis of Accounting

The Trust’s financial statements are prepared on a modified cash basis, which is a comprehensive basis of accounting other than U.S. GAAP. This method of accounting is consistent with reporting of taxable income to Trust unitholders. The most significant differences between the Trust’s financial statements and those prepared in accordance with U.S. GAAP are:

1.	net profits income is recognized in the month received rather than accrued in the month of production;
2.	expenses are recognized when paid rather than when incurred; and
3.	cash reserves may be established by the Trustee for certain contingencies that would not be recorded under U.S. GAAP.

This comprehensive basis of accounting other than U.S. GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. For further information regarding the Trust’s basis of accounting, see Note 2 to Financial Statements under Item 8. Financial Statements and Supplementary Data.

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

During 2022, including fourth quarter, no trigger event occurred that would indicate a need for an impairment assessment. Accordingly, there was no impairment of the NPI as of December 31, 2022. Any impairment recorded for book purposes will not result in a loss for tax purposes for the unitholders until the loss is recognized.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $61,100,449 was XTO Energy’s historical net book value of the interests on February 12, 1991, the date of the transfer to the Trust. Amortization of the net profits interests is calculated on a unit-of-production basis using proved reserves and is charged directly to trust corpus. Accumulated amortization was $58,138,494 as of December 31, 2022 and $57,834,093 as of December 31, 2021. As previously disclosed, significantly lower 2020 oil prices used in calculating the net profits interests proved reserves have resulted in significantly higher amortization in 2021 and full amortization of the working interest new profits interests. Amortization of the NPI does not impact unitholder distributions or the determination of proved reserves.

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

The standardized measure of discounted future net cash flows and changes in such cash flows, as reported in Note 8 to Financial Statements under Item 8. Financial Statements and Supplementary Data, is prepared using assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission. Such assumptions include using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, and year end costs for estimated future development and production expenditures, including recovery of cumulative excess costs remaining at year end. Discounted future net cash flows are calculated using a 10 percent rate. Changes in any of these assumptions, including consideration of other factors, could have a significant impact on the standardized measure. Accordingly, the standardized measure does not represent XTO Energy’s or the Trustee’s estimated current market value of proved reserves.

Forward-Looking Statements

Certain information included in this annual report and other materials filed, or to be filed, by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the Trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements may concern, among other things, development activities, future development plans, increased density drilling, reserve-to-production ratios, future production, future net cash flows, maintenance projects, development, production, regulatory and other costs, oil and gas prices and expectations for future demand, the impact of inflation and economic downturns on economic activity, government policy and its impact on oil and gas prices and future demand, the development and competitiveness of alternative energy sources, pricing differentials, proved reserves, production levels, arbitration, litigation, liquidity, financing, political and regulatory matters, such as tax and environmental policy, climate policy, trade barriers, sanctions, war and other political or security disturbances, and competition. Such forward-looking statements are based on XTO Energy’s and the Trustee’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “may,” “expects,” “intends,” “plans,” “projects,” “anticipates,” “predicts,” “believes,” “goals,” “estimates,” “should,” “could,” “would,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual financial and operational results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. Some of the risk factors that could cause actual results to differ materially are explained in Item 1A. Risk Factors.

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

Report of Independent Registered Public Accounting Firm

To the Unitholders of Cross Timbers Royalty Trust and Argent Trust Company, as Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of Cross Timbers Royalty Trust (the “Trust”) as of December 31, 2022 and 2021, and the related statements of distributable income and changes in trust corpus for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of December 31, 2022 and 2021, and its distributable income and its changes in trust corpus for the years then ended in conformity with the modified cash basis of accounting described in Note 2.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. We determined there are no critical audit matters.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 30, 2023

We have served as the Trust’s auditor since 2011.

CROSS TIMBERS ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	December 31
	2022	2021
Assets
Cash and short-term investments	$1,898,638	$1,822,750
Interest to be received	3,372	24
Net profits interests in oil and gas properties - net (Notes 1 and 2)	2,961,955	3,266,356

	$4,863,965	$5,089,130

Liabilities and Trust Corpus
Distribution payable to unitholders	$902,010	$822,774
Expense reserve (a)	1,000,000	1,000,000
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	2,961,955	3,266,356

	$4,863,965	$5,089,130

(a)	Expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income. The reserve is currently funded at $1,000,000.

Statements of Distributable Income

	Year Ended December 31
	2022	2021
Net profits income	$12,493,727	$7,438,451
Interest income	15,464	168

Total income	12,509,191	7,438,619
Administration expense	765,955	765,317

Distributable income	$11,743,236	$6,673,302

Distributable income per unit (6,000,000 units)	$1.957206	$1.112217

Statements of Changes in Trust Corpus

	Year Ended December 31
	2022	2021
Trust corpus, beginning of year	$3,266,356	$7,523,065
Amortization of net profits interests	(304,401)	(4,256,709)
Distributable income	11,743,236	6,673,302
Distributions declared	(11,743,236)	(6,673,302)

Trust corpus, end of year	$2,961,955	$3,266,356

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

Effective December 30, 2022, Argent Trust Company became the Trustee of the Trust. The defined term “Trustee” as used herein shall refer to Simmons Bank for periods from February 20, 2018 through December 29, 2022, and shall refer to Argent for periods on and after December 30, 2022.

The Trust indenture provides, among other provisions, that:

1.	the Trust may not engage in any business activity or acquire any assets other than the net profits interests and specific short-term cash investments;

2.

the Trust may not dispose of all or part of the net profits interests unless approved by holders of 80 percent or more of the outstanding Trust units, or upon Trust termination, and any sale must be for cash with the proceeds promptly distributed to the unitholders on the next declared distribution;

3.	the Trustee may establish a cash reserve for payment of any liability that is contingent or not currently payable;

4.	the Trustee may borrow funds required to pay Trust liabilities if fully repaid prior to further distributions to unitholders;

5.	the Trustee will make monthly cash distributions to unitholders (Note 3); and

6.	the Trust will terminate upon the first occurrence of:

a)	disposition of all net profits interests pursuant to terms of the Trust indenture;

b)	gross revenue of the Trust is less than $1 million per year for two successive years; or

c)	a vote of holders of 80 percent or more of the outstanding Trust units to terminate the Trust in accordance with provisions of the Trust indenture.

2. Basis of Accounting

The financial statements of Cross Timbers Royalty Trust (the “Trust”) are prepared on the following basis and are not intended to present financial position and results of operations in conformity with U.S. generally accepted accounting principles (U.S. GAAP):

1.	net profits income is recorded in the month received by the Trustee (Note 3);

2.

interest income, interest to be received and distribution payable to unitholders include interest to be earned on net profits income from the monthly record date (last business day of the month) through the date of the next distribution;

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

During 2022, including fourth quarter, no trigger event occurred that would indicate a need for an impairment assessment. Accordingly, there was no impairment of the NPI as of December 31, 2022. Any impairment recorded for book purposes will not result in a deductible loss by the unitholders for tax purposes until the loss is recognized.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $61,100,449 was XTO Energy’s historical net book value of the interests on February 12, 1991, the date of the transfer to the Trust. Amortization of the net profits interests is calculated on a unit-of-production basis using proved reserves and charged directly to trust corpus. Accumulated amortization was $58,138,494 as of December 31, 2022 and $57,834,093 as of December 31, 2021. As previously disclosed, significantly lower 2020 oil prices used in calculating the net profits interests proved reserves have resulted in significantly higher amortization in 2021 and full amortization of the working interest new profits interests. Amortization of the NPI does not impact unitholder distributions or the determination of proved reserves.

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

3. Distributions to Unitholders

The Trustee determines the amount to be distributed to unitholders each month by totaling net profits income, interest income and other cash receipts, and subtracting liabilities paid and adjustments in cash reserves established by the Trustee. The resulting amount (with estimated interest to be received on such amount through the distribution date) is distributed to unitholders of record within ten business days after the monthly record date, which is the last business day of the month.

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

4. Income Taxes

For federal income tax purposes, the Trust constitutes a fixed investment trust that is taxed as a grantor trust. A grantor trust is not subject to tax at the trust level. Accordingly, no provision for income taxes has been made in the financial statements. The unitholders are considered to own the Trust’s income and principal as though no trust were in existence. The income of the Trust is deemed to have been received or accrued by each unitholder at the time such income is received or accrued by the Trust and not when distributed by the Trust. Impairments recorded for book purposes will not result in a deductible loss by the unitholders for tax purposes until the loss is recognized.

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

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Approximately 28 of the underlying royalty interests burden working interests in properties operated by XTO Energy. XTO Energy operates the Hewitt Unit which is one of the properties underlying the Oklahoma 75% net profits interests. Other than these properties, XTO Energy and ExxonMobil do not operate or control any of the underlying properties or related working interests.

In computing net proceeds for the 75% net profits interests (Note 3), XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This overhead charge at December 31, 2022 was approximately $44,445 per month, or $533,340 annually (net to the Trust of $33,334 per month, or $400,008 annually), and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of December 31, 2022, this charge was approximately $30,333 per month, or $363,996 annually (net to the Trust of $22,750 per month, or $273,000 annually), and is subject to annual adjustment based on an oil and gas industry index.

The calculation of net profits income for the year ended December 31, 2021 included an expense adjustment from XTO Energy of $33,956 ($30,560 net to the Trust).

On June 25, 2010, XTO Energy became a wholly-owned subsidiary of Exxon Mobil Corporation.

6. Contingencies

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

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The following summarizes excess costs activity, cumulative excess costs balances and accrued interest to be recovered by conveyance as calculated by XTO Energy:

	Underlying
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/21	$5,767,457	$—	$5,767,457
Net excess costs (recovery) for the quarter ended 3/31/22	(3,882,904)	70,898	(3,812,006)
Net excess costs (recovery) for the quarter ended 6/30/22	(293,494)	(70,898)	(364,392)
Net excess costs (recovery) for the quarter ended 9/30/22	(239,731)	—	(239,731)
Net excess costs (recovery) for the quarter ended 12/31/22	(220,701)	741,687	520,986

Cumulative excess costs remaining at 12/31/22	1,130,627	741,687	1,872,314
Accrued interest at 12/31/22	643,512	5,816	649,328

Total remaining to be recovered at 12/31/22	$1,774,139	$747,503	$2,521,642

	NPI
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/21	$4,325,593	$—	$4,325,593
Net excess costs (recovery) for the quarter ended 3/31/22	(2,912,178)	53,174	(2,859,004)
Net excess costs (recovery) for the quarter ended 6/30/22	(220,120)	(53,174)	(273,294)
Net excess costs (recovery) for the quarter ended 9/30/22	(179,799)	—	(179,799)
Net excess costs (recovery) for the quarter ended 12/31/22	(165,526)	556,265	390,739

Cumulative excess costs remaining at 12/31/22	847,970	556,265	1,404,235
Accrued interest at 12/31/22	482,634	4,362	486,996

Total remaining to be recovered at 12/31/22	$1,330,604	$560,627	$1,891,231

For the year ended December 31, 2022, net recoveries of excess costs on properties underlying the Texas working interest conveyance were $4,636,830 ($3,477,623 net to the Trust). This includes net recoveries of excess costs of $220,701 ($165,526 net to the Trust) for the quarter ended December 31, 2022.

For the year and quarter ended December 31, 2022, excess costs on properties underlying the Oklahoma working interest conveyance increased by $741,687 ($556,265 net to the Trust) primarily because of increased development costs in the Hewitt Unit and timing of receipts. In 2022, recoveries of accrued interest were $968 ($726 net to the Trust).

Underlying cumulative excess costs for the Texas and Oklahoma working interest conveyances remaining as of December 31, 2022 totaled $2.5 million ($1.9 million net to the Trust), including accrued interest of $0.6 million ($0.5 million net to the Trust).

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

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Standardized Measure

The standardized measure of discounted future net cash flows and changes in such cash flows are prepared using assumptions required by the Financial Accounting Standards Board. Such assumptions include the use of 12-month average prices for oil and gas, based on the first-day-of-the-month price for each month in the period, and year end costs for estimated future development and production expenditures to produce the proved reserves, including recovery of cumulative excess costs remaining at year end. Future net cash flows are discounted at an annual rate of 10 percent. No provision is included for federal income taxes since future net cash flows are not subject to taxation at the trust level.

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

Because overhead costs charged by XTO Energy are deducted in the calculation of net proceeds, the standardized measure for the underlying properties and net profits interests have been reduced by these estimated overhead costs. See Note 5 to Financial Statements under Item 8. Financial Statements and Supplementary Data for more information on overhead costs charged by XTO Energy.

Oil prices used to determine the standardized measure were based on average realized oil prices of $93.06 per Bbl in 2022, and $63.88 per Bbl in 2021. The weighted average realized gas prices used to determine the standardized measure were $8.60 per Mcf in 2022, and $5.68 per Mcf in 2021.

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

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Proved Reserves

	Net Profits Interests						Underlying Properties
	90% Net Profits Interests		75% Net Profits Interests		Total
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Balance, December 31, 2020	805	12,883	7	2	812	12,885	1,504	14,608

Extensions, additions and discoveries	48	206	—	—	48	206	53	229
Revisions of prior estimates	221	287	257	70	478	357	1,036	410
Production	(39)	(826)	(21)	(1)	(60)	(827)	(93)	(939)

Balance, December 31, 2021	1,035	12,550	243	71	1,278	12,621	2,500	14,308

Extensions, additions and discoveries	14	149	—	—	14	149	15	166
Revisions of prior estimates	(658)	3,278	162	59	(496)	3,337	(465)	3,810
Production	(42)	(1,169)	(16)	—	(58)	(1,169)	(237)	(1,383)

Balance, December 31, 2022	349	14,808	389	130	738	14,938	1,813	16,901

Extensions, additions and discoveries of proved gas reserves are primarily because of development in the Mid-Continent area. Revisions of prior estimates are primarily related to changes in prices and costs.

Proved Developed Reserves

	Net Profits Interests						Underlying Properties
	90% Net Profits Interests		75% Net Profits Interests		Total
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
December 31, 2021	1,035	12,550	243	71	1,278	12,621	2,500	14,308

December 31, 2022	349	14,808	389	130	738	14,938	1,813	16,901

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	90% Net Profits Interests		75% Net Profits Interests		Total
	December 31		December 31		December 31
(in thousands)	2022	2021	2022	2021	2022	2021
Net Profits Interests
Future cash inflows	$159,414	$136,925	$37,305	$15,958	$196,719	$152,883
Future production taxes	(14,577)	(11,977)	(2,623)	(1,149)	(17,200)	(13,126)

Future net cash flows	144,837	124,948	34,682	14,809	179,519	139,757
10% discount factor	(71,344)	(62,722)	(15,276)	(5,987)	(86,620)	(68,709)

Standardized measure	$73,493	$62,226	$19,406	$8,822	$92,899	$71,048

Underlying Properties
Future cash inflows					$313,988	$240,951
Future costs					(106,817)	(82,377)

Future net cash flows					207,171	158,574
10% discount factor					(99,673)	(77,571)

Standardized measure					$107,498	$81,003

Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	90% Net Profits Interests		75% Net Profits Interests		Total
(in thousands)	2022	2021	2022	2021	2022	2021
Net Profits Interests
Standardized measure, January 1	$62,226	$28,606	$8,822	$203	$71,048	$28,809
Extensions, additions and discoveries	1,359	2,542	—	—	1,359	2,542
Accretion of discount	5,278	2,450	801	17	6,079	2,467
Revisions of prior estimates, changes in price and other	15,575	34,835	11,332	9,834	26,907	44,669
Net profits income	(10,945)	(6,207)	(1,549)	(1,232)	(12,494)	(7,439)

Standardized measure, December 31	$73,493	$62,226	$19,406	$8,822	$92,899	$71,048

Underlying Properties
Standardized measure, January 1					$81,003	$32,055

Revisions:
Prices and costs					41,556	35,184
Quantity estimates					(6,503)	16,963
Accretion of discount					6,903	2,745
Future development costs					(2,657)	(153)
Other					(88)	(76)

Net revisions					39,211	54,663
Extensions, additions and discoveries					1,510	2,824
Production					(16,883)	(8,692)
Development costs					2,657	153

Net change					26,495	48,948

Standardized measure, December 31					$107,498	$81,003

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

9. Quarterly Financial Data (Unaudited)

The following is a summary of net profits income, distributable income and distributable income per unit by quarter for 2022 and 2021:

	Net Profits Income	Distributable Income	Distributable Income per Unit
2022

First Quarter	$1,951,672	$1,684,932	$0.280822
Second Quarter	3,767,617	3,558,996	0.593166
Third Quarter	3,817,493	3,736,260	0.622710
Fourth Quarter	2,956,945	2,763,048	0.460508

	$12,493,727	$11,743,236	$1.957206

2021

First Quarter	$1,355,441	$1,039,350	$0.173225
Second Quarter	1,791,664	1,669,458	0.278243
Third Quarter	2,455,493	2,301,702	0.383617
Fourth Quarter	1,835,853	1,662,792	0.277132

	$7,438,451	$6,673,302	$1.112217

10. Administration Expense

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

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control – Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

(b)

Section 16 (a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires that directors, officers, and beneficial owners of more than 10 percent of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. To the Trustee’s knowledge, based solely on the information furnished to the Trustee, the Trustee is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the Trust units of beneficial interest during and for the year ended December 31, 2022.

(c)

Code of Ethics. Because the Trust has no employees, it does not have a code of ethics. Employees of the Trustee, Argent Trust Company, must comply with the company’s code of ethics which may be found at www.argentfinancial.com.

ITEM 11.	EXECUTIVE COMPENSATION

(a)

Compensation Committee Interlocks and Insider Participation/Compensation Committee Report. The Trust has no officers or directors and is administered by a trustee. The Trust does not have a compensation committee or maintain any equity compensation plans and there are no units reserved for issuance under such plans.

(b)

Compensation of the Trustee. Simmons Bank, as Trustee received the following annual compensation for the fiscal years ended December 31, 2021 through December 31, 2022 as specified in the Trust indenture:

	2022	2021
Simmons Bank, Trustee (1)	$91,079	$85,862

(1)

Under the Trust indenture, the trustee is entitled to an administrative fee of: (i) 1/20 of 1 percent of the first $100 million of the annual gross revenue of the Trust, and 1/30 of 1 percent of the annual gross revenue of the Trust in excess of $100 million, and (ii) trustee’s standard hourly rates for time in excess of 300 hours annually.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

(a)	Equity Compensation Plans and Trust Repurchases. The Trust has no equity compensation plans. The Trust has not repurchased any units during the fourth quarter of fiscal 2022.

(b)	Security Ownership of Certain Beneficial Owners. The Trustee is not aware of any person who beneficially owns more than 5 percent of the outstanding units.

(c)	Security Ownership of Management. The Trust has no directors or executive officers. The Trustee does not beneficially own any units in the Trust.

(d)	Changes in Control. The Trustee knows of no arrangements which may subsequently result in a change in control of the Trust.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The underlying properties from which the net profits interests were carved are currently owned by XTO Energy or other affiliated companies of ExxonMobil.

Approximately 28 of the underlying royalty interests burden working interests in properties operated by XTO Energy. XTO Energy operates the Hewitt Unit which is one of the properties underlying the Oklahoma 75% net profits interests. Other than these properties, XTO Energy and ExxonMobil do not operate or control any of the underlying properties or related working interests.

In computing net proceeds for the 75% net profits interests (Note 3), XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This overhead charge at December 31, 2022 was approximately $44,445 per month, or $533,340 annually (net to the Trust of $33,334 per month, or $400,008 annually), and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of December 31, 2022, this charge was approximately $30,333 per month, or $363,996 annually (net to the Trust of $22,750 per month, or $273,000 annually), and is subject to annual adjustment based on an oil and gas industry index.

The calculation of net profits income for the year ended December 31, 2021 included an expense adjustment from XTO Energy of $33,956 ($30,560 net to the Trust).

On June 25, 2010, XTO Energy became a wholly-owned subsidiary of Exxon Mobil Corporation.

As of March 10, 2023, XTO Energy did not own any units.

See Item 11. Executive Compensation, for the remuneration received by the Trustee for the fiscal years ended December 31, 2021 through December 31, 2022.

As noted in Item 10. Directors, Executive Officers and Corporate Governance, the Trust has no directors, executive officers, audit committee, audit committee financial expert, compensation committee or nominating committee. The Trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2022 and 2021 are:

	2022	2021
Audit fees-PwC	$210,000	$193,834
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$210,000	$193,834

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

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2022 and 2021

Statements of Distributable Income for the years ended December 31, 2022 and 2021

Statements of Changes in Trust Corpus for the years ended December 31, 2022 and 2021

Notes to Financial Statements

2.	Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.	Exhibits

(4)(a)

Cross Timbers Royalty Trust Indenture amended and restated on January 13, 1992 by NationsBank, N.A., as Trustee, heretofore filed as Exhibit 3.1 to the Trust’s Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference. (P)

(b)

Amendment No.  1 to Amended and Restated Royalty Trust Indenture, dated October  13, 2022, of Cross Timbers Royalty Trust, heretofore filed as Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October  14, 2022, is incorporated herein by reference.

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

Correction to Net Overriding Royalty Conveyance (Cross Timbers Royalty Trust, 90% - Texas) from South Timbers Limited Partnership, West Timbers Limited Partnership, North Timbers Limited Partnership, East Timbers Limited Partnership, Hickory Timbers Limited Partnership, and Cross Timbers Partners, L.P. (predecessors of XTO Energy) to NCNB Texas National Bank, as Trustee, dated September 23, 1991 (without Schedules A and B), heretofore filed as Exhibit 10.2 to the Trust’s Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference. (P)

(e)

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

Copies of the above Exhibits are available to any unitholder, at the actual cost of reproduction, upon written request to the Trustee, Argent Trust Company, 2911 Turtle Creek Blvd, Suite 850, Dallas, Texas 75219.

(P)	Paper exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSS TIMBERS ROYALTY TRUST
By ARGENT TRUST COMPANY, TRUSTEE

	By	/S/ NANCY WILLIS
Nancy Willis
Vice President

EXXON MOBIL CORPORATION

Date: March 30, 2023	By	/S/ DAVID LEVY
David Levy
Vice President - Upstream Business Services

(The Trust has no directors or executive officers.)