Form 10-Q
period 2023-03-31
CROSS TIMBERS ROYALTY TRUST
filed 2023-05-12
CIK 881787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of May 2, 2023

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Unless specified otherwise, all amounts included herein are presented in U.S. dollars. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at March 31, 2023, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2023 and 2022, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	March 31, 2023	December 31, 2022
ASSETS

Cash and short-term investments	$2,070,031	$1,898,638

Interest to be received	5,505	3,372

Net profits interests in oil and gas properties - net (Note 1)	2,832,930	2,961,955

	$4,908,466	$4,863,965

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$1,075,536	$902,010

Expense reserve (a)	1,000,000	1,000,000

Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	2,832,930	2,961,955

	$4,908,466	$4,863,965

(a)	Expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income. The reserve is currently funded at $1,000,000.

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended March 31
	2023	2022

Net profits income	$3,912,704	$1,951,672

Interest income	14,338	34

Total income	3,927,042	1,951,706

Administration expense	287,844	266,774

Distributable income	$3,639,198	$1,684,932

Distributable income per unit (6,000,000 units)	$0.606533	$0.280822

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended March 31
	2023	2022

Trust corpus, beginning of period	$2,961,955	$3,266,356

Amortization of net profits interests	(129,025)	(53,565)

Distributable income	3,639,198	1,684,932

Distributions declared	(3,639,198)	(1,684,932)

Trust corpus, end of period	$2,832,930	$3,212,791

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

The financial statements of Cross Timbers Royalty Trust (the “Trust”) are prepared on the following basis and are not intended to present financial position and results of operations in conformity with U.S. generally accepted accounting principles (“GAAP”):

-

Net profits income recorded for a month is the amount computed and paid by XTO Energy Inc. (“XTO Energy”), the owner of the underlying properties, to Argent Trust Company, as trustee (the “Trustee”) for the Trust. XTO Energy is a wholly owned subsidiary of Exxon Mobil Corporation. Net profits income consists of net proceeds received by XTO Energy from the underlying properties in the prior month, multiplied by net profit percentages of 90% for the 90% net profits interests, and 75% for the 75% net profits interests.

-

Costs deducted in the calculation of net proceeds for the 90% net profits interests generally include applicable taxes, transportation, marketing and legal costs. In addition to those costs, the 75% net profits interests include deductions for production expense, development costs, operating charges and other costs.

-

Net profits income is computed separately for each of the five conveyances under which the net profits interests were conveyed to the Trust. If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from the other conveyances.

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

During the first quarter of 2023, no trigger event occurred that would indicate a need for an impairment assessment. Accordingly, there was no impairment of the NPI as of March 31, 2023. Any impairment recorded for book purposes would not result in a loss for tax purposes for the unitholders until the loss is recognized.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the Trust. Amortization of the net profits interests is calculated on a unit-of-production basis using proved reserves and is charged directly to trust corpus. Accumulated amortization was $58,267,519 as of March 31, 2023, and $58,138,494 as of December 31, 2022. Amortization of the NPI does not impact unitholder distributions.

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

The following summarizes excess costs activity, cumulative excess costs balances and accrued interest to be recovered by conveyance as calculated by XTO Energy:

	Underlying

	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/22	$1,130,627	$741,687	$1,872,314
Net excess costs (recovery) for the quarter ended 3/31/23	39,834	(151,450)	(111,616)

Cumulative excess costs remaining at 3/31/23	1,170,461	590,237	1,760,698
Accrued interest at 3/31/23	676,143	21,731	697,874

Total remaining to be recovered at 3/31/23	$1,846,604	$611,968	$2,458,572

	NPI

	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/22	$847,970	$556,265	$1,404,235
Net excess costs (recovery) for the quarter ended 3/31/23	29,876	(113,587)	(83,711)

Cumulative excess costs remaining at 3/31/23	877,846	442,678	1,320,524
Accrued interest at 3/31/23	507,107	16,298	523,405

Total remaining to be recovered at 3/31/23	$1,384,953	$458,976	$1,843,929

For the quarter ended March 31, 2023, excess costs were $39,834 ($29,876 net to the Trust) on properties underlying the Texas working interest net profits interests.

For the quarter ended March 31, 2023, excess costs of $151,450 ($113,587 net to the Trust) were recovered on properties underlying the Oklahoma working interest net profits interests.

Underlying cumulative excess costs for the Texas and Oklahoma working interest conveyances remaining as of March 31, 2023, totaled $2.5 million ($1.8 million net to the Trust), including accrued interest of $0.7 million ($0.5 million net to the Trust).

5.	Related Party Transactions

In computing net proceeds for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This monthly overhead charge as of March 31, 2023, was $44,445 ($33,334 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of March 31, 2023, this monthly charge was approximately $30,823 ($23,118 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index. Other than this property, XTO Energy and ExxonMobil do not operate or control any of the properties underlying the 75% net profits interests.

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

Item 2.  Trustee’s Discussion and Analysis

The following discussion should be read in conjunction with the Trustee’s discussion and analysis contained in the Trust’s 2022 Annual Report on Form 10-K, as well as the condensed financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The Trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the Trust’s website at www.crt-crosstimbers.com.

Distributable Income

For the quarter ended March 31, 2023, net profits income was $3,912,704 compared to $1,951,672 for first quarter 2022. This 100 percent increase in net profits income is primarily the result of net excess costs activity ($2.8 million), increased gas production ($2.7 million), higher oil prices ($1.6 million), and decreased development costs ($0.3 million), partially offset by decreased oil production ($4.2 million), increased taxes, transportation and other costs ($0.6 million), increased production expenses ($0.3 million), and lower gas prices ($0.3 million). See “Net Profits Income” below.

After considering interest income of $14,338 and administration expense of $287,844, distributable income for the quarter ended March 31, 2023, was $3,639,198, or $0.606533 per unit of beneficial interest. Administration expense for the quarter increased $21,070 from the prior year quarter, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, expense reserve, and interest rates. For first quarter 2022, distributable income was $1,684,932, or $0.280822 per unit.

Distributions to unitholders for the quarter ended March 31, 2023, were:

Record Date	Payment Date	Distribution per Unit
January 31, 2023	February 14, 2023	$0.312668
February 28, 2023	March 14, 2023	0.114609
March 31, 2023	April 14, 2023	0.179256

		$0.606533

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

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months
	Ended March 31 (a)		Increase
	2023	2022	(Decrease)
Sales Volumes
Oil (Bbls) (b)
Underlying properties	43,158	116,295	(63%)
Average per day	469	1,264	(63%)
Net profits interests	13,851	11,471	21%

Gas (Mcf) (b)
Underlying properties	811,264	248,673	226%
Average per day	8,818	2,703	226%
Net profits interests	645,042	205,807	213%

Average Sales Prices
Oil (per Bbl)	$ 80.49	$ 60.25	34%
Gas (per Mcf)	$ 5.43	$ 6.88	(21%)

Revenues
Oil sales	$ 3,474,032	$ 7,006,631	(50%)
Gas sales	4,403,962	1,710,399	157%

Total Revenues	7,877,994	8,717,030	(10%)

Costs
Taxes, transportation and other	1,232,816	559,502	120%
Production expense (c)	1,592,149	1,178,382	35%
Development costs	593,964	992,067	(40%)
Excess costs (d)	111,616	3,812,006	(97%)

Total Costs	3,530,545	6,541,957	(46%)

Net Proceeds	$ 4,347,449	$ 2,175,073	100%

Net Profits Income	$ 3,912,704	$ 1,951,672	100%

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

The following are explanations of significant variances on the underlying properties from first quarter 2022 to first quarter 2023:

Sales Volumes

Oil

Oil sales volumes decreased 63 percent from first quarter 2022 to first quarter 2023 primarily due to the absence of North Cowden Unit adjustment in first quarter 2022 and natural production decline.

Gas

Gas sales volumes increased 226 percent from first quarter 2022 to first quarter 2023 primarily due to timing of receipts for the New Mexico royalty interest net profits interests related to March 2018 to December 2020 production, partially offset by natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6 to 8 percent a year.

Sales Prices

Oil

The average oil price increased 34 percent to $80.49 per Bbl for first quarter 2023. The first quarter 2023 oil price is primarily related to production from November 2022 through January 2023, when the average NYMEX price was $79.78 per Bbl.

Gas

The average gas price decreased 21 percent to $5.43 per Mcf for first quarter 2023. The first quarter 2023 gas price is primarily related to production from October through December 2022, when the average NYMEX price was $6.26 per MMBtu.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs increased 120 percent for first quarter 2023 primarily because of increased gas deductions and gas severance taxes on higher revenues driven by timing of receipts.

Production Expense

Production expense increased 35 percent for first quarter 2023 primarily because of higher processing costs driven by timing of receipts and increased power and fuel costs.

Development Costs

Development costs related to properties underlying the 75% net profits interests decreased 40 percent for first quarter 2023 primarily because of decreased drilling activity in the Hewitt Unit.

Excess Costs

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from any other conveyance. Underlying cumulative excess costs for the Texas and Oklahoma working interest conveyances remaining as of March 31, 2023, totaled $2.5 million ($1.8 million net to the Trust), including accrued interest of $0.7 million ($0.5 million net to the Trust). For further information on excess costs, see Note 4 to Condensed Financial Statements.

Contingencies

For information on contingencies, see Note 3 to Condensed Financial Statements.

Forward-Looking Statements

Certain information included in this quarterly report and other materials filed, or to be filed, by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the Trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements are based on XTO Energy’s and the Trustee’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “may,” “expects,” “intends,” “plans,” “believes,” “estimates,” “should,” “could,” “would,” and similar words that convey the uncertainty of future events. Such forward-looking statements may concern, among other things, development activities, future development plans by area, increased density drilling, reserve-to-production ratios, future production, future net cash flows, maintenance projects, development, production, regulatory and other costs, oil and gas prices and expectations for future demand, the impact of inflation and economic downturns on economic activity, government policy and its impact on oil and gas prices and future demand, the development and competitiveness of alternative energy sources, pricing differentials, proved reserves, production levels, expense reserve budgets, availability of financing, arbitration, litigation, liquidity, financing, political and regulatory matters, such as tax and environmental policy, climate policy, trade barriers, sanctions, competition, war and other political or security disturbances. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict, including those detailed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022, which is incorporated by this reference as though fully set forth herein. Therefore, actual financial and operational results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. XTO Energy and the Trustee assume no duty to update these statements as of any future date.

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

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 6.  Exhibits

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 1A, 7 and 7A to the Annual Report on Form 10-K for Cross Timbers Royalty Trust filed with the Securities and Exchange Commission on March 30, 2023 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSS TIMBERS ROYALTY TRUST By ARGENT TRUST COMPANY, TRUSTEE

	By	/S/ NANCY WILLIS
Nancy Willis
Vice President

EXXON MOBIL CORPORATION

Date: May 12, 2023	By	/S/ WENDI POWELL
Wendi Powell
Upstream Controller