Form 10-Q
period 2023-06-30
CROSS TIMBERS ROYALTY TRUST
filed 2023-08-11
CIK 881787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

3838 Oak Lawn Ave, Suite 1720

Dallas, Texas 75219-4518

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (855) 588-7839

(Former name, former address and former fiscal year, if change since last report)

2911 Turtle Creek Blvd, Suite 850

Dallas, Texas 75219

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of August 3, 2023

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Unless specified otherwise, all amounts included herein are presented in U.S. dollars. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at June 30, 2023, and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2023 and 2022, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	June 30, 2023	December 31, 2022
ASSETS

Cash and short-term investments	$1,456,294	$1,898,638

Interest to be received	5,946	3,372

Net profits interests in oil and gas properties - net (Note 1)	2,787,638	2,961,955

	$4,249,878	$4,863,965

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$462,240	$902,010

Expense reserve (a)	1,000,000	1,000,000

Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	2,787,638	2,961,955

	$4,249,878	$4,863,965

(a)	Expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income. The reserve is currently funded at $1,000,000.

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022

Net profits income	$3,163,059	$3,767,617	$7,075,763	$5,719,289

Interest income	17,009	908	31,347	942

Total income	3,180,068	3,768,525	7,107,110	5,720,231

Administration expense	139,454	209,529	427,298	476,303

Distributable income	$3,040,614	$3,558,996	$6,679,812	$5,243,928

Distributable income per unit (6,000,000 units)	$0.506769	$0.593166	$1.113302	$0.873988

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022

Trust corpus, beginning of period	$2,832,930	$3,212,791	$2,961,955	$3,266,356

Amortization of net profits interests	(45,292)	(115,984)	(174,317)	(169,549)

Distributable income	3,040,614	3,558,996	6,679,812	5,243,928

Distributions declared	(3,040,614)	(3,558,996)	(6,679,812)	(5,243,928)

Trust corpus, end of period	$2,787,638	$3,096,807	$2,787,638	$3,096,807

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

During the second quarter of 2023, no trigger event occurred that would indicate a need for an impairment assessment. Accordingly, there was no impairment of the NPI as of June 30, 2023. Any impairment recorded for book purposes would not result in a loss for tax purposes for the unitholders until the loss is recognized.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the Trust. Amortization of the net profits interests is calculated on a unit-of-production basis using proved reserves and is charged directly to trust corpus. Accumulated amortization was $58,312,811 as of June 30, 2023, and $58,138,494 as of December 31, 2022. Amortization of the NPI does not impact unitholder distributions.

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

The Trustee has objected to similar claims relating to the Chieftain settlement with respect to another trust for which it serves as trustee (the Hugoton Royalty Trust) in an arbitration styled Simmons Bank (successor to Southwest Bank and Bank of America, N.A.) vs. XTO Energy Inc. through the American Arbitration Association. In that arbitration, the Trustee requested a declaratory judgment that the Chieftain settlement is not a production cost and that XTO Energy is prohibited from charging the settlement as a production cost under the conveyance or otherwise reducing the Hugoton Royalty Trust’s payments now or in the future as a result of the Chieftain litigation. Similar issues have arisen as between XTO Energy and the Trust, but it was agreed those issues would be considered once the Panel issued its decisions with respect to the Hugoton Royalty Trust. On January 20, 2021, the Panel issued its Corrected Interim Final Award (i) “reject[ing] the Trust’s contention that XTO has no right under the Conveyance to charge the [Hugoton Royalty] Trust with amounts XTO paid under section 1.18(a)(i) as royalty obligations to settle the Chieftain litigation” and (ii) stating “[t]he next phase will determine how much of the Chieftain settlement can be so charged, if any of it can be, in the exercise of the right found by the Panel.” Following briefing by both parties, on May 18, 2021, the Panel issued its second interim final award over the amount of XTO Energy’s settlement in the Chieftain class action lawsuit that can be charged to the Hugoton Royalty Trust as a production cost. The allocation of a portion of the Chieftain settlement to the Trust will be considered in the re-commenced arbitration.

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

The following summarizes excess costs activity, cumulative excess costs balances and accrued interest to be recovered by conveyance as calculated by XTO Energy:

	Underlying

	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/22	$1,130,627	$741,687	$1,872,314
Net excess costs (recovery) for the quarter ended 3/31/23	39,834	(151,450)	(111,616)
Net excess costs (recovery) for the quarter ended 6/30/23	343,437	(515,164)	(171,727)

Cumulative excess costs remaining at 6/30/23	1,513,898	75,073	1,588,971
Accrued interest at 6/30/23	715,031	30,753	745,784

Total remaining to be recovered at 6/30/23	$2,228,929	$105,826	$2,334,755

	NPI

	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/22	$847,970	$556,265	$1,404,235
Net excess costs (recovery) for the quarter ended 3/31/23	29,876	(113,587)	(83,711)
Net excess costs (recovery) for the quarter ended 6/30/23	257,577	(386,373)	(128,796)

Cumulative excess costs remaining at 6/30/23	1,135,423	56,305	1,191,728
Accrued interest at 6/30/23	536,274	23,065	559,339

Total remaining to be recovered at 6/30/23	$1,671,697	$79,370	$1,751,067

For the quarter ended June 30, 2023, excess costs were $343,437 ($257,577 net to the Trust) on properties underlying the Texas working interest net profits interests.

For the quarter ended June 30, 2023, excess costs of $515,164 ($386,373 net to the Trust) were recovered on properties underlying the Oklahoma working interest net profits interests.

Underlying cumulative excess costs for the Texas and Oklahoma working interest conveyances remaining as of June 30, 2023, totaled $2.3 million ($1.8 million net to the Trust), including accrued interest of $0.7 million ($0.6 million net to the Trust).

5.	Related Party Transactions

In computing net proceeds for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This monthly overhead charge at June 30, 2023, was $48,224 ($36,168 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of June 30, 2023, this monthly charge was approximately $34,504 ($25,878 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index. Other than this property, XTO Energy and ExxonMobil do not operate or control any of the properties underlying the 75% net profits interests.

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

Distributable Income

Quarter

For the quarter ended June 30, 2023, net profits income was $3,163,059 compared to $3,767,617 for second quarter 2022. This 16 percent decrease in net profits income is primarily the result of decreased gas production ($2.8 million), lower oil prices ($0.5 million), and increased production expenses ($0.2 million), partially offset by higher gas prices ($2.4 million), decreased taxes, transportation and other ($0.3 million), net excess costs activity ($0.1 million), and decreased development costs ($0.1 million). See “Net Profits Income” below.

After considering interest income of $17,009 and administration expense of $139,454, distributable income for the quarter ended June 30, 2023, was $3,040,614, or $0.506769 per unit of beneficial interest. Administration expense for the quarter decreased $70,075 from the prior year quarter, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, expense reserve, and interest rates. For second quarter 2022, distributable income was $3,558,996, or $0.593166 per unit.

Distributions to unitholders for the quarter ended June 30, 2023, were:

Record Date	Payment Date	Distribution per Unit
April 28, 2023	May 12, 2023	$0.244670
May 31, 2023	June 14, 2023	0.185059
June 30, 2023	July 17, 2023	0.077040

		$0.506769

Six Months

For the six months ended June 30, 2023, net profits income was $7,075,763 compared to $5,719,289 for the same 2022 period. This 24 percent increase in net profits income is primarily the result of net excess costs activity ($2.9 million), increased gas production ($1.9 million), higher oil prices ($1.0 million), decreased development costs ($0.4 million), and higher gas prices ($0.1 million), partially offset by decreased oil production ($4.0 million), increased production expenses ($0.5 million), and increased taxes, transportation and other costs ($0.4 million). See “Net Profits Income” below.

After considering interest income of $31,347 and administration expense of $427,298, distributable income for the six months ended June 30, 2023, was $6,679,812, or $1.113302 per unit of beneficial interest. Administration expense for the six months ended June 30, 2023, decreased $49,005 from the prior year six-month period, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, expense reserve, and interest rates. For the six months ended June 30, 2022, distributable income was $5,243,928, or $0.873988 per unit.

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

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months			Six Months
	Ended June 30 (a)		Increase	Ended June 30 (a)		Increase
	2023	2022	(Decrease)	2023	2022	(Decrease)
Sales Volumes
Oil (Bbls) (b)
Underlying properties	42,068	42,196	-	85,226	158,491	(46%)
Average per day	473	474	-	471	876	(46%)
Net profits interests	11,901	17,811	(33%)	25,752	29,282	(12%)

Gas (Mcf) (b)
Underlying properties	264,074	525,770	(50%)	1,075,338	774,443	39%
Average per day	2,934	5,842	(50%)	5,908	4,255	39%
Net profits interests	226,421	445,685	(49%)	871,463	651,492	34%

Average Sales Prices
Oil (per Bbl)	$ 74.03	$ 90.00	(18%)	$ 77.30	$ 68.17	13%
Gas (per Mcf)	$ 11.87	$ 6.81	74%	$ 7.01	$ 6.83	3%

Revenues
Oil sales	$3,114,069	$3,797,694	(18%)	$6,588,101	$10,804,325	(39%)
Gas sales	3,133,746	3,580,662	(12%)	7,537,708	5,291,061	42%

Total Revenues	6,247,815	7,378,356	(15%)	14,125,809	16,095,386	(12%)

Costs
Taxes, transportation and other	702,347	993,949	(29%)	1,935,163	1,553,451	25%
Production expense (c)	1,766,005	1,500,525	18%	3,358,154	2,678,907	25%
Development costs	93,226	197,448	(53%)	687,190	1,189,515	(42%)
Excess costs (d)	171,727	365,360	(53%)	283,343	4,177,366	(93%)

Total Costs	2,733,305	3,057,282	(11%)	6,263,850	9,599,239	(35%)

Net Proceeds	$3,514,510	$4,321,074	(19%)	$7,861,959	$6,496,147	21%

Net Profits Income	$3,163,059	$3,767,617	(16%)	$7,075,763	$5,719,289	24%

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

The following are explanations of significant variances on the underlying properties from second quarter 2022 to second quarter 2023 and from the first six months of 2022 to the comparable period in 2023:

Sales Volumes

Oil

Oil sales volumes were flat for the second quarter primarily because of timing of cash receipts, partially offset by natural production decline. Oil sales volumes decreased 46 percent for the six-month period primarily due to the absence of North Cowden Unit adjustment in first quarter 2022 and natural production decline.

Gas

Gas sales volumes decreased 50 percent for the second quarter primarily because of timing of cash receipts in the New Mexico royalty interest net profits interests and natural production decline. Gas sales volumes increased 39 percent for the six-month period primarily due to timing of receipts for the New Mexico royalty interest net profits interests related to March 2018 to December 2020 production, partially offset by natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6 to 8 percent a year.

Sales Prices

Oil

The average oil price for the second quarter decreased 18 percent to $74.03 per Bbl and for the six-month period increased 13 percent to $77.30 per Bbl.

Gas

Gas prices for the second quarter increased 74 percent to $11.87 per Mcf and for the six-month period increased 3 percent to $7.01 per Mcf.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs decreased 29 percent for the second quarter primarily because of decreased gas deductions and gas production taxes. Taxes, transportation and other costs increased 25 percent for the six-month period primarily because of increased gas deductions and gas production taxes on higher gas sales driven by timing of receipts.

Production Expense

Production expense increased 18 percent for the second quarter primarily because of increased repairs and maintenance. Production expense increased 25 percent for the six-month period primarily because of higher processing costs driven by timing of receipts, increased power and fuel costs, and repairs and maintenance.

Development Costs

Development costs related to properties underlying the 75% net profits interests decreased 53 percent for the second quarter and 42 percent for the six-month period primarily because of decreased drilling activity in the Hewitt Unit.

Excess Costs

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from any other conveyance. Underlying cumulative excess costs for the Texas and Oklahoma working interest conveyances remaining as of June 30, 2023, totaled $2.3 million ($1.8 million net to the Trust), including accrued interest of $0.7 million ($0.6 million net to the Trust). For further information on excess costs, see Note 4 to Condensed Financial Statements.

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

Item  5. Other Information

The Trust does not have any directors or officers, and as a result, no such persons adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

CROSS TIMBERS ROYALTY TRUST
By ARGENT TRUST COMPANY, TRUSTEE

	By	/s/ NANCY WILLIS
Nancy Willis
Vice President

EXXON MOBIL CORPORATION

Date: August 11, 2023	By	/s/ WENDI POWELL
Wendi Powell
Upstream Controller

(The Trust has no directors or executive officers.)