Form 10-Q
period 2023-09-30
CROSS TIMBERS ROYALTY TRUST
filed 2023-11-13
CIK 881787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of November 1, 2023

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

CROSS TIMBERS ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Unless specified otherwise, all amounts included herein are presented in U.S. dollars. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at September 30, 2023, and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2023 and 2022, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	September 30, 2023	December 31, 2022
ASSETS

Cash and short-term investments	$1,538,517	$1,898,638

Interest to be received	5,869	3,372

Net profits interests in oil and gas properties - net (Note 1)	2,732,623	2,961,955

	$4,277,009	$4,863,965

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$544,386	$902,010

Expense reserve (a)	1,000,000	1,000,000

Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	2,732,623	2,961,955

	$4,277,009	$4,863,965

(a)	Expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income. The reserve is currently funded at $1,000,000.

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022

Net profits income	$2,676,180	$3,817,493	$9,751,943	$9,536,782

Interest income	16,596	4,795	47,943	5,737

Total income	2,692,776	3,822,288	9,799,886	9,542,519

Administration expense	241,584	86,028	668,882	562,331

Distributable income	$2,451,192	$3,736,260	$9,131,004	$8,980,188

Distributable income per unit (6,000,000 units)	$0.408532	$0.622710	$1.521834	$1.496698

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022

Trust corpus, beginning of period	$2,787,638	$3,096,807	$2,961,955	$3,266,356

Amortization of net profits interests	(55,015)	(70,992)	(229,332)	(240,541)

Distributable income	2,451,192	3,736,260	9,131,004	8,980,188

Distributions declared	(2,451,192)	(3,736,260)	(9,131,004)	(8,980,188)

Trust corpus, end of period	$2,732,623	$3,025,815	$2,732,623	$3,025,815

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

During the third quarter of 2023, no trigger event occurred that would indicate a need for an impairment assessment. Accordingly, there was no impairment of the NPI as of September 30, 2023. Any impairment recorded for book purposes would not result in a loss for tax purposes for the unitholders until the loss is recognized.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the Trust. Amortization of the net profits interests is calculated on a unit-of-production basis using proved reserves and is charged directly to trust corpus. Accumulated amortization was $58,367,826 as of September 30, 2023, and $58,138,494 as of December 31, 2022. Amortization of the NPI does not impact unitholder distributions.

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

The Trustee has objected to similar claims relating to the Chieftain settlement with respect to another trust for which it serves as trustee (the Hugoton Royalty Trust) in an arbitration styled Simmons Bank (successor to Southwest Bank and Bank of America, N.A.) vs. XTO Energy Inc. through the American Arbitration Association. In that arbitration, the Trustee requested a declaratory judgment that the Chieftain settlement is not a production cost and that XTO Energy is prohibited from charging the settlement as a production cost under the conveyance or otherwise reducing the Hugoton Royalty Trust’s payments now or in the future as a result of the Chieftain litigation. Similar issues have arisen as between XTO Energy and the Trust, but it was agreed those issues would be considered once the Panel issued its decisions with respect to the Hugoton Royalty Trust. On January 20, 2021, the Panel issued its Corrected Interim Final Award (i) “reject[ing] the Trust’s contention that XTO has no right under the Conveyance to charge the [Hugoton Royalty] Trust with amounts XTO paid under section 1.18(a)(i) as royalty obligations to settle the Chieftain litigation” and (ii) stating “[t]he next phase will determine how much of the Chieftain settlement can be so charged, if any of it can be, in the exercise of the right found by the Panel.” Following briefing by both parties, on May 18, 2021, the Panel issued its second interim final award over the amount of XTO Energy’s settlement in the Chieftain class action lawsuit that can be charged to the Hugoton Royalty Trust as a production cost. The allocation of a portion of the Chieftain settlement to the Trust will be considered once all issues in the arbitration have been fully resolved. Although the arbitration isn’t terminated, the final hearing, previously scheduled on November 8, 2023, was cancelled.

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

The following summarizes excess costs activity, cumulative excess costs balances and accrued interest to be recovered by conveyance as calculated by XTO Energy:

		Underlying
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/22	$ 1,130,627	$741,687	$ 1,872,314
Net excess costs (recovery) for the quarter ended 3/31/23	39,834	(151,450)	(111,616)
Net excess costs (recovery) for the quarter ended 6/30/23	343,437	(515,164)	(171,727)
Net excess costs (recovery) for the quarter ended 9/30/23	136,628	(75,073)	61,555

Cumulative excess costs remaining at 9/30/23	1,650,526	-	1,650,526
Accrued interest at 9/30/23	763,500	-	763,500

Total remaining to be recovered at 9/30/23	$ 2,414,026	$-	$ 2,414,026

		NPI
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/22	$ 847,970	$556,265	$ 1,404,235
Net excess costs (recovery) for the quarter ended 3/31/23	29,876	(113,587)	(83,711)
Net excess costs (recovery) for the quarter ended 6/30/23	257,577	(386,373)	(128,796)
Net excess costs (recovery) for the quarter ended 9/30/23	102,472	(56,305)	46,167

Cumulative excess costs remaining at 9/30/23	1,237,895	-	1,237,895
Accrued interest at 9/30/23	572,625	-	572,625

Total remaining to be recovered at 9/30/23	$ 1,810,520	$-	$ 1,810,520

For the quarter ended September 30, 2023, excess costs were $136,628 ($102,472 net to the Trust) on properties underlying the Texas working interest net profits interests.

For the quarter ended September 30, 2023, excess costs of $75,073 ($56,305 net to the Trust) and accrued interest of $31,470 ($23,603 net to the Trust) were recovered on properties underlying the Oklahoma working interest net profits interests.

Underlying cumulative excess costs for the Texas working interest conveyance remaining as of September 30, 2023, totaled $2.4 million ($1.8 million net to the Trust), including accrued interest of $0.8 million ($0.6 million net to the Trust).

5.	Related Party Transactions

In computing net proceeds for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This monthly overhead charge at September 30, 2023, was $48,224 ($36,168 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of September 30, 2023, this monthly charge was approximately $34,884 ($26,163 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index. Other than this property, XTO Energy and ExxonMobil do not operate or control any of the properties underlying the 75% net profits interests.

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

Distributable Income

Quarter

For the quarter ended September 30, 2023, net profits income was $2,676,180 compared to $3,817,493 for third quarter 2022. This 30 percent decrease in net profits income is primarily the result of lower oil and gas prices ($2.2 million), partially offset by increased oil and gas production ($0.7 million), net excess costs activity ($0.2 million), decreased taxes, transportation and other ($0.1 million), and decreased development costs ($0.1 million). See “Net Profits Income” below.

After considering interest income of $16,596 and administration expense of $241,584, distributable income for the quarter ended September 30, 2023, was $2,451,192, or $0.408532 per unit of beneficial interest. Administration expense for the quarter increased $155,556 from the prior year quarter, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, expense reserve, and interest rates. For third quarter 2022, distributable income was $3,736,260, or $0.622710 per unit.

Distributions to unitholders for the quarter ended September 30, 2023, were:

Record Date	Payment Date	Distribution per Unit
July 31, 2023	August 14, 2023	$0.193559
August 31, 2023	September 15, 2023	0.124242
September 29, 2023	October 16, 2023	0.090731

		$ 0.408532

Nine Months

For the nine months ended September 30, 2023, net profits income was $9,751,943 compared to $9,536,782 for the same 2022 period. This 2 percent increase in net profits income is primarily the result of net excess costs activity ($3.1 million), increased gas production ($1.8 million), and decreased development costs ($0.5 million), higher oil prices ($0.1 million), partially offset by decreased oil production ($3.3 million), lower gas prices ($1.1 million), increased production expenses ($0.6 million), and increased taxes, transportation and other costs ($0.3 million). See “Net Profits Income” below.

After considering interest income of $47,943 and administration expense of $668,882, distributable income for the nine months ended September 30, 2023, was $9,131,004, or $1.521834 per unit of beneficial interest. Administration expense for the nine months ended September 30, 2023, increased $106,551 from the prior year nine-month period, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, expense reserve, and interest rates. For the nine months ended September 30, 2022, distributable income was $8,980,188, or $1.496698 per unit.

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

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months			Nine Months

	Ended September 30 (a)		Increase	Ended September 30 (a)		Increase

	2023	2022	(Decrease)	2023	2022	(Decrease)
Sales Volumes
Oil (Bbls) (b)
Underlying properties	53,022	41,219	29%	138,248	199,710	(31%)
Average per day	576	448	29%	506	732	(31%)
Net profits interests	24,927	19,457	28%	50,679	48,739	4%

Gas (Mcf) (b)
Underlying properties	334,675	321,952	4%	1,410,013	1,096,395	29%
Average per day	3,678	3,538	4%	5,165	4,016	29%
Net profits interests	275,753	272,896	1%	1,147,216	924,388	24%

Average Sales Prices
Oil (per Bbl)	$ 74.62	$ 101.80	(27%)	$ 76.27	$ 75.11	2%
Gas (per Mcf)	$ 4.23	$ 8.93	(53%)	$ 6.35	$ 7.45	(15%)

Revenues
Oil sales	$3,956,370	$4,196,109	(6%)	$10,544,471	$15,000,434	(30%)
Gas sales	1,415,946	2,875,462	(51%)	8,953,654	8,166,523	10%

Total Revenues	5,372,316	7,071,571	(24%)	19,498,125	23,166,957	(16%)

Costs
Taxes, transportation and other	592,812	704,688	(16%)	2,527,975	2,258,139	12%
Production expense (c)	1,565,373	1,514,225	3%	4,923,527	4,193,132	17%
Development costs	52,950	168,430	(69%)	740,140	1,357,945	(45%)
Excess costs (d)	(30,085)	239,731	(113%)	253,258	4,417,097	(94%)

Total Costs	2,181,050	2,627,074	(17%)	8,444,900	12,226,313	(31%)

Net Proceeds	$3,191,266	$4,444,497	(28%)	$11,053,225	$10,940,644	1%

Net Profits Income	$2,676,180	$3,817,493	(30%)	$9,751,943	$9,536,782	2%

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

The following are explanations of significant variances on the underlying properties from third quarter 2022 to third quarter 2023 and from the first nine months of 2022 to the comparable period in 2023:

Sales Volumes

Oil

Oil sales volumes increased 29 percent for the third quarter primarily because of timing of cash receipts, partially offset by natural production decline. Oil sales volumes decreased 31 percent for the nine-month period primarily due to the absence of North Cowden Unit adjustment in first quarter 2022 and natural production decline.

Gas

Gas sales volumes increased 4 percent for the third quarter primarily because of timing of cash receipts, partially offset by natural production decline. Gas sales volumes increased 29 percent for the nine-month period primarily due to timing of cash receipts for the New Mexico royalty interest net profits interests related to March 2018 to December 2020 production, partially offset by natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6 to 8 percent a year.

Sales Prices

Oil

The average oil price for the third quarter decreased 27 percent to $74.62 per Bbl and for the nine-month period increased 2 percent to $76.27 per Bbl.

Gas

Gas prices for the third quarter decreased 53 percent to $4.23 per Mcf and for the nine-month period decreased 15 percent to $6.35 per Mcf.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs decreased 16 percent for the third quarter primarily because of decreased gas production taxes. Taxes, transportation and other costs increased 12 percent for the nine-month period primarily because of increased gas deductions driven by timing of receipts.

Production Expense

Production expense increased 3 percent for the third quarter primarily because of increased repairs and maintenance. Production expense increased 17 percent for the nine-month period primarily because of increased repairs and maintenance, power and fuel, and higher processing costs driven by timing of receipts.

Development Costs

Development costs related to properties underlying the 75% net profits interests decreased 69 percent for the third quarter and 45 percent for the nine-month period primarily because of decreased drilling activity in the Hewitt Unit.

Excess Costs

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from any other conveyance. Underlying cumulative excess costs for the Texas working interest conveyance remaining as of September 30, 2023, totaled $2.4 million ($1.8 million net to the Trust), including accrued interest of $0.8 million ($0.6 million net to the Trust). For further information on excess costs, see Note 4 to Condensed Financial Statements.

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

CROSS TIMBERS ROYALTY TRUST
By ARGENT TRUST COMPANY, TRUSTEE

	By	/S/ NANCY WILLIS
Nancy Willis
Vice President

EXXON MOBIL CORPORATION

Date: November 13, 2023	By	/S/ WENDI POWELL
Wendi Powell
Upstream Controller

(The Trust has no directors or executive officers.)