Form 10-K
period 2023-12-31
CROSS TIMBERS ROYALTY TRUST
filed 2024-04-01
CIK 881787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to     .

Commission File No. 1-10982

Cross Timbers Royalty Trust

(Exact name of registrant as specified in its charter)

Texas	75-6415930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Corporate Trustee:
Argent Trust Company
3838 Oak Lawn Ave, Suite 1720 Dallas, Texas 75219-4518	75219
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of units of beneficial interest held by non-affiliates of the registrant at June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $132.2 million.

The number of units of beneficial interest outstanding as of March 15, 2024, was 6,000,000.

CROSS TIMBERS ROYALTY TRUST

2023 ANNUAL REPORT ON FORM 10-K

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

Cross Timbers Royalty Trust (the “Trust”) is an express trust created under the laws of Texas pursuant to the Cross Timbers Royalty Trust Indenture entered into on February 12, 1991 between predecessors of XTO Energy Inc. (formerly known as Cross Timbers Oil Company and, hereafter, “XTO Energy”), as grantors, and NCNB Texas National Bank, as Trustee. The current trustee of the Trust is Argent Trust Company, a Tennessee chartered trust company (“Argent”). Effective December 30, 2022, Simmons Bank resigned as trustee, and Argent was appointed as the successor trustee.

The defined term “Trustee” as used herein shall refer to Simmons Bank for periods from February 20, 2018, through December 29, 2022, and shall refer to Argent for periods on and after December 30, 2022.

The principal office of the Trust is 3838 Oak Lawn Ave, Suite 1720, Dallas, Texas 75219. The telephone number of the Trust is 1-855-588-7839. The Trust’s internet website is www.crt-crosstimbers.com. We make available free of charge, through our website, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are accessible through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Information on our website is not incorporated into this report.

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

Approximately 57 percent of the net profits income received by the Trust during 2023 was attributable to natural gas, as well as 53 percent of the Trust’s estimated future net cash flows from proved reserves at December 31, 2023 (based on estimated future net cash flows using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period). There is generally a greater demand for gas during the winter. Otherwise, Trust income is not subject to seasonal factors, nor dependent upon patents, licenses, franchises, or concessions. The Trust conducts no research activities.

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

The public trading price for the Trust units tends to be tied to the recent and expected levels of cash distributions on the Trust units. The amounts available for distribution by the Trust vary in response to numerous factors outside the control of the Trust or XTO Energy, including prevailing prices for oil and natural gas produced from the underlying properties. The market price of the Trust units is not necessarily indicative of the value that the Trust would realize if the net profits interests were sold to a third-party buyer. In addition, such market price is not necessarily reflective of the fact that, since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. There is no guarantee that distributions made to a unitholder over the life of these depleting assets will equal or exceed the purchase price paid by the unitholder.

Current and future oil and natural gas prices fluctuate due to a number of uncontrollable factors, and any decline will adversely affect the net proceeds payable to the Trust and Trust distributions.

The Trust’s monthly cash distributions are highly dependent upon the prices realized from the sale of natural gas and oil. Oil and natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and XTO Energy. Factors that contribute to price fluctuations include instability in oil-producing regions, worldwide economic conditions, weather conditions, trade barriers, political instability, public health concerns, the supply of domestic and foreign oil, natural gas and natural gas liquids, consumer demand, the price and availability of alternative fuels, the proximity to, and capacity of, transportation facilities and the effect of worldwide energy conservation measures. Moreover, government regulations, such as regulation of natural gas transportation and price controls, environmental regulations, production restrictions, or trade barriers, can affect product prices. Oil and natural gas prices have fluctuated wildly over the recent past and may vary significantly from period to period. Further, a significant decline in current oil or natural gas prices or lower anticipated long-term prices could have a material adverse effect on the amount of oil and natural gas that is economic to produce, Trust net profits (and therefore cash available for distribution to unitholders) and proved reserves attributable to the Trust’s interests. Adjustments impacting volume or value could also impact the reported natural gas and oil prices. The volatility of energy prices reduces the predictability of future cash distributions to Trust unitholders.

Higher production expense and/or development costs, without concurrent increases in revenue, will directly decrease the net proceeds payable to the Trust from the properties underlying the 75% net profits interests.

Production expense and development costs are deducted in the calculation of the Trust’s share of net proceeds from properties underlying the 75% net profits interests. Accordingly, higher or lower production expense and development costs, without concurrent changes in revenue, will directly decrease or increase the amount received by the Trust for its 75% net profits interests. If development costs and production expense for properties underlying the 75% net profits in a particular state exceed the production proceeds from the properties (as was the case with respect to the properties underlying the Texas working interests for all of 2022 and 2023 and with respect to the properties underlying the Oklahoma working interests for the 2022 distribution months of February, March, October, November and December and the 2023 distribution months of January through June), the Trust will not receive net profits income for those properties until future net proceeds from production in that state exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs.

Government action, policies or regulations designed to discourage production, reduce demand for, or promote alternatives to oil and natural gas could impact the price of oil and natural gas produced on the properties underlying the Trust’s net profits interests, directly as intended or through unintended consequences.

Governments around the world are considering actions intended to reduce greenhouse gas emissions by decreasing both the supply of and the demand for oil and natural gas products or promote alternatives. These include the adoption of cap-and-trade regimes, carbon taxes, trade tariffs, minimum renewable usage requirements, restrictive permitting, increased mileage and other efficiency standards, mandates for sales of electric vehicles, mandates for use of specific fuels or technologies, and other incentives or mandates designed to support transitioning to lower-emission energy sources. Political and other actors and their agents also increasingly seek to advance climate change objectives indirectly, such as by seeking to reduce the availability or increase the cost of financing and investment in the oil and gas sector. Depending on how policies are formulated and applied, such policies could impact the ability and costs of the operators of the properties underlying the Trust’s net profits interests to supply products, demand for their products, or the competitiveness of hydrocarbon-based products, which in turn, could reduce net proceeds to the Trust. Any policy that increases the costs for operators of the properties underlying the net profits interests or lower market prices could have a material impact on the distributable income of the Trust.

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

The Trust may be subject to attempted cybersecurity disruptions from a variety of sources including state-sponsored actors.

XTO Energy’s defensive preparedness includes multi-layered technological capabilities designed to prevent and detect cybersecurity disruptions; non-technological measures such as threat information sharing with governmental and industry groups; internal training and awareness campaigns including routine testing of employee awareness and business preparedness for response and recovery. The Trustee also maintains robust cybersecurity protocols including, but not limited to, technological capabilities that prevent and detect disruptions; computer workstations and programs protected with passwords and passphrases, as well as employee training throughout the year on banking regulations and cybersecurity followed up by testing of that knowledge. Other, non-technical protocols include securing of documents and work areas that could contain personal, non-public information. If the measures taken to protect against cybersecurity disruptions prove to be insufficient or if proprietary data is otherwise not protected, XTO Energy, the Trustee or customers, employees, or third parties could be adversely affected. The Trust has limited ability to influence third parties, including our partners, suppliers, and service providers (including providers of cloud-hosting services for our data or applications), to implement strong cybersecurity controls and is exposed to potential harm from cybersecurity events that may affect their operations. Cybersecurity disruptions could cause physical harm to people or the environment; damage or destroy assets; compromise business systems; result in proprietary information being altered, lost, or stolen; result in employee, customer, or third-party information being compromised; or otherwise disrupt our business operations. We could incur significant costs to remedy the effects of a major cybersecurity disruption in addition to costs in connection with resulting regulatory actions, litigation, or reputational harm.

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

The financial statements of the Trust are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles (“U.S. GAAP”). Although this basis of accounting is permitted for royalty trusts by the Securities and Exchange Commission, the financial statements of the Trust differ from U.S. GAAP financial statements because net profits income is not accrued in the month of production, expenses are not recognized when incurred and cash reserves may be established for certain contingencies that would not be recorded in U.S. GAAP financial statements.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As of December 31, 2023, the Trust did not have any unresolved Securities and Exchange Commission staff comments.

ITEM 1C.	CYBERSECURITY

The Trust does not have a board of directors; therefore, the Trustee is responsible for oversight of the Trust’s risks from cybersecurity threats. The Trustee has dedicated personnel that are responsible for assessing and managing the Trust’s cyber risk management program, informing senior management of the Trustee regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervising such efforts. The Trustee’s information technology team has decades of experience selecting, deploying, and operating cybersecurity technologies, initiatives, and processes, and relies on threat intelligence as well as other information obtained from governmental, public or private sources, including external consultants engaged by the Trustee to monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. External partners are a key part of the Trustee’s cybersecurity protocols and policies. The Trustee works with leading firms in the cybersecurity industry, leveraging their technology and expertise to monitor and maintain the performance and effectiveness of products and services that are used by the Trustee.

The Trustee maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats, which processes are integrated into the Trustee’s overall risk management process. The Trustee maintains robust cybersecurity protocols including, but not limited to technological capabilities that prevent and detect disruptions; computer workstations and programs protected with passwords and passphrases, as well as employee training throughout the year on financial regulations and cybersecurity followed up by testing of that knowledge. The protocols are based on recognized best practices and standards for cybersecurity and information technology. The Trustee has an annual assessment, performed by a third-party vendor, of the Trustee’s cyber risk management program.

Other, non-technical protocols include securing of documents and work areas that could contain personal, non-public information and independent verification of information changes by outside vendors.

The Trust faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. The Trustee has experienced, and will continue to experience, cyber incidents in the normal course of its business. However, prior cybersecurity incidents have not had a material adverse effect on the Trust’s business, financial condition, results of operations, or cash flows. See Item 1A. Risk Factors—The Trust may be subject to attempted cybersecurity disruptions from a variety of sources including state-sponsored actors.

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

The underlying properties include over 2,900 producing properties with established production histories in Texas, Oklahoma and New Mexico. The average reserve-to-production index for the underlying properties as of December 31, 2023, is approximately 10 years. This index is calculated using total proved reserves and estimated 2024 production for the underlying properties. The projected 2024 production is from proved developed producing reserves as of December 31, 2023. Based on estimated future net cash flows at 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, the future net cash flows from proved reserves of the underlying properties are approximately 51 percent natural gas and 49 percent oil. The underlying properties also include certain nonproducing properties in Texas, Oklahoma and New Mexico that are primarily mineral interests.

Producing Acreage, Wells and Drilling

90% Net Profits Interests Underlying Royalties. Royalty and overriding royalty properties underlying the 90% net profits interests represent approximately 74 percent of the discounted future net cash flows from Trust’s net profits interests proved reserves at December 31, 2023. Approximately 69 percent of the discounted future net cash flows from the 90% net profits interests are from gas reserves, totaling 10.9 Bcf. Oil reserves allocated to the 90% net profits interests are primarily located in West Texas and are estimated to be 270,000 Bbls at December 31, 2023.

The underlying royalties are royalty and overriding royalty interests primarily located in mature producing oil and gas fields. The most significant producing region in which the underlying royalties are located is the San Juan Basin in northwestern New Mexico. The New Mexico royalties gas production accounted for approximately 78 percent of the Trust’s net profits interests gas sales volumes and 45 percent of the net profits income for 2023. The Trust’s net profits interests estimated proved gas reserves from New Mexico totaled 9.5 Bcf at December 31, 2023, or approximately 87 percent of Trust’s net profits interests total gas reserves at that date. The majority of these wells are operated by Hilcorp Energy Company or Simcoe LLC.

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

The limited number of underlying working interest properties, referred to above, consists of five productive gross wells (0.23 net). Well counts for the underlying royalties cannot be provided because information regarding the number of wells on royalty properties is generally not made available to royalty interest owners.

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

Trust’s net profits interests proved reserves from the 75% net profits interests are almost entirely oil, estimated to be approximately 278,000 Bbls and represent approximately 26 percent of the discounted future net cash flows of the Trust’s net profits interests proved reserves at December 31, 2023.

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

The underlying working interest properties consist of 3,824 gross (3,005 net) producing acres. As of December 31, 2023, there were 1,188 gross (66.8 net) productive oil wells. There were six gross (0.68 net) wells drilled in 2023, no wells in progress, 15 gross (1.69 net) wells drilled in 2022, and two gross (0.23 net) wells drilled in 2021. As operator of the Hewitt Unit, XTO Energy has advised the Trustee that it has no plans to drill in 2024.

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

Total underlying 2023 development costs were $1,061,887, down 60 percent from 2022 development costs of $2,656,813. Development costs were lower in 2023 primarily because of decreased development activity and costs related to drilling in the Hewitt Unit.

As reported to XTO Energy by unit operators in February of each year, underlying budgeted development costs were $1.4 million for 2023 and $1.4 million for 2022 ($1.1 million and $1.0 million, respectively, net to the Trust). Actual development costs often differ from amounts budgeted because of changes in product prices and other factors that may affect the timing or selection of projects. Also, costs are deducted in the calculation of Trust net profits income several months after they are incurred by the operator. Unit operators have reported underlying budgeted costs of approximately $0.2 million for 2024 and $0.3 million for 2025 ($0.1 million and $0.2 million, respectively, net to the Trust). Changes in oil or natural gas prices could impact future development plans on the underlying properties.

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from other conveyances. Remaining cumulative excess costs for the Texas working interest conveyance totaled $3.1 million ($2.3 million net to the Trust), including accrued interest of $0.8 million ($0.6 million net to the Trust) for the period ended December 31, 2023. For information regarding the effect of excess costs on Trust net profits income, see Note 7 to Financial Statements under Item 8. Financial Statements and Supplementary Data, including the excess cost balance and accrued interest by conveyance.

Estimated Proved Reserves and Future Net Cash Flows

The following are proved reserves of the underlying properties, as estimated by independent engineers, and proved reserves and future net cash flows from proved reserves of the net profits interests, based on an allocation of these reserves, at December 31, 2023:

	Underlying Properties		Net Profits Interests
	Proved Reserves(a)		Proved Reserves(a) (b)		Future Net Cash Flows from Proved Reserves (a) (c)
	Oil	Gas	Oil	Gas
(in thousands)	(Bbls)	(Mcf)	(Bbls)	(Mcf)	Undiscounted	Discounted
90% Net Profits Interests
New Mexico	41	10,546	37	9,481	$39,188	$21,040
Texas	218	653	196	588	15,482	8,570
Oklahoma	41	1,020	37	848	5,845	3,476

Total	300	12,219	270	10,917	60,515	33,086

75% Net Profits Interests
Texas	94	1	—	—	—	—
Oklahoma	993	473	278	132	20,385	11,617

Total	1,087	474	278	132	20,385	11,617

TOTAL	1,387	12,693	548	11,049	$80,900	$44,703

(a)	Based on 12-month average oil price of $74.88 per Bbl and $4.40 per Mcf for gas, based on the first-day-of-the-month price for each month in the period.

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

(c)	Before income taxes since future net cash flows are not subject to taxation at the trust level. Future net cash flows are discounted at an annual rate of 10 percent.

Proved reserves at December 31, 2023, consist of the following:

	Underlying Properties		Net Profits Interests
	Proved Reserves		Proved Reserves
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Proved developed producing reserves	1,387	12,693	548	11,049
Proved undeveloped reserves	—	—	—	—
Proved developed non-producing reserves	—	—	—	—

Total proved reserves	1,387	12,693	548	11,049

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

The XTO Energy reserve engineering group reviews reserve estimates with third-party petroleum consultants, Miller and Lents, Ltd., independent petroleum engineers. Miller and Lents, Ltd. estimated oil and gas reserves attributable to the underlying properties as of December 31, 2023. Miller and Lents’ primary technical person responsible for calculating the Trust’s reserves has more than 12 years of experience as a reserve engineer. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

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

Oil and gas production and average sales prices attributable to the underlying properties and the net profits interests for the last three years ended December 31 were as follows:

	90% Net Profits Interests			75% Net Profits Interests			Total
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Production
Underlying Properties
Oil - Sales (Bbls)	61,465	47,459	50,522	130,654	189,988	42,080	192,119	237,447	92,602
Average per day (Bbls)	168	130	139	358	521	115	526	651	254
Gas - Sales (Mcf)	1,764,001	1,373,325	930,143	9,863	9,240	9,207	1,773,864	1,382,565	939,350
Average per day (Mcf)	4,833	3,763	2,549	27	25	25	4,860	3,788	2,574
Net Profits Interests
Oil - Sales (Bbls)	53,783	41,920	39,205	17,348	16,116	21,464	71,131	58,036	60,669
Average per day (Bbls)	147	115	107	48	44	59	195	159	166
Gas - Sales (Mcf)	1,451,656	1,169,587	826,939	784	171	517	1,452,440	1,169,758	827,456
Average per day (Mcf)	3,977	3,204	2,266	2	1	1	3,979	3,205	2,267
Average Sales Price
Oil (per Bbl)	$79.50	$81.62	$60.22	$75.90	$76.11	$68.85	$77.05	$77.21	$64.14
Gas (per Mcf)	$5.94	$7.95	$5.80	$15.76	$27.55	$19.55	$6.00	$8.08	$5.93

Average Production
Cost per BOE (a)(b)	$1.67	$1.86	$1.10	$53.09	$27.71	$99.28	$15.62	$12.44	$18.28

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

Oil and gas production by conveyance attributable to the underlying properties for the last three years ended December 31 were as follows:

	Underlying Gas Production (Mcf)
Conveyance	2023	2022	2021
New Mexico royalty interest	1,397,441	1,059,929	708,689
Oklahoma royalty interest	196,718	193,918	155,443
Texas royalty interest	169,842	119,478	66,011
Texas working interest	7,716	8,486	7,295
Oklahoma working interest	2,147	754	1,912

Total	1,773,864	1,382,565	939,350

	Underlying Oil Production (Bbls)
Conveyance	2023	2022	2021
New Mexico royalty interest	2,340	3,769	6,263
Oklahoma royalty interest	18,928	13,985	11,260
Texas royalty interest	40,197	29,705	32,999
Texas working interest (a)	26,697	104,798	(45,292)
Oklahoma working interest	103,957	85,190	87,372

Total	192,119	237,447	92,602

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

Regulation

Natural Gas Regulation

The interstate transportation and sale for resale of natural gas is subject to federal regulation, including transportation and storage rates charged, tariffs, and various other matters, by the Federal Energy Regulatory Commission (“FERC”). Federal price controls on wellhead sales of domestic natural gas terminated on January 1, 1993. While natural gas prices are currently unregulated, Congress historically has been active in the area of natural gas regulation. On August 8, 2005, Congress enacted the Energy Policy Act of 2005. The Energy Policy Act, among other things, amended the Natural Gas Act to prohibit market manipulation by any entity, to direct FERC to facilitate market transparency in the market for sale or transportation of physical natural gas in interstate commerce, and to significantly increase the penalties for violations of the Natural Gas Act, the Natural Gas Policy Act of 1978, or FERC rules, regulations or orders thereunder. FERC has promulgated regulations to implement the Energy Policy Act, including enforcement rules and new annual reporting requirements for certain sellers of natural gas. It is impossible to predict whether new legislation to regulate natural gas might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, such proposals might have on the operations of the underlying properties.

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

On December 19, 2007, the President signed into law the Energy Independence & Security Act of 2007 (PL 110-140) (“EISA”). The EISA, among other things, prohibits market manipulation by any person in connection with the purchase or sale of crude oil, gasoline or petroleum distillates at wholesale in contravention of such rules and regulations that the Federal Trade Commission may prescribe, directs the Federal Trade Commission to enforce the regulations, and establishes penalties for violations thereunder. XTO Energy has advised the Trustee that it cannot predict the impact of future government regulation on any crude oil, condensate or natural gas liquids facilities, sales or transportation transactions.

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

There is an increased focus by local, national and international regulatory bodies on greenhouse gas (“GHG”) emissions and climate change. Several states have adopted climate change legislation and regulations, and various other regulatory bodies have announced their intent to regulate GHG emissions or adopt climate change regulations. As these regulations are under development, XTO Energy is unable to predict the total impact of the potential regulations upon the operators of the underlying properties, and it is possible that operators of the underlying properties could face increases in operating costs in order to comply with climate change or GHG emissions legislation, which costs could reduce net proceeds payable to the Trust and Trust distributions.

State Regulation

The various states regulate the production and sale of oil and natural gas, including imposing requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells and the prevention of waste of oil and gas resources. The rates of production may be regulated and the maximum daily production allowable from both oil and gas wells may be established on a market demand or conservation basis, or both.

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

Because the Trust is a grantor trust for federal tax purposes, unitholders are taxed directly on their proportionate share of income, deductions and credits of the Trust consistent with each such unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust. The income of the Trust consists primarily of a specified share of the net profits from the sale of oil and natural gas produced from the underlying properties. During 2023, the Trust incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust.

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

The net profits interests constitute “economic interests” in oil and gas properties for federal tax purposes. Each unitholder is entitled to amortize the cost of the units through cost depletion over the life of the net profits interests or, if greater, through percentage depletion equal to 15 percent of gross income from such net profits interests, limited to 100 percent of the net income from such net profits interests. Unlike cost depletion, percentage depletion is not limited to a unitholder’s depletable tax basis in the units. Rather, a unitholder is entitled to a percentage depletion deduction as long as the applicable underlying properties generate gross income. Unitholders should compute both percentage depletion and cost depletion from each property and claim the larger amount as a deduction on their income tax returns.

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

Under the TCJA, for tax years beginning after December 31, 2017, and before January 1, 2026, the highest marginal U.S. federal income tax rate applicable to ordinary income of individuals is 37 percent, and the highest marginal U.S. federal income tax rate applicable to long-term capital gains (generally, gains from the sale or exchange of certain investment assets held for more than one year) and qualified dividends of individuals is 20 percent. Under the TCJA, for such tax years, personal exemptions and miscellaneous itemized deductions are not allowed. Further, the U.S. federal income tax rate applicable to corporations is 21 percent, and such rate applies to both ordinary income and capital gains.

Individuals may also incur expenses in connection with the acquisition or maintenance of Trust units. For tax years beginning before January 1, 2018, and after December 31, 2025, these expenses, which are different from a unitholder’s share of the Trust’s administrative expenses discussed above, may be deductible as “miscellaneous itemized deductions” only to the extent that such expenses exceed 2 percent of the individual’s adjusted gross income. Under the TCJA, for tax years beginning after December 31, 2017, and before January 1, 2026, miscellaneous itemized deductions are not allowed.

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

Some Trust units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, collectively referred to herein as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Argent Trust Company, EIN: 62-1437218, 3838 Oak Lawn Ave, Suite 1720, Dallas, Texas, 75219, telephone number 1-855-588-7839, email address Trustee@crt-crosstimbers.com, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.crt-crosstimbers.com. Notwithstanding the foregoing, the middlemen holding Trust units on behalf of unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose Trust units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust units.

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

Texas imposes a franchise tax at a rate of 0.75 percent on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statutes. Entities subject to tax generally include trusts and most other types of entities that provide limited liability protection, unless otherwise exempt. Trusts that receive at least 90 percent of their federal gross income from certain passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10 percent of their income from operating an active trade or business, generally are exempt from the Texas franchise tax as “passive entities.” The Trust has been and expects to continue to be exempt from Texas franchise tax as a passive entity. Because the Trust should be exempt from Texas franchise tax at the trust level as a passive entity, each unitholder that is a taxable entity under the Texas franchise tax generally will be required to include its Texas portion of trust revenues in its own Texas franchise tax computation. This revenue is sourced to Texas under provisions of the Texas Administrative Code providing that such income is sourced according to the principal place of business of the Trust, which is Texas.

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

At March 2, 2024, there were 6,000,000 units outstanding and approximately 163 unitholders of record; 5,929,622 of these units were held by depository institutions.

The Trust has no equity compensation plans, nor has it purchased any units during the period covered by this report.

See Item 1. Business for a description of the Trustee’s obligations to make monthly distributions and how the monthly distribution amount is determined under the indenture.

ITEM 6.	[RESERVED]

ITEM 7.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Calculation of Net Profits Income

The following is a summary of the calculation of net profits income received by the Trust:

	Year Ended December 31 (a)		Three Months Ended December 31 (a)
	2023	2022	2023	2022
Sales Volumes
Oil (Bbls) (b)
Underlying properties	192,119	237,447	53,871	37,737
Average per day	526	651	586	410
Net profits interests	71,131	58,036	20,452	9,297
Gas (Mcf) (b)
Underlying properties	1,773,864	1,382,565	363,851	286,170
Average per day	4,860	3,788	3,955	3,111
Net profits interests	1,452,440	1,169,758	305,224	245,370
Average Sales Price
Oil (per Bbl)	$77.05	$77.21	$79.05	$88.30
Gas (per Mcf)	$6.00	$8.08	$4.63	$10.52
Revenues
Oil sales	$14,803,161	$18,332,657	$4,258,690	$3,332,223
Gas sales	10,636,622	11,177,646	1,682,968	3,011,123

Total Revenues	25,439,783	29,510,303	5,941,658	6,343,346

Costs
Taxes, transportation and other	3,186,994	2,909,480	659,019	651,341
Production expense (c)	7,617,528	5,821,761	2,694,001	1,628,629
Development costs	1,061,887	2,656,813	321,747	1,298,868
Excess costs (d)	(372,285)	3,896,111	(625,543)	(520,986)

Total Costs	11,494,124	15,284,165	3,049,224	3,057,852

Net Proceeds	$13,945,659	$14,226,138	$2,892,434	$3,285,494

Net Profits Income	$12,300,176	$12,493,727	$2,548,233	$2,956,945

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

Results of Operations

Years Ended December 31, 2023 and 2022

Net profits income for 2023 was $12,300,176 as compared with $12,493,727 for 2022. The 2 percent decrease in net profits income from 2022 to 2023 was primarily the result of lower gas prices ($2.6 million), decreased oil production ($2.4 million), increased production expenses ($1.4 million), and increased taxes, transportation and other costs ($0.3 million), partially offset by net excess costs activity ($3.2 million), increased gas production ($2.1 million), and decreased development costs ($1.2 million). During 2023 and 2022, 57 percent and 62 percent, respectively, of net profits income was derived from gas sales.

Trust administration expense was $816,185 in 2023 as compared to $765,955 in 2022. Cash reserve activity was $0 in 2023 and 2022. As of December 31, 2023, the reserve is funded at $1,000,000. Interest income was $63,897 in 2023 and $15,464 in 2022. Other changes in interest income are attributable to fluctuations in net profits income and interest rates.

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil production and three months after gas production. Net profits income is generally affected by three major factors:

1.	oil and gas sales volumes;
2.	oil and gas sales prices; and
3.	costs deducted in the calculation of net profits income.

Volumes

Oil. Underlying oil sales volumes decreased 19 percent from 2022 to 2023 primarily because of the absence of North Cowden Unit adjustment in first quarter 2022 and natural production decline.

Gas. Underlying gas sales volumes increased 28 percent from 2022 to 2023 primarily because of timing of cash receipts for the New Mexico royalty interest net profits interests related to March 2018 to December 2020 production, partially offset by natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6 to 8 percent a year.

Prices

Oil. The average oil price for 2023 was $77.05 per Bbl, relatively flat from the 2022 average oil price of $77.21 per Bbl. Oil prices are expected to remain volatile. The average NYMEX price for November 2023 through January 2024 was $74.50 per Bbl. At March 15, 2024, the average NYMEX oil price for the following 12 months was $77.89 per Bbl.

Gas. The 2023 average gas price was $6.00 per Mcf, down 26 percent from the 2022 average gas price of $8.08 per Mcf. Natural gas prices are affected by natural gas liquids prices, the level of North American production, weather, crude oil prices, the U.S. economy, storage levels and export levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The average NYMEX price for fourth quarter 2023 was $2.55 per MMBtu. At March 15, 2024, the average NYMEX gas price for the following 12 months was $2.70 per MMBtu.

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

Total costs deducted in the calculation of net profits income were $11.5 million in 2023 and $15.3 million in 2022. The 25 percent decrease in costs from 2022 to 2023 is attributable to net excess costs activity ($4.3 million), decreased development costs ($1.6 million), offset by increased production expenses ($1.8 million) and increased taxes, transportation and other costs ($0.3 million).

Unit operators of the properties underlying the 75% net profits interests have reported underlying budgeted development costs of approximately $0.2 million for 2024 and $0.3 million for 2025 ($0.1 million and $0.2 million, respectively, net to the Trust), as compared to underlying budgeted development costs of $1.4 million ($1.1 million net to the Trust) and actual development costs of $1.1 million ($0.8 million net to the Trust) for 2023. Actual development costs often differ from amounts budgeted because of changes in product prices and other factors that may affect the timing or selection of projects. Changes in oil or natural gas prices could impact future development plans on the underlying properties.

Fourth Quarter 2023 and 2022

During the quarter ended December 31, 2023, the Trust received net profits income totaling $2,548,233, compared with fourth quarter 2022 net profits income of $2,956,945. This 14 percent decrease in net profits income is primarily the result of lower oil and gas prices ($1.8 million) and increased production expenses ($0.8 million), partially offset by increased oil and gas production ($1.4 million), decreased development costs ($0.7 million), and net excess costs activity ($0.1 million).

Administration expense was $147,303 and Trust interest income was $15,954, resulting in fourth quarter 2023 distributable income of $2,416,884, or $0.402814 per unit. Distributable income for fourth quarter 2022 was $2,763,048, or $0.460508 per unit.

Distributions to unitholders for the quarter ended December 31, 2023, were:

Record Date	Payment Date	Per Unit
October 31, 2023	November 14, 2023	$0.109923
November 30, 2023	December 14, 2023	0.149994
December 29, 2023	January 16, 2024	0.142897

		$0.402814

Volumes

Fourth quarter 2023 underlying oil sales volumes were up 43 percent from fourth quarter 2022 primarily because of timing of cash receipts, partially offset by natural production decline. Underlying gas sales volumes for fourth quarter 2023 were up 27 percent from fourth quarter 2022 because of timing of cash receipts, partially offset by natural production decline.

Prices

The average fourth quarter 2023 oil price was $79.05 per Bbl, down 10 percent from the fourth quarter 2022 average price of $88.30 per Bbl. The average fourth quarter 2023 gas price was $4.63 per Mcf, down 56 percent from the fourth quarter 2022 average price of $10.52 per Mcf. For further information about oil and gas prices, see “Years Ended December 31, 2023 and 2022 – Prices” above.

Costs

Costs deducted in the calculation of fourth quarter 2023 net profits income decreased $8,628 from fourth quarter 2022. This decrease was primarily attributable to decreased development costs ($1.0 million) and net excess costs activity ($0.1 million), partially offset by increased production expenses ($1.1 million). For further information about development and excess costs, see “Years Ended December 31, 2023 and 2022 – Costs” above.

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

Greenhouse Gas Emissions and Climate Change Regulations

There is an increased focus by local, national and international regulatory bodies on greenhouse gas (“GHG”) emissions and climate change. A number of nations and U.S. states have adopted or are considering some form of climate change legislation and regulations, including carbon taxes, cap-and-trade policies and bans on drilling in certain areas or in certain ways. The climate accord reached at the Conference of the Parties (COP21) in Paris set many new goals, and while many related policies are still emerging, XTO Energy has informed the Trustee that it continues to anticipate that such policies will increase the cost of carbon dioxide emissions over time. As these regulations are under development, XTO Energy is unable to predict the total impact of the potential regulations upon the operators of the underlying properties, and it is possible that the operators of the underlying properties could face increases in operating costs or a ban of certain types of activities in order to comply with climate change or GHG emissions legislation, which costs could reduce or eliminate net proceeds payable to the Trust and Trust distributions.

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

Approximately 23 of the underlying royalty interests burden working interests in properties operated by XTO Energy. XTO Energy operates the Hewitt Unit which is one of the properties underlying the Oklahoma 75% net profits interests. Other than these properties, XTO Energy and ExxonMobil do not operate or control any of the underlying properties or related working interests.

In computing net proceeds for the 75% net profits interests (Note 3), XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This overhead charge at December 31, 2023, was approximately $48,224 per month, or $578,688 annually (net to the Trust of $36,168 per month, or $434,016 annually), and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of December 31, 2023, this charge was approximately $33,972 per month, or $407,664 annually (net to the Trust of $25,479 per month, or $305,748 annually), and is subject to annual adjustment based on an oil and gas industry index.

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

During 2023, including fourth quarter, no trigger event occurred that would indicate a need for an impairment assessment. Accordingly, there was no impairment of the NPI as of December 31, 2023. Any impairment recorded for book purposes will not result in a deductible loss for tax purposes for the unitholders until the loss is recognized.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $61,100,449 was XTO Energy’s historical net book value of the interests on February 12, 1991, the date of the transfer to the Trust. Amortization of the net profits interests is calculated on a unit-of-production basis using proved reserves and is charged directly to trust corpus. Accumulated amortization was $58,428,866 as of December 31, 2023, and $58,138,494 as of December 31, 2022. Amortization of the NPI does not impact unitholder distributions or the determination of proved reserves.

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

Report of Independent Registered Public Accounting Firm

To the Unitholders of Cross Timbers Royalty Trust and Argent Trust Company, as Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of Cross Timbers Royalty Trust (the “Trust”) as of December 31, 2023 and 2022, and the related statements of distributable income and changes in trust corpus for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of December 31, 2023 and 2022, and its distributable income and its changes in trust corpus for the years then ended in conformity with the modified cash basis of accounting described in Note 2.

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

April 1, 2024

We have served as the Trust’s auditor since 2011.

CROSS TIMBERS ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	December 31
	2023	2022
Assets
Cash and short-term investments	$1,852,320	$1,898,638
Interest to be received	5,062	3,372
Net profits interests in oil and gas properties - net (Notes 1 and 2)	2,671,583	2,961,955

	$4,528,965	$4,863,965

Liabilities and Trust Corpus
Distribution payable to unitholders	$857,382	$902,010
Expense reserve (a)	1,000,000	1,000,000
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	2,671,583	2,961,955

	$4,528,965	$4,863,965

(a)	Expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income. The reserve is currently funded at $1,000,000.

Statements of Distributable Income

	Year Ended December 31
	2023	2022
Net profits income	$12,300,176	$12,493,727
Interest income	63,897	15,464

Total income	12,364,073	12,509,191
Administration expense	816,185	765,955

Distributable income	$11,547,888	$11,743,236

Distributable income per unit (6,000,000 units)	$1.924648	$1.957206

Statements of Changes in Trust Corpus

	Year Ended December 31
	2023	2022
Trust corpus, beginning of year	$2,961,955	$3,266,356
Amortization of net profits interests	(290,372)	(304,401)
Distributable income	11,547,888	11,743,236
Distributions declared	(11,547,888)	(11,743,236)

Trust corpus, end of year	$2,671,583	$2,961,955

See accompanying notes to financial statements.

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

1. Trust Organization and Provisions

Cross Timbers Royalty Trust (the “Trust”) was created on February 12, 1991, by predecessors of XTO Energy Inc. (“XTO Energy”), when the following net profits interests were conveyed under five separate conveyances to the Trust effective October 1, 1990, in exchange for 6,000,000 units of beneficial interest in the Trust:

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

Effective December 30, 2022, Argent Trust Company (“Argent”) became the Trustee of the Trust. The defined term “Trustee” as used herein shall refer to Simmons Bank for periods from February 20, 2018, through December 29, 2022, and shall refer to Argent for periods on and after December 30, 2022.

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

During 2023, including fourth quarter, no trigger event occurred that would indicate a need for an impairment assessment. Accordingly, there was no impairment of the NPI as of December 31, 2023. Any impairment recorded for book purposes will not result in a deductible loss by the unitholders for tax purposes until the loss is recognized.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $61,100,449 was XTO Energy’s historical net book value of the interests on February 12, 1991, the date of the transfer to the Trust. Amortization of the net profits interests is calculated on a unit-of-production basis using proved reserves and charged directly to trust corpus. Accumulated amortization was $58,428,866 as of December 31, 2023, and $58,138,494 as of December 31, 2022. Amortization of the NPI does not impact unitholder distributions or the determination of proved reserves.

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

Texas imposes a franchise tax at a rate of 0.75 percent on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statutes. Entities subject to tax generally include trusts and most other types of entities that provide limited liability protection, unless otherwise exempt. Trusts that receive at least 90 percent of their federal gross income from certain passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10 percent of their income from operating an active trade or business, generally are exempt from the Texas franchise tax as “passive entities.” The Trust has been and expects to continue to be exempt from Texas franchise tax as a passive entity. Because the Trust should be exempt from Texas franchise tax at the trust level as a passive entity, each unitholder that is a taxable entity under the Texas franchise tax will generally be required to include its Texas portion of Trust revenues in its own Texas franchise tax computation. This revenue is sourced to Texas under provisions of the Texas Administrative Code providing that such income is sourced according to the principal place of business of the Trust, which is Texas.

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

Approximately 23 of the underlying royalty interests burden working interests in properties operated by XTO Energy. XTO Energy operates the Hewitt Unit which is one of the properties underlying the Oklahoma 75% net profits interests. Other than these properties, XTO Energy and ExxonMobil do not operate or control any of the underlying properties or related working interests.

In computing net proceeds for the 75% net profits interests (Note 3), XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This overhead charge at December 31, 2023, was approximately $48,224 per month, or $578,688 annually (net to the Trust of $36,168 per month, or $434,016 annually), and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of December 31, 2023, this charge was approximately $33,972 per month, or $407,664 annually (net to the Trust of $25,479 per month, or $305,748 annually), and is subject to annual adjustment based on an oil and gas industry index.

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

The Trustee has objected to similar claims relating to the Chieftain settlement with respect to another trust for which it serves as trustee (the Hugoton Royalty Trust) in an arbitration styled Simmons Bank (successor to Southwest Bank and Bank of America, N.A.) vs. XTO Energy Inc. through the American Arbitration Association. In that arbitration, the Trustee requested a declaratory judgment that the Chieftain settlement is not a production cost and that XTO Energy is prohibited from charging the settlement as a production cost under the conveyance or otherwise reducing the Hugoton Royalty Trust’s payments now or in the future as a result of the Chieftain litigation. Similar issues have arisen as between XTO

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Energy and the Trust, but it was agreed those issues would be considered once the Panel issued its decisions with respect to the Hugoton Royalty Trust. On January 20, 2021, the Panel issued its Corrected Interim Final Award (i) “reject[ing] the Trust’s contention that XTO has no right under the Conveyance to charge the [Hugoton Royalty] Trust with amounts XTO paid under section 1.18(a)(i) as royalty obligations to settle the Chieftain litigation” and (ii) stating “[t]he next phase will determine how much of the Chieftain settlement can be so charged, if any of it can be, in the exercise of the right found by the Panel.” Following briefing by both parties, on May 18, 2021, the Panel issued its second interim final award over the amount of XTO Energy’s settlement in the Chieftain class action lawsuit that can be charged to the [Hugoton Royalty] Trust as a production cost. The allocation of a portion of the Chieftain settlement to the Trust will be considered once all issues in the arbitration have been fully resolved. Although the arbitration is not terminated, the final hearing, previously scheduled on November 8, 2023, was cancelled.

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

The following summarizes excess costs activity, cumulative excess costs balances and accrued interest to be recovered by conveyance as calculated by XTO Energy:

	Underlying
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/22	$1,130,627	$741,687	$1,872,314
Net excess costs (recovery) for the quarter ended 3/31/23	39,834	(151,450)	(111,616)
Net excess costs (recovery) for the quarter ended 6/30/23	343,437	(515,164)	(171,727)
Net excess costs (recovery) for the quarter ended 9/30/23	136,628	(75,073)	61,555
Net excess costs (recovery) for the quarter ended 12/31/23	625,543	—	625,543

Cumulative excess costs remaining at 12/31/23	2,276,069	—	2,276,069
Accrued interest at 12/31/23	814,892	—	814,892

Total remaining to be recovered at 12/31/23	$3,090,961	$—	$3,090,961

	NPI
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/22	$847,970	$556,265	$1,404,235
Net excess costs (recovery) for the quarter ended 3/31/23	29,876	(113,587)	(83,711)
Net excess costs (recovery) for the quarter ended 6/30/23	257,577	(386,373)	(128,796)
Net excess costs (recovery) for the quarter ended 9/30/23	102,472	(56,305)	46,167
Net excess costs (recovery) for the quarter ended 12/31/23	469,158	—	469,158

Cumulative excess costs remaining at 12/31/23	1,707,053	—	1,707,053
Accrued interest at 12/31/23	611,169	—	611,169

Total remaining to be recovered at 12/31/23	$2,318,222	$—	$2,318,222

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2023, excess costs on properties underlying the Texas working interest conveyance increased by $1,145,442 ($859,083 net to the Trust). This includes net excess costs of $625,543 ($469,158 net to the Trust) for the quarter ended December 31, 2023.

For the year ended December 31, 2023, net recoveries of excess costs were $741,687 ($556,265 net to the Trust) and recoveries of accrued interest were $31,470 ($23,603 net to the Trust) on properties underlying the Oklahoma working interest conveyance.

Underlying cumulative excess costs for the Texas working interest conveyance remaining as of December 31, 2023, totaled $3.1 million ($2.3 million net to the Trust), including accrued interest of $0.8 million ($0.6 million net to the Trust).

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

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Because overhead costs charged by XTO Energy are deducted in the calculation of net proceeds, the standardized measure for the underlying properties and net profits interests have been reduced by these estimated overhead costs. See Note 5 to Financial Statements under Item 8. Financial Statements and Supplementary Data for more information on overhead costs charged by XTO Energy.

Oil prices used to determine the standardized measure were based on average realized oil prices of $74.88 per Bbl in 2023, and $93.06 per Bbl in 2022. The weighted average realized gas prices used to determine the standardized measure were $4.40 per Mcf in 2023, and $8.60 per Mcf in 2022.

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

Proved Reserves

	Net Profits Interests						Underlying Properties
	90% Net Profits Interests		75% Net Profits Interests		Total
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Balance, December 31, 2021	1,035	12,550	243	71	1,278	12,621	2,500	14,308

Extensions, additions and discoveries	14	149	—	—	14	149	15	166
Revisions of prior estimates	(658)	3,278	162	59	(496)	3,337	(465)	3,810
Production	(42)	(1,169)	(16)	—	(58)	(1,169)	(237)	(1,383)

Balance, December 31, 2022	349	14,808	389	130	738	14,938	1,813	16,901

Extensions, additions and discoveries	5	13	—	—	5	13	6	14
Revisions of prior estimates	(30)	(2,452)	(93)	3	(123)	(2,449)	(240)	(2,448)
Production	(54)	(1,452)	(18)	(1)	(72)	(1,453)	(192)	(1,774)

Balance, December 31, 2023	270	10,917	278	132	548	11,049	1,387	12,693

Extensions, additions and discoveries of proved gas reserves are primarily because of development in the Mid-Continent area. Revisions of prior estimates are primarily related to changes in prices and costs.

Proved Developed Reserves

	Net Profits Interests						Underlying Properties
	90% Net Profits Interests		75% Net Profits Interests		Total
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
December 31, 2022	349	14,808	389	130	738	14,938	1,813	16,901

December 31, 2023	270	10,917	278	132	548	11,049	1,387	12,693

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	90% Net Profits Interests		75% Net Profits Interests		Total
	December 31		December 31		December 31
(in thousands)	2023	2022	2023	2022	2023	2022
Net Profits Interests
Future cash inflows	$66,492	$159,414	$21,966	$37,305	$88,458	$196,719
Future production taxes	(5,977)	(14,577)	(1,581)	(2,623)	(7,558)	(17,200)

Future net cash flows	60,515	144,837	20,385	34,682	80,900	179,519
10% discount factor	(27,429)	(71,344)	(8,768)	(15,276)	(36,197)	(86,620)

Standardized measure	$33,086	$73,493	$11,617	$19,406	$44,703	$92,899

Underlying Properties
Future cash inflows					$159,668	$313,988
Future costs					(65,250)	(106,817)

Future net cash flows					94,418	207,171
10% discount factor					(42,157)	(99,673)

Standardized measure					$52,261	$107,498

Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	90% Net Profits Interests		75% Net Profits Interests		Total
(in thousands)	2023	2022	2023	2022	2023	2022
Net Profits Interests
Standardized measure, January 1	$73,493	$62,226	$19,406	$8,822	$92,899	$71,048
Extensions, additions and discoveries	273	1,359	—	—	273	1,359
Accretion of discount	6,262	5,278	1,799	801	8,061	6,079
Revisions of prior estimates, changes in price and other	(35,897)	15,575	(8,334)	11,332	(44,231)	26,907
Net profits income	(11,045)	(10,945)	(1,254)	(1,549)	(12,299)	(12,494)

Standardized measure, December 31	$33,086	$73,493	$11,617	$19,406	$44,703	$92,899

Underlying Properties
Standardized measure, January 1					$107,498	$81,003

Revisions:
Prices and costs					(44,236)	41,556
Quantity estimates					(5,510)	(6,503)
Accretion of discount					9,264	6,903
Future development costs					(1,062)	(2,657)
Other					(50)	(88)

Net revisions					(41,594)	39,211
Extensions, additions and discoveries					303	1,510
Production					(15,008)	(16,883)
Development costs					1,062	2,657

Net change					(55,237)	26,495

Standardized measure, December 31					$52,261	$107,498

CROSS TIMBERS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

9. Quarterly Financial Data (Unaudited)

The following is a summary of net profits income, distributable income and distributable income per unit by quarter for 2023 and 2022:

	Net Profits Income	Distributable Income	Distributable Income per Unit
2023

First Quarter	$3,912,704	$3,639,198	$0.606533
Second Quarter	3,163,059	3,040,614	0.506769
Third Quarter	2,676,180	2,451,192	0.408532
Fourth Quarter	2,548,233	2,416,884	0.402814

	$12,300,176	$11,547,888	$1.924648

2022

First Quarter	$1,951,672	$1,684,932	$0.280822
Second Quarter	3,767,617	3,558,996	0.593166
Third Quarter	3,817,493	3,736,260	0.622710
Fourth Quarter	2,956,945	2,763,048	0.460508

	$12,493,727	$11,743,236	$1.957206

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

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control – Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

The Trust has no directors or officers, and as a result, no such persons adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

(b)

Section 16 (a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires that directors, officers, and beneficial owners of more than 10 percent of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. To the Trustee’s knowledge, based solely on the information furnished to the Trustee, the Trustee is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the Trust units of beneficial interest during and for the year ended December 31, 2023.

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

(b)	Compensation of the Trustee. The Trustee received the following annual compensation for the fiscal years ended December 31, 2022, through December 31, 2023, as specified in the Trust indenture:

	2023	2022
Argent Trust Company, Trustee (1)	$98,795	—
Simmons Bank, Trustee (1)	—	$91,079

(1)

Under the Trust indenture, the trustee is entitled to an administrative fee of: (i) 1/20 of 1 percent of the first $100 million of the annual gross revenue of the Trust, and 1/30 of 1 percent of the annual gross revenue of the Trust in excess of $100 million, and (ii) trustee’s standard hourly rates for time in excess of 300 hours annually.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

(a)	Equity Compensation Plans and Trust Repurchases. The Trust has no equity compensation plans. The Trust has not repurchased any units during the fourth quarter of fiscal 2023.

(b)	Security Ownership of Certain Beneficial Owners. The Trustee is not aware of any person who beneficially owns more than 5 percent of the outstanding units.

(c)

Security Ownership of Management. The Trust has no directors or executive officers. Argent Trust Company, the Trustee, held as of February 26, 2024, an aggregate of 3,720 units in various fiduciary capacities, and it had sole voting and investment power with respect to all such units.

(d)	Changes in Control. The Trustee knows of no arrangements which may subsequently result in a change in control of the Trust.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The underlying properties from which the net profits interests were carved are currently owned by XTO Energy or other affiliated companies of ExxonMobil.

Approximately 23 of the underlying royalty interests burden working interests in properties operated by XTO Energy. XTO Energy operates the Hewitt Unit which is one of the properties underlying the Oklahoma 75% net profits interests. Other than these properties, XTO Energy and ExxonMobil do not operate or control any of the underlying properties or related working interests.

In computing net proceeds for the 75% net profits interests (Note 3), XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This overhead charge at December 31, 2023, was approximately $48,224 per month, or $578,688 annually (net to the Trust of $36,168 per month, or $434,016 annually), and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of December 31, 2023, this charge was approximately $33,972 per month, or $407,664 annually (net to the Trust of $25,479 per month, or $305,748 annually), and is subject to annual adjustment based on an oil and gas industry index.

On June 25, 2010, XTO Energy became a wholly owned subsidiary of Exxon Mobil Corporation.

As of March 11, 2024, XTO Energy did not own any units.

See Item 11. Executive Compensation, for the remuneration received by the Trustee for the fiscal years ended December 31, 2022, through December 31, 2023.

As noted in Item 10. Directors, Executive Officers and Corporate Governance, the Trust has no directors, executive officers, audit committee, audit committee financial expert, compensation committee or nominating committee. The Trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2023 and 2022 are:

	2023	2022
Audit fees-PwC	$223,000	$210,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$223,000	$210,000

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

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2023 and 2022

Statements of Distributable Income for the years ended December 31, 2023 and 2022

Statements of Changes in Trust Corpus for the years ended December 31, 2023 and 2022

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

(97)	Cross Timbers Royalty Trust Executive Officer Compensation Recovery Policy

(99.1)	Miller and Lents, Ltd. Report

Copies of the above Exhibits are available to any unitholder, at the actual cost of reproduction, upon written request to the Trustee, Argent Trust Company, 3838 Oak Lawn Ave, Suite 1720, Dallas, Texas 75219.

(P)	Paper exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSS TIMBERS ROYALTY TRUST
By ARGENT TRUST COMPANY, TRUSTEE

	By	/s/ NANCY WILLIS
Nancy Willis
Director of Royalty Trust Services

EXXON MOBIL CORPORATION

Date: April 1, 2024	By	/s/ WENDI POWELL
Wendi Powell
Upstream Controller

(The Trust has no directors or executive officers.)