Form 10-Q
period 2024-03-31
CROSS TIMBERS ROYALTY TRUST
filed 2024-05-14
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _ .

CROSS TIMBERS ROYALTY TRUST

(Exact name of registrant as specified in its charter)

Texas	1-10982	75-6415930
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

c/o The Corporate Trustee:
Argent Trust Company
3838 Oak Lawn Ave, Suite 1720
Dallas, Texas 75219-4518
(Address of principal executive offices) (Zip Code)
(Registrant’s telephone number, including area code) (855) 588-7839
(Former name, former address and former fiscal year, if change since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units of Beneficial Interest	CRT	New York Stock Exchange

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of May 2, 2024

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

90% net profits interests- interests that entitle the Trust to receive 90% of the net proceeds from the underlying properties that are substantially all royalty or overriding royalty interests in Texas, Oklahoma and New Mexico.

75% net profits interests- interests that entitle the Trust to receive 75% of the net proceeds from the underlying properties that are working interests in Texas and Oklahoma.

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

CROSS TIMBERS ROYALTY TRUST

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Unless specified otherwise, all amounts included herein are presented in U.S. dollars. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10‑K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at March 31, 2024, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2024 and 2023, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	March 31, 2024	December 31, 2023
ASSETS

Cash and short-term investments	$1,111,159	$1,852,320

Interest to be received	5,181	5,062

Net profits interests in oil and gas properties - net (Note 1)	2,620,517	2,671,583

	$3,736,857	$4,528,965

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$116,340	$857,382

Expense reserve (a)	1,000,000	1,000,000

Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	2,620,517	2,671,583

	$3,736,857	$4,528,965

(a)
Expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income. The reserve is currently funded at $1,000,000.

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended March 31
	2024	2023
Net profits income	$1,837,741	$3,912,704

Interest income	16,973	14,338

Total income	1,854,714	3,927,042

Administration expense	361,500	287,844

Distributable income	$1,493,214	$3,639,198

Distributable income per unit (6,000,000 units)	$0.248869	$0.606533

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended March 31
	2024	2023
Trust corpus, beginning of period	$2,671,583	$2,961,955

Amortization of net profits interests	(51,066)	(129,025)

Distributable income	1,493,214	3,639,198

Distributions declared	(1,493,214)	(3,639,198)

Trust corpus, end of period	$2,620,517	$2,832,930

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

Notes to Condensed Financial Statements (Unaudited)

1.
Basis of Accounting

The financial statements of Cross Timbers Royalty Trust (the “Trust”) are prepared on the following basis and are not intended to present financial position and results of operations in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”):

-

Net profits income recorded for a month is the amount computed and paid by XTO Energy Inc. (“XTO Energy”), the owner of the underlying properties, to Argent Trust Company, as trustee (the “Trustee”) for the Trust. XTO Energy is a wholly owned subsidiary of Exxon Mobil Corporation. Net profits income consists of net proceeds received by XTO Energy from the underlying properties in the prior month, multiplied by a net profits percentage of 90% for the 90% net profits interests, and 75% for the 75% net profits interests.

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

During the first quarter of 2024, no trigger event occurred that would indicate a need for an impairment assessment. Accordingly, there was no impairment of the NPI as of March 31, 2024. Any impairment recorded for book purposes would not result in a loss for tax purposes for the unitholders until the loss is recognized.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the Trust. Amortization of the net profits interests is calculated on a unit‑of-production basis using proved reserves and is charged directly to trust corpus. Accumulated amortization was $58,479,932 as of March 31, 2024, and $58,428,866 as of December 31, 2023. Amortization of the NPI does not impact unitholder distributions.

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

The following summarizes excess costs activity, cumulative excess costs balances and accrued interest to be recovered by conveyance as calculated by XTO Energy:

	Underlying
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/23	$2,276,069	$-	$2,276,069
Net excess costs (recovery) for the quarter ended 3/31/24	216,456	724,327	940,783
Cumulative excess costs remaining at 3/31/24	2,492,525	724,327	3,216,852
Accrued interest at 3/31/24	882,623	113	882,736
Total remaining to be recovered at 3/31/24	$3,375,148	$724,440	$4,099,588

	NPI
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/23	$1,707,053	$-	$1,707,053
Net excess costs (recovery) for the quarter ended 3/31/24	162,341	543,245	705,586
Cumulative excess costs remaining at 3/31/24	1,869,394	543,245	2,412,639
Accrued interest at 3/31/24	661,967	85	662,052
Total remaining to be recovered at 3/31/24	$2,531,361	$543,330	$3,074,691

For the quarter ended March 31, 2024, excess costs were $216,456 ($162,341 net to the Trust) on properties underlying the Texas working interest net profits interests.

For the quarter ended March 31, 2024, excess costs were $724,327 ($543,245 net to the Trust) on properties underlying the Oklahoma working interest net profits interests.

Underlying cumulative excess costs for the Texas and Oklahoma working interest conveyances remaining as of March 31, 2024, totaled $4.1 million ($3.1 million net to the Trust), including accrued interest of $0.9 million ($0.7 million net to the Trust).

5.
Related Party Transactions

In computing net proceeds for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This monthly overhead charge as of March 31, 2024, was $48,224 ($36,168 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of March 31, 2024, this monthly charge was approximately $33,820 ($25,365 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index. Other than this property, XTO Energy and ExxonMobil do not operate or control any of the properties underlying the 75% net profits interests.

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

Item 2. Trustee’s Discussion and Analysis

The following discussion should be read in conjunction with the Trustee’s discussion and analysis contained in the Trust’s 2023 Annual Report on Form 10-K, as well as the condensed financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The Trust’s Annual Report on Form 10-K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8-K and all amendments to those reports are available on the Trust’s website at www.crt-crosstimbers.com.

Distributable Income

For the quarter ended March 31, 2024, net profits income was $1,837,741 compared to $3,912,704 for first quarter 2023. This 53 percent decrease in net profits income is primarily the result of decreased gas production ($2.3 million), lower gas prices ($0.6 million), increased development costs ($0.4 million), lower oil prices ($0.2 million), and decreased oil production ($0.1 million), partially offset by net excess costs activity ($0.8 million), decreased taxes, transportation and other costs ($0.6 million), and decreased production expenses ($0.1 million). See “Net Profits Income” below.

After considering interest income of $16,973 and administration expense of $361,500, distributable income for the quarter ended March 31, 2024,was $1,493,214, or $0.248869 per unit of beneficial interest. Administration expense for the quarter increased $73,656 from the prior year quarter, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, expense reserve, and interest rates. For first quarter 2023, distributable income was $3,639,198, or $0.606533 per unit.

Distributions to unitholders for the quarter ended March 31, 2024, were:

Record Date	Payment Date	Distribution per Unit
January 31, 2024	February 14, 2024	$0.115323
February 29, 2024	March 14, 2024	0.114156
March 28, 2024	April 12, 2024	0.019390
		$0.248869

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

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months Ended
	March 31 (a)		Increase
	2024	2023	(Decrease)
Sales Volumes
Oil (Bbls) (b)
Underlying properties	42,662	43,158	(1%)
Average per day	464	469	(1%)
Net profits interests	14,825	13,851	7%

Gas (Mcf) (b)
Underlying properties	253,799	811,264	(69%)
Average per day	2,759	8,818	(69%)
Net profits interests	208,708	645,042	(68%)

Average Sales Prices
Oil (per Bbl)	$75.30	$80.49	(6%)
Gas (per Mcf)	$4.57	$5.43	(16%)

Revenues
Oil sales	$3,212,363	$3,474,032	(8%)
Gas sales	1,159,078	4,403,962	(74%)
Total Revenues	4,371,441	7,877,994	(45%)

Costs
Taxes, transportation and other	537,506	1,232,816	(56%)
Production expense (c)	1,565,161	1,592,149	(2%)
Development costs	1,113,069	593,964	87%
Excess costs (d)	(940,783)	111,616	(943%)
Total Costs	2,274,953	3,530,545	(36%)

Net Proceeds	$2,096,488	$4,347,449	(52%)

Net Profits Income	$1,837,741	$3,912,704	(53%)

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
(d)
See Note 4 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from first quarter 2023 to first quarter 2024:

Sales Volumes

Oil

Oil sales volumes decreased 1 percent from first quarter 2023 to first quarter 2024 primarily due to natural production decline.

Gas

Gas sales volumes decreased 69 percent from first quarter 2023 to first quarter 2024 primarily due to the absence of receipts for the New Mexico royalty interest net profits interests related to March 2018 to December 2020 production and natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately six to eight percent a year.

Sales Prices

Oil

The average oil price decreased 6 percent to $75.30 per Bbl for first quarter 2024.

Gas

The average gas price decreased 16 percent to $4.57 per Mcf for first quarter 2024.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs decreased 56 percent for first quarter 2024 primarily because of decreased gas deductions and gas severance taxes on lower revenues.

Production Expense

Production expense decreased 2 percent for first quarter 2024 primarily because of of lower processing costs driven by timing of receipts, partially offset by increased repairs and maintenance costs and labor costs.

Development Costs

Development costs related to properties underlying the 75% net profits interests increased 87 percent for first quarter 2024 primarily because of the timing of the receipt of costs for drilling activity that occurred in the second half of 2023 for the Hewitt Unit.

Excess Costs

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from any other conveyance. Underlying cumulative excess costs for the Texas and Oklahoma working interest conveyances remaining as of March 31, 2024, totaled $4.1 million ($3.1 million net to the Trust), including accrued interest of $0.9 million ($0.7 million net to the Trust). For further information on excess costs, see Note 4 to Condensed Financial Statements.

Contingencies

For information on contingencies, see Note 3 to Condensed Financial Statements.

Forward-Looking Statements

Certain information included in this Quarterly Report and other materials filed, or to be filed, by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the Trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements are based on XTO Energy’s and the Trustee’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “may,” “expects,” “intends,” “plans,” “believes,” “estimates,” “should,” “could,” “would,” and similar words that convey the uncertainty of future events. Such forward-looking statements may concern, among other things, development activities, future development plans by area, increased density drilling, reserve-to-production ratios, future production, future net cash flows, maintenance projects, development, production, regulatory and other costs, oil and gas prices and expectations for future demand, the impact of inflation and economic downturns on economic activity, government policy and its impact on oil and gas prices and future demand, the development and competitiveness of alternative energy sources, pricing differentials, proved reserves, production levels, expense reserve budgets, availability of financing, arbitration, litigation, liquidity, financing, political and regulatory matters, such as tax and environmental policy, climate policy, trade barriers, sanctions, competition, war and other political or security disturbances. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict, including those detailed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023, which is incorporated by this reference as though fully set forth herein. Therefore, actual financial and operational results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. XTO Energy and the Trustee assume no duty to update these statements as of any future date.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 5. Other Information

The Trust does not have any directors or officers, and as a result, no such persons adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S‑K.

Item 6. Exhibits

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 1A, 7 and 7A to the Annual Report on Form 10-K for Cross Timbers Royalty Trust filed with the Securities and Exchange Commission on April 1, 2024 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSS TIMBERS ROYALTY TRUST
By ARGENT TRUST COMPANY, TRUSTEE

By	/s/ NANCY WILLIS
Nancy Willis
Director of Royalty Trust Services

EXXON MOBIL CORPORATION

Date: May 14, 2024	By	/s/ WENDI POWELL
Wendi Powell
Upstream Controller

(The Trust has no directors or executive officers.)