Form 10-Q
period 2024-06-30
CROSS TIMBERS ROYALTY TRUST
filed 2024-08-13
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of August 2, 2024

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

CROSS TIMBERS ROYALTY TRUST

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Unless specified otherwise, all amounts included herein are presented in U.S. dollars. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10‑K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at June 30, 2024, and the distributable income and changes in trust corpus for the three-month periods ended June 30, 2024 and 2023, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	June 30, 2024	December 31, 2023
ASSETS

Cash and short-term investments	$1,175,691	$1,852,320

Interest to be received	5,353	5,062

Net profits interests in oil and gas properties - net (Note 1)	2,550,725	2,671,583

	$3,731,769	$4,528,965

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$181,044	$857,382

Expense reserve (a)	1,000,000	1,000,000

Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	2,550,725	2,671,583

	$3,731,769	$4,528,965

(a)
Expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income. The reserve is currently funded at $1,000,000.

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Net profits income	$1,564,871	$3,163,059	$3,402,612	$7,075,763

Interest income	15,173	17,009	32,146	31,347

Total income	1,580,044	3,180,068	3,434,758	7,107,110

Administration expense	234,286	139,454	595,786	427,298

Distributable income	$1,345,758	$3,040,614	$2,838,972	$6,679,812

Distributable income per unit (6,000,000 units)	$0.224293	$0.506769	$0.473162	$1.113302

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Trust corpus, beginning of period	$2,620,517	$2,832,930	$2,671,583	$2,961,955

Amortization of net profits interests	(69,792)	(45,292)	(120,858)	(174,317)

Distributable income	1,345,758	3,040,614	2,838,972	6,679,812

Distributions declared	(1,345,758)	(3,040,614)	(2,838,972)	(6,679,812)

Trust corpus, end of period	$2,550,725	$2,787,638	$2,550,725	$2,787,638

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

During the second quarter of 2024, no trigger event occurred that would indicate a need for an impairment assessment. Accordingly, there was no impairment of the NPI as of June 30, 2024. Any impairment recorded for book purposes would not result in a loss for tax purposes for the unitholders until the loss is recognized.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the Trust. Amortization of the net profits interests is calculated on a unit‑of-production basis using proved reserves and is charged directly to trust corpus. Accumulated amortization was $58,549,724 as of June 30, 2024, and $58,428,866 as of December 31, 2023. Amortization of the NPI does not impact unitholder distributions.

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

The Trustee objected to similar claims relating to the Chieftain settlement with respect to another trust for which it serves as trustee (the Hugoton Royalty Trust) in an arbitration styled Simmons Bank (successor to Southwest Bank and Bank of America, N.A.) vs. XTO Energy Inc. through the American Arbitration Association. In that arbitration, the Trustee requested a declaratory judgment that the Chieftain settlement is not a production cost and that XTO Energy is prohibited from charging the settlement as a production cost under the conveyance or otherwise reducing the Hugoton Royalty Trust’s payments now or in the future as a result of the Chieftain litigation. Similar issues have arisen as between XTO Energy and the Trust, but it was agreed those issues would be considered once the Panel issued its decisions with respect to the Hugoton Royalty Trust. On January 20, 2021, the Panel issued its Corrected Interim Final Award (i) “reject[ing] the Trust’s contention that XTO has no right under the Conveyance to charge the [Hugoton Royalty] Trust with amounts XTO paid under section 1.18(a)(i) as royalty obligations to settle the Chieftain litigation” and (ii) stating “[t]he next phase will determine how much of the Chieftain settlement can be so charged, if any of it can be, in the exercise of the right found by the Panel.” Following briefing by both parties, on May 18, 2021, the Panel issued its second interim final award over the amount of XTO Energy’s settlement in the Chieftain class action lawsuit that can be charged to the Hugoton Royalty Trust as a production cost. The Trustee and XTO Energy entered into a settlement agreement on June 18, 2024, which resolved the issues subject to the arbitration. The allocation of a portion of the Chieftain settlement to the Trust will be resolved in third quarter 2024.

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

The following summarizes excess costs activity, cumulative excess costs balances and accrued interest to be recovered by conveyance as calculated by XTO Energy:

	Underlying
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/23	$2,276,069	$-	$2,276,069
Net excess costs (recovery) for the quarter ended 3/31/24	216,456	724,327	940,783
Net excess costs (recovery) for the quarter ended 6/30/24	80,661	(532,024)	(451,363)
Cumulative excess costs remaining at 6/30/24	2,573,186	192,303	2,765,489
Accrued interest at 6/30/24	956,425	10,018	966,443
Total remaining to be recovered at 6/30/24	$3,529,611	$202,321	$3,731,932

	NPI
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/23	$1,707,053	$-	$1,707,053
Net excess costs (recovery) for the quarter ended 3/31/24	162,341	543,245	705,586
Net excess costs (recovery) for the quarter ended 6/30/24	60,496	(399,018)	(338,522)
Cumulative excess costs remaining at 6/30/24	1,929,890	144,227	2,074,117
Accrued interest at 6/30/24	717,319	7,513	724,832
Total remaining to be recovered at 6/30/24	$2,647,209	$151,740	$2,798,949

For the quarter ended June 30, 2024, excess costs were $80,661 ($60,496 net to the Trust) on properties underlying the Texas working interest net profits interests.

For the quarter ended June 30, 2024, excess costs of $532,024 ($399,018 net to the Trust) were recovered on properties underlying the Oklahoma working interest net profits interests.

Underlying cumulative excess costs for the Texas and Oklahoma working interest conveyances remaining as of June 30, 2024, totaled $3.7 million ($2.8 million net to the Trust), including accrued interest of $1.0 million ($0.7 million net to the Trust).

5.
Related Party Transactions

In computing net proceeds for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This monthly overhead charge as of June 30, 2024, was $50,442 ($37,832 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of June 30, 2024, this monthly charge was approximately $36,090 ($27,067 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index. Other than this property, XTO Energy and ExxonMobil do not operate or control any of the properties underlying the 75% net profits interests.

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

Distributable Income

Quarter

For the quarter ended June 30, 2024, net profits income was $1,564,871 compared to $3,163,059 for second quarter 2023. This 51 percent decrease in net profits income is primarily the result of lower gas prices ($1.9 million), net excess costs activity ($0.2 million), increased development costs ($0.2 million), partially offset by increased gas and oil production ($0.3 million), decreased taxes, transportation and other costs ($0.2 million), higher oil prices ($0.1 million), and decreased production expenses ($0.1 million). See “Net Profits Income” below.

After considering interest income of $15,173 and administration expense of $234,286, distributable income for the quarter ended June 30, 2024,was $1,345,758, or $0.224293 per unit of beneficial interest. Administration expense for the quarter increased $94,832 from the prior year quarter, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, expense reserve, and interest rates. For second quarter 2023, distributable income was $3,040,614, or $0.506769 per unit.

Distributions to unitholders for the quarter ended June 30, 2024, were:

Record Date	Payment Date	Distribution per Unit
April 30, 2024	May 14, 2024	$0.135867
May 31, 2024	June 14, 2024	0.058252
June 28, 2024	July 15, 2024	0.030174
		$0.224293

Six Months

For the six months ended June 30, 2024, net profits income was $3,402,612 compared to $7,075,763 for the same 2023 period. This 52 percent decrease in net profits income is primarily the result of lower gas prices ($2.7 million), decreased gas production ($1.8 million), increased development costs ($0.6 million), and decreased oil production ($0.1 million), partially offset by decreased taxes, transportation and other costs ($0.8 million), net excess costs activity ($0.6 million), and decreased production expenses ($0.1 million). See “Net Profits Income” below.

After considering interest income of $32,146 and administration expense of $595,786, distributable income for the six months ended June 30, 2024, was $2,838,972, or $0.473162 per unit of beneficial interest. Administration expense for the six months ended June 30, 2024, increased $168,488 from the prior year six-month period, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, expense reserve, and interest rates. For the six months ended June 30, 2023, distributable income was $6,679,812, or $1.113302 per unit.

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

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months Ended			Six Months Ended
	June 30 (a)		Increase	June 30 (a)		Increase
	2024	2023	(Decrease)	2024	2023	(Decrease)
Sales Volumes
Oil (Bbls) (b)
Underlying properties	43,522	42,068	3%	86,184	85,226	1%
Average per day	484	473	2%	474	471	1%
Net profits interests	8,304	11,901	(30%)	23,129	25,752	(10%)

Gas (Mcf) (b)
Underlying properties	335,263	264,074	27%	589,062	1,075,338	(45%)
Average per day	3,684	2,934	26%	3,219	5,908	(46%)
Net profits interests	285,184	226,421	26%	493,892	871,463	(43%)

Average Sales Prices
Oil (per Bbl)	$77.24	$74.03	4%	$76.28	$77.30	(1%)
Gas (per Mcf)	$4.04	$11.87	(66%)	$4.26	$7.01	(39%)

Revenues
Oil sales	$3,361,489	$3,114,069	8%	$6,573,852	$6,588,101	-
Gas sales	1,353,167	3,133,746	(57%)	2,512,245	7,537,708	(67%)
Total Revenues	4,714,656	6,247,815	(25%)	9,086,097	14,125,809	(36%)

Costs
Taxes, transportation and other	471,097	702,347	(33%)	1,008,603	1,935,163	(48%)
Production expense (c)	1,689,436	1,766,005	(4%)	3,254,597	3,358,154	(3%)
Development costs	364,014	93,226	290%	1,477,083	687,190	115%
Excess costs (d)	451,363	171,727	163%	(489,420)	283,343	(273%)
Total Costs	2,975,910	2,733,305	9%	5,250,863	6,263,850	(16%)

Net Proceeds	$1,738,746	$3,514,510	(51%)	$3,835,234	$7,861,959	(51%)

Net Profits Income	$1,564,871	$3,163,059	(51%)	$3,402,612	$7,075,763	(52%)

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
(d)
See Note 4 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from second quarter 2023 to second quarter 2024 and from the first six months of 2023 to the comparable period in 2024:

Sales Volumes

Oil

Oil sales volumes increased three percent for the second quarter and increased one percent for the six-month period primarily due to the timing of cash receipts, partially offset by natural production decline.

Gas

Gas sales volumes increased 27 percent for the second quarter primarily because of out of period revenues related to non-operated properties in the Oklahoma royalty interest net profits interests, partially offset by timing of receipts and natural production decline. Gas sales volumes decreased 45 percent for the six-month period primarily due to absence of receipts for the New Mexico royalty interest net profits interests related to March 2018 to December 2020 production and natural production decline, partially offset by out of period revenues attributable to non-operated properties in the Oklahoma royalty interest net profits interests.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately six to eight percent a year.

Sales Prices

Oil

The average oil price for the second quarter increased four percent to $77.24 per Bbl and for the six-month period decreased one percent to $76.28 per Bbl.

Gas

Gas prices for the second quarter decreased 66 percent to $4.04 per Mcf and for the six-month period decreased 39 percent to $4.26 per Mcf.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs decreased 33 percent for the second quarter and 48 percent for the six-month period primarily because of decreased gas deductions and gas production taxes on lower revenues driven by timing of receipts.

Production Expense

Production expense decreased four percent for the second quarter primarily because of decreased power and fuel costs and miscellaneous non-operated costs, partially offset by increased repairs and maintenance and labor costs. Production expense decreased three percent for the six-month period primarily because of the absence of higher processing costs driven by timing of receipts, decreased power and fuel costs and miscellaneous non-operated costs, partially offset by increased repairs and maintenance and labor costs.

Development Costs

Development costs related to properties underlying the 75% net profits interests increased 290 percent for the second quarter and 115 percent for the six-month period primarily because of the timing of the receipt of costs for drilling activity that occurred in the second half of 2023 for the Hewitt Unit.

Excess Costs

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from any other conveyance. Underlying cumulative excess costs for the Texas and Oklahoma working interest conveyances remaining as of June 30, 2024, totaled $3.7 million ($2.8 million net to the Trust), including accrued interest of $1.0 million ($0.7 million net to the Trust). For further information on excess costs, see Note 4 to Condensed Financial Statements.

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

CROSS TIMBERS ROYALTY TRUST
By ARGENT TRUST COMPANY, TRUSTEE

By	/s/ NANCY WILLIS
Nancy Willis
Director of Royalty Trust Services

EXXON MOBIL CORPORATION

Date: August 13, 2024	By	/s/ WENDI POWELL
Wendi Powell
Upstream Controller

(The Trust has no directors or executive officers.)