Form 10-Q
period 2024-09-30
CROSS TIMBERS ROYALTY TRUST
filed 2024-11-13
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of November 1, 2024

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

CROSS TIMBERS ROYALTY TRUST

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Unless specified otherwise, all amounts included herein are presented in U.S. dollars. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10‑K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at September 30, 2024, and the distributable income and changes in trust corpus for the three-month periods ended September 30, 2024 and 2023, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	September 30, 2024	December 31, 2023
ASSETS

Cash and short-term investments	$1,608,226	$1,852,320

Interest to be received	5,154	5,062

Net profits interests in oil and gas properties - net (Note 1)	2,477,975	2,671,583

	$4,091,355	$4,528,965

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$613,380	$857,382

Expense reserve (a)	1,000,000	1,000,000

Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	2,477,975	2,671,583

	$4,091,355	$4,528,965

(a)
Expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income. The reserve is currently funded at $1,000,000.

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Net profits income	$1,697,724	$2,676,180	$5,100,336	$9,751,943

Interest income	14,464	16,596	46,610	47,943

Total income	1,712,188	2,692,776	5,146,946	9,799,886

Administration expense	190,936	241,584	786,722	668,882

Distributable income	$1,521,252	$2,451,192	$4,360,224	$9,131,004

Distributable income per unit (6,000,000 units)	$0.253542	$0.408532	$0.726704	$1.521834

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Trust corpus, beginning of period	$2,550,725	$2,787,638	$2,671,583	$2,961,955

Amortization of net profits interests	(72,750)	(55,015)	(193,608)	(229,332)

Distributable income	1,521,252	2,451,192	4,360,224	9,131,004

Distributions declared	(1,521,252)	(2,451,192)	(4,360,224)	(9,131,004)

Trust corpus, end of period	$2,477,975	$2,732,623	$2,477,975	$2,732,623

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

During the third quarter of 2024, no trigger event occurred that would indicate a need for an impairment assessment. Accordingly, there was no impairment of the NPI as of September 30, 2024. Any impairment recorded for book purposes would not result in a loss for tax purposes for the unitholders until the loss is recognized.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the Trust. Amortization of the net profits interests is calculated on a unit‑of-production basis using proved reserves and is charged directly to trust corpus. Accumulated amortization was $58,622,474 as of September 30, 2024, and $58,428,866 as of December 31, 2023. Amortization of the NPI does not impact unitholder distributions.

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

During third quarter 2024, XTO Energy deducted a portion of the settlement costs arising from the Chieftain royalty class action settlement in its calculation of the net profits income payable to the Trust from the applicable net profits interests. For information on contingencies, see Note 3 to Condensed Financial Statements. Thus, for unitholders, the portion of the settlement payment to the Chieftain royalty owner class borne by the Trust will be reflected through a reduction in net profits income received from the Trust and thus in a reduction in the gross royalty income reported by and taxable to the unitholders.

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

The Trustee objected to similar claims relating to the Chieftain settlement with respect to another trust for which it serves as trustee (the Hugoton Royalty Trust) in an arbitration styled Simmons Bank (successor to Southwest Bank and Bank of America, N.A.) vs. XTO Energy Inc. through the American Arbitration Association. The Trustee and XTO Energy entered into a settlement agreement on June 18, 2024, which resolved the issues subject to the arbitration. As a result, the September distribution included a $24,128 (net to the Trust) deduction allocated to the Trust as a production cost for the Chieftain settlement, which represents the completion of this matter for the Trust.

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

The following summarizes excess costs activity, cumulative excess costs balances and accrued interest to be recovered by conveyance as calculated by XTO Energy:

	Underlying
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/23	$2,276,069	$-	$2,276,069
Net excess costs (recovery) for the quarter ended 3/31/24	216,456	724,327	940,783
Net excess costs (recovery) for the quarter ended 6/30/24	80,661	(532,024)	(451,363)
Net excess costs (recovery) for the quarter ended 9/30/24	240,005	(192,303)	47,702
Cumulative excess costs remaining at 9/30/24	2,813,191	-	2,813,191
Accrued interest at 9/30/24	1,034,241	-	1,034,241
Total remaining to be recovered at 9/30/24	$3,847,432	$-	$3,847,432

	NPI
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/23	$1,707,053	$-	$1,707,053
Net excess costs (recovery) for the quarter ended 3/31/24	162,341	543,245	705,586
Net excess costs (recovery) for the quarter ended 6/30/24	60,496	(399,018)	(338,522)
Net excess costs (recovery) for the quarter ended 9/30/24	180,004	(144,227)	35,777
Cumulative excess costs remaining at 9/30/24	2,109,894	-	2,109,894
Accrued interest at 9/30/24	775,681	-	775,681
Total remaining to be recovered at 9/30/24	$2,885,575	$-	$2,885,575

For the quarter ended September 30, 2024, excess costs were $240,005 ($180,004 net to the Trust) on properties underlying the Texas working interest net profits interests.

For the quarter ended September 30, 2024, excess costs of $192,303 ($144,227 net to the Trust) and accrued interest of $11,427 ($8,571 net to the Trust) were recovered on properties underlying the Oklahoma working interest net profits interests.

Underlying cumulative excess costs for the Texas working interest conveyance remaining as of September 30, 2024, totaled $3.8 million ($2.9 million net to the Trust), including accrued interest of $1.0 million ($0.8 million net to the Trust).

5.
Related Party Transactions

In computing net proceeds for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This monthly overhead charge as of September 30, 2024, was $50,442 ($37,832 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of September 30, 2024, this monthly charge was approximately $36,169 ($27,127 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index. Other than this property, XTO Energy and ExxonMobil do not operate or control any of the properties underlying the 75% net profits interests.

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

Distributable Income

Quarter

For the quarter ended September 30, 2024, net profits income was $1,697,724 compared to $2,676,180 for third quarter 2023. This 37 percent decrease in net profits income is primarily the result of decreased oil production ($0.7 million), increased production expenses ($0.4 million), lower gas prices ($0.2 million), partially offset by increased gas production ($0.2 million), and higher oil prices ($0.1 million). See “Net Profits Income” below.

After considering interest income of $14,464 and administration expense of $190,936, distributable income for the quarter ended September 30, 2024, was $1,521,252, or $0.253542 per unit of beneficial interest. Administration expense for the quarter decreased $50,648 from the prior year quarter, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, expense reserve, and interest rates. For third quarter 2023, distributable income was $2,451,192, or $0.408532 per unit.

Distributions to unitholders for the quarter ended September 30, 2024, were:

Record Date	Payment Date	Distribution per Unit
July 31, 2024	August 14, 2024	$0.096137
August 30, 2024	September 16, 2024	0.055175
September 30, 2024	October 15, 2024	0.102230
		$0.253542

Nine Months

For the nine months ended September 30, 2024, net profits income was $5,100,336 compared to $9,751,943 for the same 2023 period. This 48 percent decrease in net profits income is primarily the result of lower gas prices ($3.0 million), decreased gas production ($1.5 million), decreased oil production ($0.8 million), increased development costs ($0.6 million), and increased production expenses ($0.3 million), partially offset by decreased taxes, transportation and other costs ($0.9 million), and net excess costs activity ($0.6 million). See “Net Profits Income” below.

After considering interest income of $46,610 and administration expense of $786,722, distributable income for the nine months ended September 30, 2024, was $4,360,224, or $0.726704 per unit of beneficial interest. Administration expense for the nine months ended September 30, 2024, increased $117,840 from the prior year nine-month period, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, expense reserve, and interest rates. For the nine months ended September 30, 2023, distributable income was $9,131,004, or $1.521834 per unit.

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

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months Ended			Nine Months Ended
	September 30 (a)		Increase	September 30 (a)		Increase
	2024	2023	(Decrease)	2024	2023	(Decrease)
Sales Volumes
Oil (Bbls) (b)
Underlying properties	40,764	53,022	(23%)	126,948	138,248	(8%)
Average per day	443	576	(23%)	463	506	(8%)
Net profits interests	11,975	24,927	(52%)	35,104	50,679	(31%)

Gas (Mcf) (b)
Underlying properties	391,443	334,675	17%	980,505	1,410,013	(30%)
Average per day	4,302	3,678	17%	3,578	5,165	(31%)
Net profits interests	297,357	275,753	8%	791,249	1,147,216	(31%)

Average Sales Prices
Oil (per Bbl)	$77.54	$74.62	4%	$76.68	$76.27	1%
Gas (per Mcf)	$3.65	$4.23	(14%)	$4.02	$6.35	(37%)

Revenues
Oil sales	$3,160,814	$3,956,370	(20%)	$9,734,666	$10,544,471	(8%)
Gas sales	1,427,583	1,415,946	1%	3,939,828	8,953,654	(56%)
Total Revenues	4,588,397	5,372,316	(15%)	13,674,494	19,498,125	(30%)

Costs
Taxes, transportation and other	567,122	592,812	(4%)	1,575,725	2,527,975	(38%)
Production expense (c)	2,092,642	1,565,373	34%	5,347,239	4,923,527	9%
Development costs	25,693	52,950	(51%)	1,502,776	740,140	103%
Excess costs (d)	(36,275)	(30,085)	21%	(525,695)	253,258	(308%)
Total Costs	2,649,182	2,181,050	21%	7,900,045	8,444,900	(6%)

Net Proceeds	$1,939,215	$3,191,266	(39%)	$5,774,449	$11,053,225	(48%)

Net Profits Income	$1,697,724	$2,676,180	(37%)	$5,100,336	$9,751,943	(48%)

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
(d)
See Note 4 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from third quarter 2023 to third quarter 2024 and from the first nine months of 2023 to the comparable period in 2024:

Sales Volumes

Oil

Oil sales volumes decreased 23 percent for the third quarter and decreased eight percent for the nine-month period primarily due to the timing of cash receipts and natural production decline.

Gas

Gas sales volumes increased 17 percent for the third quarter primarily because of timing of cash receipts, partially offset by natural production decline. Gas sales volumes decreased 30 percent for the nine-month period primarily due to absence of receipts for the New Mexico royalty interest net profits interests related to March 2018 to December 2020 production, timing of cash receipts, and natural production decline, partially offset by out of period revenues attributable to non-operated properties in the Oklahoma royalty interest net profits interests.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately six to eight percent a year.

Sales Prices

Oil

The average oil price for the third quarter increased four percent to $77.54 per Bbl and for the nine-month period increased one percent to $76.68 per Bbl.

Gas

Gas prices for the third quarter decreased 14 percent to $3.65 per Mcf and for the nine-month period decreased 37 percent to $4.02 per Mcf.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs decreased four percent for the third quarter primarily because of decreased oil severance taxes on lower revenues driven by timing of receipts. Taxes, transportation and other costs decreased 38 percent for the nine-month period primarily because of decreased gas deductions and gas production taxes on lower revenues driven by timing of receipts.

Production Expense

Production expense increased 34 percent for the third quarter primarily because of higher processing costs driven by timing of receipts, increased labor, field, repairs and maintenance, and miscellaneous non-operated costs, partially offset by decreased power and fuel costs. Production expense increased nine percent for the nine-month period primarily because of increased repairs and maintenance, labor, and field costs, partially offset by decreased power and fuel costs and the absence of higher processing costs driven by timing of receipts.

Development Costs

Development costs related to properties underlying the 75% net profits interests decreased 51 percent for the third quarter due to decreased recompletion activity in the Hewitt Unit. Development costs increased 103 percent for the nine-month period primarily because of the timing of the receipt of costs for drilling activity that occurred in the second half of 2023 for the Hewitt Unit.

Excess Costs

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from any other conveyance. Underlying cumulative excess costs for the Texas working interest conveyance remaining as of September 30, 2024, totaled $3.8 million ($2.9 million net to the Trust), including accrued interest of $1.0 million ($0.8 million net to the Trust). For further information on excess costs, see Note 4 to Condensed Financial Statements.

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

CROSS TIMBERS ROYALTY TRUST
By ARGENT TRUST COMPANY, TRUSTEE

By	/s/ NANCY WILLIS
Nancy Willis
Director of Royalty Trust Services

EXXON MOBIL CORPORATION

Date: November 13, 2024	By	/s/ KRISTY WALKER
Kristy Walker
Unconventional Finance General Manager

(The Trust has no directors or executive officers.)