Form 10-K
period 2024-12-31
CROSS TIMBERS ROYALTY TRUST
filed 2025-03-27
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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
Registrant’s telephone number, including area code (at the office of the Corporate Trustee) (855) 588-7839

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Units of Beneficial Interest	CRT	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of units of beneficial interest held by non-affiliates of the registrant at June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $64.8 million.

The number of units of beneficial interest outstanding as of March 14, 2025, was 6,000,000.

CROSS TIMBERS ROYALTY TRUST

2024 ANNUAL REPORT ON FORM 10-K

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

PART I

ITEM 1. BUSINESS

Cross Timbers Royalty Trust (the “Trust”) is an express trust created under the laws of Texas pursuant to the Cross Timbers Royalty Trust Indenture entered into on February 12, 1991, between predecessors of XTO Energy Inc. (formerly known as Cross Timbers Oil Company and, hereafter, “XTO Energy”), as grantors, and NCNB Texas National Bank, as Trustee. The current trustee of the Trust is Argent Trust Company, a Tennessee chartered trust company (“Argent”). Effective December 30, 2022, Simmons Bank resigned as trustee, and Argent was appointed as the successor trustee.

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

On June 25, 2010, XTO Energy became a wholly owned subsidiary of Exxon Mobil Corporation ("ExxonMobil").

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

Approximately 46 percent of the net profits income received by the Trust during 2024 was attributable to natural gas, as well as 40 percent of the Trust’s estimated future net cash flows from proved reserves at December 31, 2024 (based on estimated future net cash flows using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period). There is generally a greater demand for gas during the winter. Otherwise, Trust income is not subject to seasonal factors, nor dependent upon patents, licenses, franchises, or concessions. The Trust conducts no research activities.

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

The Trust’s monthly cash distributions are highly dependent upon the prices realized from the sale of natural gas and oil. Oil and natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and XTO Energy. Factors that contribute to price fluctuations include instability in oil-producing regions, worldwide economic conditions, weather conditions, trade barriers, tariffs, political instability, public health concerns, the supply of domestic and foreign oil, natural gas and natural gas liquids, consumer demand, the price and availability of alternative fuels, the proximity to, and capacity of, transportation facilities and the effect of worldwide energy conservation measures. Moreover, government regulations, such as regulation of natural gas transportation and price controls, environmental regulations, production restrictions, trade barriers, or tariffs, can affect product prices. Oil and natural gas prices have fluctuated wildly over the recent past and may vary significantly from period to period. Further, a significant decline in current oil or natural gas prices or lower anticipated long-term prices could have a material adverse effect on the amount of oil and natural gas that is economic to produce, Trust net profits (and therefore cash available for distribution to unitholders) and proved reserves attributable to the Trust’s interests. Adjustments impacting volume or value could also impact the reported natural gas and oil prices. The volatility of energy prices reduces the predictability of future cash distributions to Trust unitholders.

Higher production expense and/or development costs, without concurrent increases in revenue, will directly decrease the net proceeds payable to the Trust from the properties underlying the 75% net profits interests.

Production expense and development costs are deducted in the calculation of the Trust’s share of net proceeds from properties underlying the 75% net profits interests. Accordingly, higher or lower production expense and development costs, without concurrent changes in revenue, will directly decrease or increase the amount received by the Trust for its 75% net profits interests. If development costs and production expense for properties underlying the 75% net profits in a particular state exceed the production proceeds from the properties (as was the case with respect to the properties underlying the Texas working interests for all of 2023 and 2024; and with respect to the properties underlying the Oklahoma working interests for the 2023 distribution months of January through June and the 2024 distribution months of February through June), the Trust will not receive net profits income for those properties until future net proceeds from production in that state exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs.

Government action, policies or regulations designed to discourage production, reduce demand for, or promote alternatives to oil and natural gas could impact the price of oil and natural gas produced on the properties underlying the Trust’s net profits interests, directly as intended or through unintended consequences.

Governments around the world are considering actions intended to reduce greenhouse gas emissions by decreasing both the supply of and the demand for oil and natural gas products or promote alternatives. These include the adoption of cap-and-trade regimes, carbon taxes, trade tariffs, minimum renewable usage requirements, restrictive permitting, increased mileage and other efficiency standards, mandates for sales of electric vehicles, mandates for use of specific fuels or technologies, and other incentives or mandates designed to support transitioning to lower-emission energy sources. Political and other actors and their agents also increasingly seek to advance sustainability objectives indirectly, such as by seeking to reduce the availability or increase the cost of financing and investment in the oil and gas sector. Depending on how policies are formulated and applied, such policies could impact the ability and costs of the operators of the properties underlying the Trust’s net profits interests to supply products, demand for their products, or the competitiveness of hydrocarbon-based products, which in turn, could reduce net proceeds to the Trust. Any policy that increases the costs for operators of the properties underlying the net profits interests or lower market prices could have a material impact on the distributable income of the Trust.

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

There are operational risks and hazards associated with the production and transportation of oil and natural gas, including without limitation, natural disasters, blowouts, explosions, fires, leakage of oil or natural gas, releases of other hazardous materials, mechanical failures, cratering, and pollution. Any of these or similar occurrences could result in the interruption or cessation of operations, personal injury or loss of life, property damage, damage to productive formations or equipment, damage to the environment or natural resources, or cleanup obligations. The operation of oil and gas properties is also subject to various laws and regulations. Non-compliance with such laws and regulations could subject the operator to additional costs, sanctions or liabilities. The uninsured costs resulting from any of the above or similar occurrences could be deducted as a production expense or development cost in calculating the net proceeds payable to the Trust from properties underlying the 75% net profits interests, and would therefore reduce Trust distributions by the amount of such uninsured costs.

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

Extensive federal, state and local regulation of the oil and natural gas industry significantly affects operations on the underlying properties. In particular, oil and natural gas development and production are subject to stringent environmental regulations. These regulations have increased the costs of planning, designing, drilling, installing, operating and abandoning oil and natural gas wells and other related facilities, which costs could reduce net proceeds payable to the Trust and Trust distributions. These regulations may become more demanding in the future. These regulations can often be changed by administrative agencies without formal legislation, resulting in additional costs that can impact distributions. See “Regulation” in Item 2. Properties, and “Greenhouse Gas Emissions and Sustainability Regulations” in Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

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

U.S. federal tax reform legislation informally known as the Tax Cuts and Jobs Act ("TCJA") was enacted December 22, 2017, and made significant changes to the federal income tax rules applicable to both individuals and entities, including changes to the effective tax rate on a Trust unitholder’s allocable share of certain income from the Trust. The TCJA is complex and Trust unitholders should consult their tax advisor regarding the TCJA and its effect on an investment in Trust units.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of December 31, 2024, the Trust did not have any unresolved Securities and Exchange Commission staff comments.

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

The Trust faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. The Trustee has experienced, and will continue to experience, cyber incidents in the normal course of its business. However, prior cybersecurity incidents have not had a material adverse effect on the Trust’s business, financial condition, results of operations, or cash flows. See Item 1A. Risk Factors – The Trust may be subject to attempted cybersecurity disruptions from a variety of sources including state-sponsored actors.

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

The underlying properties include over 2,900 producing properties with established production histories in Texas, Oklahoma and New Mexico. The average reserve-to-production index for the underlying properties as of December 31, 2024, is approximately 11 years. This index is calculated using total proved reserves and estimated 2025 production for the underlying properties. The projected 2025 production is from proved developed producing reserves as of December 31, 2024. Based on estimated future net cash flows at 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, the future net cash flows from proved reserves of the underlying properties are approximately 38 percent natural gas and 62 percent oil. The underlying properties also include certain nonproducing properties in Texas, Oklahoma and New Mexico that are primarily mineral interests.

Producing Acreage, Wells and Drilling

90% Net Profits Interests Underlying Royalties. Royalty and overriding royalty properties underlying the 90% net profits interests represent approximately 67 percent of the discounted future net cash flows from the Trust’s net profits interests proved reserves at December 31, 2024. Approximately 56 percent of the discounted future net cash flows from the 90% net profits interests are from gas reserves, totaling 6.9 Bcf. Oil reserves allocated to the 90% net profits interests are primarily located in West Texas and are estimated to be 226,000 Bbls at December 31, 2024.

The underlying royalties are royalty and overriding royalty interests primarily located in mature producing oil and gas fields. The most significant producing region in which the underlying royalties are located is the San Juan Basin in northwestern New Mexico. The New Mexico royalties gas production accounted for approximately 65 percent of the Trust’s net profits interests gas sales volumes and 31 percent of the net profits income for 2024. The Trust’s net profits interests estimated proved gas reserves from New Mexico totaled 5.7 Bcf at December 31, 2024, or approximately 82 percent of Trust’s net profits interests total gas reserves at that date. The majority of these wells are operated by Hilcorp Energy Company or Simcoe LLC.

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

Trust’s net profits interests proved reserves from the 75% net profits interests are almost entirely oil, estimated to be approximately 243,000 Bbls and represent approximately 33 percent of the discounted future net cash flows of the Trust’s net profits interests proved reserves at December 31, 2024.

The underlying working interest properties are detailed below:

			Ownership by
			XTO Energy
			Working	Revenue
Unit	County/State	Operator	Interest	Interest
North Cowden	Ector/Texas	Occidental Permian Ltd.	1.7%	1.4%
North Central Levelland	Hockley/Texas	Apache Corporation	3.2%	2.1%
Penwell	Ector/Texas	Cross Timbers Energy, LLC	5.2%	4.6%
Sharon Ridge Canyon	Borden/Texas	OXY USA WTP LP	4.3%	2.8%
Hewitt	Carter/Oklahoma	XTO Energy Inc.	11.3%	9.9%
Wildcat Jim	Carter/Oklahoma	Citation Oil & Gas Corporation	8.6%	7.5%
South Graham Deese Sand	Carter/Oklahoma	Scout Energy Management LLC	9.2%	7.4%

The underlying working interest properties consist of 3,714 gross (3,000 net) producing acres. As of December 31, 2024, there were 1,133 gross (65.1 net) productive oil wells. There were no wells drilled in 2024, six gross (0.68 net) wells drilled in 2023, and 15 gross (1.69 net) wells drilled in 2022. As operator of the Hewitt Unit, XTO Energy has advised the Trustee that it has no plans to drill in 2025.

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

Total underlying 2024 development costs were $1,509,510, up 42 percent from 2023 development costs of $1,061,887. Development costs were higher in 2024 primarily because of the timing of the receipt of costs for drilling activity that occurred in the second half of 2023 for the Hewitt Unit.

As reported to XTO Energy by unit operators in February of each year, underlying budgeted development costs were $0.2 million for 2024 and $1.4 million for 2023 ($0.1 million and $1.1 million, respectively, net to the Trust). Actual development costs often differ from amounts budgeted because of changes in product prices and other factors that may affect the timing or selection of projects. Also, costs are deducted in the calculation of Trust net profits income several months after they are incurred by the operator. Unit operators have reported underlying budgeted costs of approximately $0.75 million for 2025 and $0.85 million for 2026 ($0.56 million and $0.64 million, respectively, net to the Trust). Changes in oil or natural gas prices could impact future development plans on the underlying properties.

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from other conveyances. Remaining cumulative excess costs for the Texas working interest conveyance totaled $4.3 million ($3.2 million net to the Trust), including accrued interest of $1.1 million ($0.8 million net to the Trust) for the period ended December 31, 2024. For information regarding the effect of excess costs on Trust net profits income, see Note 7 to Financial Statements under Item 8. Financial Statements and Supplementary Data, including the excess cost balance and accrued interest by conveyance.

Estimated Proved Reserves and Future Net Cash Flows

The following are proved reserves of the underlying properties, as estimated by independent engineers, and proved reserves and future net cash flows from proved reserves of the net profits interests, based on an allocation of these reserves, at December 31, 2024:

	Underlying Properties		Net Profits Interests
	Proved Reserves (a)		Proved Reserves (a)(b)		Future Net Cash Flows
(in thousands)	Oil	Gas	Oil	Gas	from Proved Reserves (a)(c)
	(Bbls)	(Mcf)	(Bbls)	(Mcf)	Undiscounted	Discounted
90% Net Profits Interests
New Mexico	34	6,363	30	5,727	$17,809	$10,766
Texas	174	507	157	456	11,933	6,857
Oklahoma	43	924	39	767	5,351	3,236
Total	251	7,794	226	6,950	35,093	20,859

75% Net Profits Interests
Texas	10	—	—	—	—	—
Oklahoma	1,040	540	243	126	17,559	10,471
Total	1,050	540	243	126	17,559	10,471

TOTAL	1,301	8,334	469	7,076	$52,652	$31,330

(a)
Based on 12-month average oil price of $72.96 per Bbl and $3.55 per Mcf for gas, based on the first-day-of-the-month price for each month in the period.
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

Proved reserves at December 31, 2024, consist of the following:

	Underlying Properties		Net Profits Interests
	Proved Reserves		Proved Reserves
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Proved developed producing reserves	1,301	8,334	469	7,076
Proved undeveloped reserves	—	—	—	—
Proved developed non-producing reserves	—	—	—	—
Total proved reserves	1,301	8,334	469	7,076

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

The XTO Energy reserve engineering group reviews reserve estimates with third-party petroleum consultants, Miller and Lents, Ltd., independent petroleum engineers. Miller and Lents, Ltd. estimated oil and gas reserves attributable to the underlying properties as of December 31, 2024. Miller and Lents’ primary technical person responsible for calculating the Trust’s reserves has more than 13 years of experience as a reserve engineer. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

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

Oil and gas production and average sales prices attributable to the underlying properties and the net profits interests for the last three years ended December 31 were as follows:

	90% Net Profits Interests			75% Net Profits Interests			Total
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Production
Underlying Properties
Oil - Sales (Bbls)	43,926	61,465	47,459	121,070	130,654	189,988	164,996	192,119	237,447
Average per day (Bbls)	120	168	130	331	358	521	451	526	651
Gas - Sales (Mcf)	1,208,304	1,764,001	1,373,325	8,601	9,863	9,240	1,216,905	1,773,864	1,382,565
Average per day (Mcf)	3,301	4,833	3,763	24	27	25	3,325	4,860	3,788

Net Profits Interests
Oil - Sales (Bbls)	35,706	53,783	41,920	12,710	17,348	16,116	48,416	71,131	58,036
Average per day (Bbls)	98	147	115	35	48	44	133	195	159
Gas - Sales (Mcf)	973,511	1,451,656	1,169,587	350	784	171	973,861	1,452,440	1,169,758
Average per day (Mcf)	2,660	3,977	3,204	1	2	1	2,661	3,979	3,205

Average Sales Price
Oil (per Bbl)	$78.78	$79.50	$81.62	$74.55	$75.90	$76.11	$75.68	$77.05	$77.21
Gas (per Mcf)	$3.92	$5.94	$7.95	$11.43	$15.76	$27.55	$3.97	$6.00	$8.08

Average Production Cost per BOE (a)(b)	$2.33	$1.67	$1.86	$54.04	$53.09	$27.71	$19.55	$15.62	$12.44

(a)
Total average production cost per BOE includes production from the properties underlying the 90% net profits interests, which are substantially all royalty and overriding royalty interests with insignificant production costs.
(b)
75% Net Profits Interests average production cost per BOE for 2022 is deflated due to the receipt of oil sales volumes from the operator of the North Cowden Unit in first quarter 2022. These oil sales had been reversed by the oil purchaser in fourth quarter 2021.

Oil and gas production by conveyance attributable to the underlying properties for the last three years ended December 31 were as follows:

	Underlying Gas Production (Mcf)
Conveyance	2024	2023	2022
New Mexico royalty interest	809,160	1,397,441	1,059,929
Oklahoma royalty interest	282,154	196,718	193,918
Texas royalty interest	116,990	169,842	119,478
Texas working interest	6,632	7,716	8,486
Oklahoma working interest	1,969	2,147	754
Total	1,216,905	1,773,864	1,382,565

	Underlying Oil Production (Bbls)
Conveyance	2024	2023	2022
New Mexico royalty interest	4,010	2,340	3,769
Oklahoma royalty interest	11,527	18,928	13,985
Texas royalty interest	28,389	40,197	29,705
Texas working interest (a)	24,028	26,697	104,798
Oklahoma working interest	97,042	103,957	85,190
Total	164,996	192,119	237,447
(a)
Texas working interest underlying oil production for 2022 is higher due to the receipt of oil sales volumes from the operator of the North Cowden Unit in first quarter 2022. These oil sales had been reversed by the oil purchaser in fourth quarter 2021.

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

Regulation

Natural Gas Regulation

The interstate transportation and sale for resale of natural gas is subject to federal regulation, including transportation and storage rates charged, tariffs, and various other matters, by the Federal Energy Regulatory Commission (“FERC”). Federal price controls on wellhead sales of domestic natural gas terminated on January 1, 1993. While natural gas prices are currently unregulated, Congress historically has been active in the area of natural gas regulation. On August 8, 2005, Congress enacted the Energy Policy Act of 2005 (the "Energy Policy Act"). The Energy Policy Act, among other things, amended the Natural Gas Act to prohibit market manipulation by any entity, to direct FERC to facilitate market transparency in the market for sale or transportation of physical natural gas in interstate commerce, and to significantly increase the penalties for violations of the Natural Gas Act, the Natural Gas Policy Act of 1978, or FERC rules, regulations or orders thereunder. FERC has promulgated regulations to implement the Energy Policy Act, including enforcement rules and new annual reporting requirements for certain sellers of natural gas. It is impossible to predict whether new legislation to regulate natural gas might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, such proposals might have on the operations of the underlying properties.

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

Environmental Regulation

Companies engaged in the oil and gas industry are subject to federal, state and local laws regulating the discharge of materials into the environment. Those laws may impact operations of the underlying properties. No material expenses have been incurred on the underlying properties in complying with environmental laws and regulations. XTO Energy does not expect future compliance to have a material impact on the Trust.

There is a focus by local, national and international regulatory bodies on greenhouse gas (“GHG”) emissions and sustainability. Several states have adopted sustainability legislation and regulations, and various other regulatory bodies have announced their intent to regulate GHG emissions or adopt sustainability regulations. XTO Energy is unable to predict the impact of potential regulations to operators of the underlying properties, and it is possible that operators of the underlying properties could face increases in operating costs in order to comply with sustainability or GHG emissions legislation, which costs could reduce net proceeds payable to the Trust and Trust distributions.

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

Federal Income Taxes

For federal income tax purposes, the Trust constitutes a fixed investment trust that is taxed as a grantor trust. A grantor trust is not subject to tax at the trust level. The unitholders are considered, for federal income tax purposes, to own the Trust’s income and principal as though no trust were in existence. The income of the Trust is deemed to have been received or accrued by each unitholder at the time such income is received or accrued by the Trust and not when distributed by the Trust. Impairments recorded for book purposes will not result in a loss for tax purposes for the unitholders until the loss is recognized.

Because the Trust is a grantor trust for federal tax purposes, unitholders are taxed directly on their proportionate share of income, deductions and credits of the Trust consistent with each such unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust. The income of the Trust consists primarily of a specified share of the net profits from the sale of oil and natural gas produced from the underlying properties. During 2024, the Trust incurred administration expenses and earned interest income on funds held for distribution and on the cash reserve maintained for the payment of contingent and future obligations of the Trust.

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

Section 1411 of the Code imposes a 3.8 percent Medicare tax on certain investment income earned by individuals, estates, and trusts. For these purposes, investment income generally will include a unitholder’s allocable share of the Trust’s interest and net profits income plus the gain recognized from a sale of Trust units. In the case of an individual, the tax is imposed on the lesser of (i) the individual’s net investment income from all investments, or (ii) the amount by which the individual’s modified adjusted gross income exceeds specified threshold levels depending on such individual’s federal income tax filing status. In the case of an estate or trust, the tax is imposed on the lesser of (i) undistributed net investment income, or (ii) the excess adjusted gross income over the dollar amount at which the highest income tax bracket applicable to an estate or trust begins.

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

State Income Taxes

All revenues from the Trust are from sources within Texas, Oklahoma or New Mexico. Because the Trust distributes all of its net income to unitholders, the Trust is not taxed at the trust level in New Mexico or Oklahoma. While the Trust is not expected to owe tax, the Trustee is required to file an Oklahoma income tax return reflecting the income and deductions of the Trust attributable to properties located in that state, along with a schedule that includes information regarding distributions to unitholders. Oklahoma and New Mexico tax the income of nonresidents from real property located within those states, and the Trust has been advised by counsel that such states will tax nonresidents on income from the net profits interests located in those states. Oklahoma and New Mexico also impose a corporate income tax that may apply to unitholders organized as corporations (subject to certain exceptions for S corporations and limited liability companies, depending on their treatment for federal tax purposes).

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

At March 18, 2025, there were 6,000,000 units outstanding and approximately 160 unitholders of record; 5,955,356 of these units were held by depository institutions.

The Trust has no equity compensation plans, nor has it purchased any units during the period covered by this report.

See Item 1. Business for a description of the Trustee’s obligations to make monthly distributions and how the monthly distribution amount is determined under the indenture.

ITEM 6. [RESERVED]

ITEM 7. TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Calculation of Net Profits Income

The following is a summary of the calculation of net profits income received by the Trust:

	Year Ended		Three Months Ended
	December 31 (a)		December 31 (a)
	2024	2023	2024	2023
Sales Volumes
Oil (Bbls) (b)
Underlying properties	164,996	192,119	38,048	53,871
Average per day	451	526	414	586
Net profits interests	48,416	71,131	13,312	20,452

Gas (Mcf) (b)
Underlying properties	1,216,905	1,773,864	236,400	363,851
Average per day	3,325	4,860	2,570	3,955
Net profits interests	973,861	1,452,440	182,612	305,224

Average Sales Price
Oil (per Bbl)	$75.68	$77.05	$72.32	$79.05
Gas (per Mcf)	$3.97	$6.00	$3.78	$4.63

Revenues
Oil sales	$12,486,106	$14,803,161	$2,751,440	$4,258,690
Gas sales	4,833,282	10,636,622	893,454	1,682,968
Total Revenues	17,319,388	25,439,783	3,644,894	5,941,658

Costs
Taxes, transportation and other	1,982,031	3,186,994	406,306	659,019
Production expense (c)	7,191,977	7,617,528	1,844,738	2,694,001
Development costs	1,509,510	1,061,887	6,734	321,747
Excess costs (d)	(853,410)	(372,285)	(327,715)	(625,543)
Total Costs	9,830,108	11,494,124	1,930,063	3,049,224

Net Proceeds	$7,489,280	$13,945,659	$1,714,831	$2,892,434

Net Profits Income	$6,563,177	$12,300,176	$1,462,841	$2,548,233

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
(d)
See Note 7 to Financial Statements under Item 8. Financial Statements and Supplementary Data.

Results of Operations

Years Ended December 31, 2024 and 2023

Net profits income for 2024 was $6,563,177 as compared with $12,300,176 for 2023. The 47 percent decrease in net profits income from 2023 to 2024 was primarily the result of decreased oil and gas production ($3.8 million), lower oil and gas prices ($3.4 million), and increased development costs ($0.3 million), partially offset by decreased taxes, transportation and other costs ($1.1 million), net excess costs activity ($0.4 million), and decreased production expenses ($0.3 million). During 2024 and 2023, 46 percent and 57 percent, respectively, of net profits income was derived from gas sales.

Trust administration expense was $945,612 in 2024 as compared to $816,185 in 2023. Cash reserve activity was $0 in 2024 and 2023. As of December 31, 2024, the reserve is funded at $1,000,000. Interest income was $60,253 in 2024 and $63,897 in 2023. Other changes in interest income are attributable to fluctuations in net profits income and interest rates.

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil production and three months after gas production. Net profits income is generally affected by three major factors:

1.	oil and gas sales volumes;
2.	oil and gas sales prices; and
3.	costs deducted in the calculation of net profits income.

Volumes

Oil. Underlying oil sales volumes decreased 14 percent from 2023 to 2024 primarily because of timing of cash receipts and natural production decline.

Gas. Underlying gas sales volumes decreased 31 percent from 2023 to 2024 primarily due to absence of receipts for the New Mexico royalty interest net profits interests related to March 2018 to December 2020 production, timing of cash receipts, and natural production decline, partially offset by out of period revenues attributable to non-operated properties in the Oklahoma royalty interest net profits interests.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6 to 8 percent a year.

Prices

Oil. The average oil price for 2024 was $75.68 per Bbl, down 2 percent from the 2023 average oil price of $77.05 per Bbl. Oil prices are expected to remain volatile. The average NYMEX price for November 2024 through January 2025 was $71.56 per Bbl. At March 14, 2025, the average NYMEX oil price for the following 12 months was $65.20 per Bbl.

Gas. The 2024 average gas price was $3.97 per Mcf, down 34 percent from the 2023 average gas price of $6.00 per Mcf. Natural gas prices are affected by natural gas liquids prices, the level of North American production, weather, crude oil prices, the U.S. economy, storage levels and export levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The average NYMEX price for fourth quarter 2024 was $2.16 per MMBtu. At March 14, 2025, the average NYMEX gas price for the following 12 months was $4.66 per MMBtu.

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

Total costs deducted in the calculation of net profits income were $9.8 million in 2024 and $11.5 million in 2023. The 14 percent decrease in costs from 2023 to 2024 is attributable to decreased taxes, transportation and other costs ($1.2 million), net excess costs activity ($0.5 million), and decreased production expenses ($0.4 million), offset by increased development costs ($0.4 million).

Unit operators of the properties underlying the 75% net profits interests have reported underlying budgeted development costs of approximately $0.75 million for 2025 and $0.85 million for 2026 ($0.56 million and $0.64 million, respectively, net to the Trust), as compared to underlying budgeted development costs of $0.20 million ($0.15 million net to the Trust) and actual development costs of $1.51 million ($1.13 million net to the Trust) for 2024. Actual development costs often differ from amounts budgeted because of changes in product prices and other factors that may affect the timing or selection of projects. Changes in oil or natural gas prices could impact future development plans on the underlying properties.

Fourth Quarter 2024 and 2023

During the quarter ended December 31, 2024, the Trust received net profits income totaling $1,462,841, compared with fourth quarter 2023 net profits income of $2,548,233. This 43 percent decrease in net profits income is primarily the result of decreased oil and gas production ($1.4 million), lower oil and gas prices ($0.5 million) and net excess costs activity ($0.2 million), partially offset by decreased production expenses ($0.6 million), decreased development costs ($0.2 million), and decreased taxes, transportation and other costs ($0.2 million).

Administration expense was $158,890 and Trust interest income was $13,643, resulting in fourth quarter 2024 distributable income of $1,317,594, or $0.219599 per unit. Distributable income for fourth quarter 2023 was $2,416,884, or $0.402814 per unit.

Distributions to unitholders for the quarter ended December 31, 2024, were:

Record Date	Payment Date	Per Unit
October 31, 2024	November 15, 2024	$0.064592
November 29, 2024	December 13, 2024	0.092742
December 31, 2024	January 15, 2025	0.062265
		$0.219599

Volumes

Fourth quarter 2024 underlying oil sales volumes were down 29 percent from fourth quarter 2023 primarily because of timing of cash receipts and natural production decline. Underlying gas sales volumes for fourth quarter 2024 were down 35 percent from fourth quarter 2023 because of timing of cash receipts and natural production decline.

Prices

The average fourth quarter 2024 oil price was $72.32 per Bbl, down 9 percent from the fourth quarter 2023 average price of $79.05 per Bbl. The average fourth quarter 2024 gas price was $3.78 per Mcf, down 18 percent from the fourth quarter 2023 average price of $4.63 per Mcf. For further information about oil and gas prices, see “Years Ended December 31, 2024 and 2023 – Prices” above.

Costs

Costs deducted in the calculation of fourth quarter 2024 net profits income decreased $1.1 million from fourth quarter 2023. This decrease was primarily attributable to decreased production expenses ($0.8 million), development costs ($0.3 million), and taxes, transportation and other costs ($0.3 million), partially offset by net excess costs activity ($0.3 million). For further information about development and excess costs, see “Years Ended December 31, 2024 and 2023 – Costs” above.

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

Greenhouse Gas Emissions and Sustainability Regulations

There is an increased focus by local, national and international regulatory bodies on greenhouse gas (“GHG”) emissions and sustainability. A number of nations and U.S. states have adopted or are considering some form of sustainability legislation and regulations, including carbon taxes, cap-and-trade policies and bans on drilling in certain areas or in certain ways. XTO Energy has informed the Trustee that it continues to anticipate that sustainability policies will increase the cost of carbon dioxide emissions over time. XTO Energy is unable to predict the impact of potential regulations to operators of the underlying properties, and it is possible that the operators of the underlying properties could face increases in operating costs in order to comply with sustainability or GHG emissions legislation, which costs could reduce or eliminate net proceeds payable to the Trust and Trust distributions.

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

In computing net proceeds for the 75% net profits interests (Note 3), XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This overhead charge at December 31, 2024, was approximately $50,443 per month, or $605,316 annually (net to the Trust of $37,832 per month, or $453,984 annually), and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of December 31, 2024, this charge was approximately $35,056 per month, or $420,672 annually (net to the Trust of $26,292 per month, or $315,504 annually), and is subject to annual adjustment based on an oil and gas industry index.

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

During 2024, including fourth quarter, no trigger event occurred that would indicate a need for an impairment assessment. Accordingly, there was no impairment of the NPI as of December 31, 2024. Any impairment recorded for book purposes will not result in a deductible loss for tax purposes for the unitholders until the loss is recognized.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $61,100,449 was XTO Energy’s historical net book value of the interests on February 12, 1991, the date of the transfer to the Trust. Amortization of the net profits interests is calculated on a unit‑of‑production basis using proved reserves and is charged directly to trust corpus. Accumulated amortization was $58,667,105 as of December 31, 2024, and $58,428,866 as of December 31, 2023. Amortization of the NPI does not impact unitholder distributions or the determination of proved reserves.

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

Forward-Looking Statements

Certain information included in this annual report and other materials filed, or to be filed, by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the Trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements may concern, among other things, development activities, future development plans, increased density drilling, reserve-to-production ratios, future production, future net cash flows, maintenance projects, development, production, regulatory and other costs, oil and gas prices and expectations for future demand, the impact of inflation and economic downturns on economic activity, government policy and its impact on oil and gas prices and future demand, the development and competitiveness of alternative energy sources, pricing differentials, proved reserves, production levels, arbitration, litigation, liquidity, financing, political and regulatory matters, such as tax and environmental policy, climate policy, trade barriers, tariffs, sanctions, war and other political or security disturbances, and competition. Such forward-looking statements are based on XTO Energy’s and the Trustee’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “may,” “expects,” “intends,” “plans,” “projects,” “anticipates,” “predicts,” “believes,” “goals,” “estimates,” “should,” “could,” “would,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual financial and operational results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. Some of the risk factors that could cause actual results to differ materially are explained in Item 1A. Risk Factors.

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

Report of Independent Registered Public Accounting Firm

To the Unitholders of Cross Timbers Royalty Trust and Argent Trust Company, as Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of Cross Timbers Royalty Trust (the “Trust”) as of December 31, 2024 and 2023, and the related statements of distributable income and of changes in trust corpus for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of December 31, 2024 and 2023, and its distributable income and its changes in trust corpus for the years then ended in conformity with the modified cash basis of accounting described in Note 2.

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

March 27, 2025

We have served as the Trust’s auditor since 2011.

Cross Timbers Royalty Trust

Statements of Assets, Liabilities and Trust Corpus

	December 31
	2024	2023
Assets
Cash and short-term investments	$1,369,379	$1,852,320
Interest to be received	4,211	5,062
Net profits interests in oil and gas properties - net (Notes 1 and 2)	2,433,344	2,671,583
	$3,806,934	$4,528,965
Liabilities and Trust Corpus
Distribution payable to unitholders	$373,590	$857,382
Expense reserve (a)	1,000,000	1,000,000
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	2,433,344	2,671,583
	$3,806,934	$4,528,965

(a)
Expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income. The reserve is currently funded at $1,000,000.

Statements of Distributable Income

	Year Ended December 31
	2024	2023
Net profits income	$6,563,177	$12,300,176
Interest income	60,253	63,897
Total income	6,623,430	12,364,073
Administration expense	945,612	816,185
Distributable income	$5,677,818	$11,547,888
Distributable income per unit (6,000,000 units)	$0.946303	$1.924648

Statements of Changes in Trust Corpus

	Year Ended December 31
	2024	2023
Trust corpus, beginning of year	$2,671,583	$2,961,955
Amortization of net profits interests	(238,239)	(290,372)
Distributable income	5,677,818	11,547,888
Distributions declared	(5,677,818)	(11,547,888)
Trust corpus, end of year	$2,433,344	$2,671,583

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

During 2024, including fourth quarter, no trigger event occurred that would indicate a need for an impairment assessment. Accordingly, there was no impairment of the NPI as of December 31, 2024. Any impairment recorded for book purposes will not result in a deductible loss by the unitholders for tax purposes until the loss is recognized.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $61,100,449 was XTO Energy’s historical net book value of the interests on February 12, 1991, the date of the transfer to the Trust. Amortization of the net profits interests is calculated on a unit‑of‑production basis using proved reserves and charged directly to trust corpus. Accumulated amortization was $58,667,105 as of December 31, 2024, and $58,428,866 as of December 31, 2023. Amortization of the NPI does not impact unitholder distributions or the determination of proved reserves.

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

All revenues from the Trust are from sources within Texas, Oklahoma or New Mexico. Because the Trust distributes all of its net income to unitholders, the Trust has not been taxed at the trust level in New Mexico or Oklahoma. While the Trust has not owed tax, the Trustee is required to file an Oklahoma income tax return reflecting the income and deductions of the Trust attributable to properties located in that state, along with a schedule that includes information regarding distributions to unitholders. Oklahoma and New Mexico tax the income of nonresidents from real property located within those states, and the Trust has been advised by counsel that such states will tax nonresidents on income from the net profits interests located in those states. Oklahoma and New Mexico also impose a corporate income tax that may apply to unitholders organized as corporations (subject to certain exceptions for S corporations and limited liability companies, depending on their treatment for federal income tax purposes).

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

During third quarter 2024, XTO Energy deducted a portion of the settlement costs arising from the Chieftain royalty class action settlement in its calculation of the net profits income payable to the Trust from the applicable net profits interests (Note 6). Thus, for unitholders, the portion of the settlement payment to the Chieftain royalty owner class borne by the Trust is reflected through a reduction in net profits income received from the Trust and thus in a reduction in the gross royalty income reported by and taxable to the unitholders.

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

In computing net proceeds for the 75% net profits interests (Note 3), XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This overhead charge at December 31, 2024, was approximately $50,443 per month, or $605,316 annually (net to the Trust of $37,832 per month, or $453,984 annually), and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of December 31, 2024, this charge was approximately $35,056 per month, or $420,672 annually (net to the Trust of $26,292 per month, or $315,504 annually), and is subject to annual adjustment based on an oil and gas industry index.

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

The following summarizes excess costs activity, cumulative excess costs balances and accrued interest to be recovered by conveyance as calculated by XTO Energy:

	Underlying
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/23	$2,276,069	$—	$2,276,069
Net excess costs (recovery) for the quarter ended 3/31/24	216,456	724,327	940,783
Net excess costs (recovery) for the quarter ended 6/30/24	80,661	(532,024)	(451,363)
Net excess costs (recovery) for the quarter ended 9/30/24	240,005	(192,303)	47,702
Net excess costs (recovery) for the quarter ended 12/31/24	327,715	—	327,715
Cumulative excess costs remaining at 12/31/24	3,140,906	—	3,140,906
Accrued interest at 12/31/24	1,115,426	—	1,115,426
Total remaining to be recovered at 12/31/24	$4,256,332	$—	$4,256,332

	NPI
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/23	$1,707,053	$—	$1,707,053
Net excess costs (recovery) for the quarter ended 3/31/24	162,341	543,245	705,586
Net excess costs (recovery) for the quarter ended 6/30/24	60,496	(399,018)	(338,522)
Net excess costs (recovery) for the quarter ended 9/30/24	180,004	(144,227)	35,777
Net excess costs (recovery) for the quarter ended 12/31/24	245,786	—	245,786
Cumulative excess costs remaining at 12/31/24	2,355,680	—	2,355,680
Accrued interest at 12/31/24	836,570	—	836,570
Total remaining to be recovered at 12/31/24	$3,192,250	$—	$3,192,250

For the year ended December 31, 2024, excess costs on properties underlying the Texas working interest conveyance increased by $864,837 ($648,628 net to the Trust). This includes net excess costs of $327,715 ($245,786 net to the Trust) for the quarter ended December 31, 2024.

For the year ended December 31, 2024, excess costs on properties underlying the Oklahoma working interest conveyance were fully recovered. In addition, recoveries of accrued interest were $11,427 ($8,571 net to the Trust), for the year ended December 31, 2024.

Underlying cumulative excess costs for the Texas working interest conveyance remaining as of December 31, 2024, totaled $4.3 million ($3.2 million net to the Trust), including accrued interest of $1.1 million ($0.8 million net to the Trust).

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

Oil prices used to determine the standardized measure were based on average realized oil prices of $72.96 per Bbl in 2024, and $74.88 per Bbl in 2023. The weighted average realized gas prices used to determine the standardized measure were $3.55 per Mcf in 2024, and $4.40 per Mcf in 2023.

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

Proved Reserves

	Net Profits Interests
	90% Net		75% Net				Underlying
	Profits Interests		Profits Interests		Total		Properties
(in thousands)	Oil	Gas	Oil	Gas	Oil	Gas	Oil	Gas
	(Bbls)	(Mcf)	(Bbls)	(Mcf)	(Bbls)	(Mcf)	(Bbls)	(Mcf)
Balance, December 31, 2022	349	14,808	389	130	738	14,938	1,813	16,901
Extensions, additions and discoveries	5	13	—	—	5	13	6	14
Revisions of prior estimates	(30)	(2,452)	(93)	3	(123)	(2,449)	(240)	(2,448)
Production	(54)	(1,452)	(18)	(1)	(72)	(1,453)	(192)	(1,774)
Balance, December 31, 2023	270	10,917	278	132	548	11,049	1,387	12,693
Extensions, additions and discoveries	5	44	—	—	5	44	6	49
Revisions of prior estimates	(14)	(3,037)	(22)	(6)	(36)	(3,043)	73	(3,191)
Production	(35)	(974)	(13)	—	(48)	(974)	(165)	(1,217)
Balance, December 31, 2024	226	6,950	243	126	469	7,076	1,301	8,334

Extensions, additions and discoveries of proved gas reserves are primarily because of development in the Mid-Continent area. Revisions of prior estimates are primarily related to changes in prices and costs.

Proved Developed Reserves

	Net Profits Interests
	90% Net		75% Net				Underlying
	Profits Interests		Profits Interests		Total		Properties
(in thousands)	Oil	Gas	Oil	Gas	Oil	Gas	Oil	Gas
	(Bbls)	(Mcf)	(Bbls)	(Mcf)	(Bbls)	(Mcf)	(Bbls)	(Mcf)
December 31, 2023	270	10,917	278	132	548	11,049	1,387	12,693
December 31, 2024	226	6,950	243	126	469	7,076	1,301	8,334

Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	90% Net		75% Net
	Profits Interests		Profits Interests		Total
(in thousands)	December 31,		December 31,		December 31,
	2024	2023	2024	2023	2024	2023
Net Profits Interests
Future cash inflows	$38,435	$66,492	$18,922	$21,966	$57,357	$88,458
Future production taxes	(3,343)	(5,977)	(1,362)	(1,581)	(4,705)	(7,558)
Future net cash flows	35,092	60,515	17,560	20,385	52,652	80,900
10% discount factor	(14,234)	(27,429)	(7,088)	(8,768)	(21,322)	(36,197)
Standardized measure	$20,858	$33,086	$10,472	$11,617	$31,330	$44,703

Underlying Properties
Future cash inflows					$124,574	$159,668
Future costs					(62,171)	(65,250)
Future net cash flows					62,403	94,418
10% discount factor					(25,252)	(42,157)
Standardized measure					$37,151	$52,261

Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	90% Net		75% Net
(in thousands)	Profits Interests		Profits Interests		Total
	2024	2023	2024	2023	2024	2023
Net Profits Interests
Standardized measure, January 1	$33,086	$73,493	$11,617	$19,406	$44,703	$92,899
Extensions, additions and discoveries	319	273	—	—	319	273
Accretion of discount	2,846	6,262	1,049	1,799	3,895	8,061
Revisions of prior estimates, changes in price and other	(9,715)	(35,897)	(1,309)	(8,334)	(11,024)	(44,231)
Net profits income	(5,677)	(11,045)	(886)	(1,254)	(6,563)	(12,299)
Standardized measure, December 31	$20,859	$33,086	$10,471	$11,617	$31,330	$44,703

Underlying Properties
Standardized measure, January 1					$52,261	$107,498
Revisions:
Prices and costs					(11,152)	(44,236)
Quantity estimates					193	(5,510)
Accretion of discount					4,512	9,264
Future development costs					(1,510)	(1,062)
Other					(18)	(50)
Net revisions					(7,975)	(41,594)
Extensions, additions and discoveries					354	303
Production					(8,999)	(15,008)
Development costs					1,510	1,062
Net change					(15,110)	(55,237)
Standardized measure, December 31					$37,151	$52,261

9.
Quarterly Financial Data (Unaudited)

The following is a summary of net profits income, distributable income and distributable income per unit by quarter for 2024 and 2023:

	Net Profits	Distributable	Distributable
	Income	Income	Income per Unit
2024
First Quarter	$1,837,741	$1,493,214	$0.248869
Second Quarter	1,564,871	1,345,758	0.224293
Third Quarter	1,697,724	1,521,252	0.253542
Fourth Quarter	1,462,841	1,317,594	0.219599
	$6,563,177	$5,677,818	$0.946303
2023
First Quarter	$3,912,704	$3,639,198	$0.606533
Second Quarter	3,163,059	3,040,614	0.506769
Third Quarter	2,676,180	2,451,192	0.408532
Fourth Quarter	2,548,233	2,416,884	0.402814
	$12,300,176	$11,547,888	$1.924648

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

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control – Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The Trust has no directors or officers, and as a result, no such persons adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the most recent fiscal quarter.

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

(b)

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires that directors, officers, and beneficial owners of more than 10 percent of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. To the Trustee’s knowledge, based solely on the information furnished to the Trustee, the Trustee is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the Trust units of beneficial interest during and for the year ended December 31, 2024.

(c)

Code of Ethics. Because the Trust has no employees, it does not have a code of ethics. Employees of the Trustee, Argent Trust Company, must comply with the company’s code of ethics which may be found at www.argentfinancial.com.

(d)	Insider Trading Policy. Because the Trust does not have officers, directors, or employees, it has not adopted insider trading policies and procedures governing the purchase, sale and/or disposition of Trust securities by such persons.

ITEM 11. EXECUTIVE COMPENSATION

(a)

Compensation Committee Interlocks and Insider Participation/Compensation Committee Report. The Trust has no officers or directors and is administered by a trustee. The Trust does not have a compensation committee or maintain any equity compensation plans and there are no units reserved for issuance under such plans.

(b)	Compensation of the Trustee. The Trustee received the following annual compensation for the fiscal years ended December 31, 2023, through December 31, 2024, as specified in the Trust indenture:

	2024	2023
Argent Trust Company, Trustee (1)	$95,561	$98,795

(1)
Under the Trust indenture, the trustee is entitled to an administrative fee of: (i) 1/20 of 1 percent of the first $100 million of the annual gross revenue of the Trust, and 1/30 of 1 percent of the annual gross revenue of the Trust in excess of $100 million, and (ii) trustee’s standard hourly rates for time in excess of 300 hours annually.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

(a)	Equity Compensation Plans and Trust Repurchases. The Trust has no equity compensation plans. The Trust has not repurchased any units during the fourth quarter of fiscal 2024.
(b)	Security Ownership of Certain Beneficial Owners. The Trustee is not aware of any person who beneficially owns more than 5 percent of the outstanding units.
(c)

Security Ownership of Management. The Trust has no directors or executive officers. Argent Trust Company, the Trustee, held as of March 10, 2025, an aggregate of 4,452 units in various fiduciary capacities, and it had sole voting and investment power with respect to all such units.

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

In computing net proceeds for the 75% net profits interests (Note 3), XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This overhead charge at December 31, 2024, was approximately $50,443 per month, or $605,316 annually (net to the Trust of $37,832 per month, or $453,984 annually), and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of December 31, 2024, this charge was approximately $35,056 per month, or $420,672 annually (net to the Trust of $26,292 per month, or $315,504 annually), and is subject to annual adjustment based on an oil and gas industry index.

On June 25, 2010, XTO Energy became a wholly owned subsidiary of Exxon Mobil Corporation.

As of March 10, 2025, XTO Energy did not own any units.

See Item 11. Executive Compensation, for the remuneration received by the Trustee for the fiscal years ended December 31, 2023, through December 31, 2024.

As noted in Item 10. Directors, Executive Officers and Corporate Governance, the Trust has no directors, executive officers, audit committee, audit committee financial expert, compensation committee or nominating committee. The Trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2024 and 2023 are:

	2024	2023
Audit fees-PwC	$229,000	$223,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$229,000	$223,000

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
Report of Independent Registered Public Accounting Firm
Statements of Assets, Liabilities and Trust Corpus at December 31, 2024 and 2023
Statements of Distributable Income for the years ended December 31, 2024 and 2023
Statements of Changes in Trust Corpus for the years ended December 31, 2024 and 2023
Notes to Financial Statements
	2.	Financial Statement Schedules
Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.
	3.	Exhibits
(4) (a)

Cross Timbers Royalty Trust Indenture amended and restated on January 13, 1992 by NationsBank, N.A., as Trustee, heretofore filed as Exhibit 3.1 to the Trust’s Registration Statement No. 33-44385 filed with the Securities and Exchange Commission on February 19, 1992, is incorporated herein by reference. (P)

(b)

Amendment No. 1 to Amended and Restated Royalty Trust Indenture, dated October 13, 2022, of Cross Timbers Royalty Trust, heretofore filed as Exhibit 4.1 to the Trust’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on October 14, 2022, is incorporated herein by reference.

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

(23)	Consent of Miller and Lents, Ltd.
(31)	Rule 13a-14(a)/15d-14(a) Certification
(32)	Section 1350 Certification
(97)	Cross Timbers Royalty Trust Executive Officer Compensation Recovery Policy, is incorporated herein by reference.
(99.1)	Miller and Lents, Ltd. Report

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

CROSS TIMBERS ROYALTY TRUST
By ARGENT TRUST COMPANY, TRUSTEE

	By	/s/ NANCY WILLIS
Nancy Willis
Director of Royalty Trust Services

EXXON MOBIL CORPORATION

Date: March 27, 2025	By	/s/ KRISTY WALKER
Kristy Walker
Unconventional Finance General Manager

(The Trust has no directors or executive officers.)