Form 10-Q
period 2025-03-31
CROSS TIMBERS ROYALTY TRUST
filed 2025-05-14
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of May 14, 2025

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

CROSS TIMBERS ROYALTY TRUST

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Unless specified otherwise, all amounts included herein are presented in U.S. dollars. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10‑K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at March 31, 2025, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2025 and 2024, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	March 31, 2025	December 31, 2024
ASSETS

Cash and short-term investments	$1,936,621	$1,369,379

Interest to be received	3,729	4,211

Net profits interests in oil and gas properties - net (Note 1)	2,346,714	2,433,344

	$4,287,064	$3,806,934

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$940,350	$373,590

Expense reserve (a)	1,000,000	1,000,000

Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	2,346,714	2,433,344

	$4,287,064	$3,806,934

(a)
Expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income. The reserve is currently funded at $1,000,000.

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended March 31
	2025	2024
Net profits income	$2,053,394	$1,837,741

Interest income	12,006	16,973

Total income	2,065,400	1,854,714

Administration expense	281,462	361,500

Distributable income	$1,783,938	$1,493,214

Distributable income per unit (6,000,000 units)	$0.297323	$0.248869

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended March 31
	2025	2024
Trust corpus, beginning of period	$2,433,344	$2,671,583

Amortization of net profits interests	(86,630)	(51,066)

Distributable income	1,783,938	1,493,214

Distributions declared	(1,783,938)	(1,493,214)

Trust corpus, end of period	$2,346,714	$2,620,517

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

During the first quarter of 2025, no trigger event occurred that would indicate a need for an impairment assessment. Accordingly, there was no impairment of the NPI as of March 31, 2025. Any impairment recorded for book purposes would not result in a loss for tax purposes for the unitholders until the loss is recognized.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the Trust. Amortization of the net profits interests is calculated on a unit‑of‑production basis using proved reserves and is charged directly to trust corpus. Accumulated amortization was $58,753,735 as of March 31, 2025, and $58,667,105 as of December 31, 2024. Amortization of the NPI does not impact unitholder distributions.

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

3.
Contingencies

Several states have enacted legislation requiring state income tax withholding from payments made to nonresident recipients of oil and gas proceeds. After consultation with its tax counsel, the Trustee believes that it is not required to withhold on payments made to the unitholders. However, regulations are subject to change by the various states, which could change this conclusion. Should amounts be withheld on payments made to the Trust or the unitholders, distributions to the unitholders would be reduced by the required amount, subject to the filing of a claim for refund or credit (to the extent available) by the Trust or unitholders for such amount.

4.
Excess Costs

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from other conveyances.

The following summarizes excess costs activity, cumulative excess costs balances and accrued interest to be recovered by conveyance as calculated by XTO Energy:

	Underlying
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/24	$3,140,906	$-	$3,140,906
Net excess costs (recovery) for the quarter ended 3/31/25	66,655	-	66,655
Cumulative excess costs remaining at 3/31/25	3,207,561	-	3,207,561
Accrued interest at 3/31/25	1,195,216	-	1,195,216
Total remaining to be recovered at 3/31/25	$4,402,777	$-	$4,402,777

	NPI
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/24	$2,355,680	$-	$2,355,680
Net excess costs (recovery) for the quarter ended 3/31/25	49,991	-	49,991
Cumulative excess costs remaining at 3/31/25	2,405,671	-	2,405,671
Accrued interest at 3/31/25	896,412	-	896,412
Total remaining to be recovered at 3/31/25	$3,302,083	$-	$3,302,083

For the quarter ended March 31, 2025, excess costs were $66,655 ($49,991 net to the Trust) on properties underlying the Texas working interest net profits interests.

Underlying cumulative excess costs for the Texas working interest conveyance remaining as of March 31, 2025, totaled $4.4 million ($3.3 million net to the Trust), including accrued interest of $1.2 million ($0.9 million net to the Trust).

5.
Related Party Transactions

In computing net proceeds for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This monthly overhead charge as of March 31, 2025, was $50,442 ($37,832 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of March 31, 2025, this monthly charge was approximately $34,421 ($25,815 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index. Other than this property, XTO Energy and ExxonMobil do not operate or control any of the properties underlying the 75% net profits interests.

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

7.
Subsequent Events

As filed on Form 8-K on April 17, 2025, in accordance with Section 3.08 of the Cross Timbers Royalty Trust Indenture, the Trustee withheld $50,000 from the Trust's April distribution to increase the amount of cash in the expense reserve. The Trustee intends to continue to withhold $50,000 from distributable funds per month until the expense reserve has reached $1,500,000.

Item 2. Trustee’s Discussion and Analysis

The following discussion should be read in conjunction with the Trustee’s discussion and analysis contained in the Trust’s 2024 Annual Report on Form 10-K, as well as the condensed financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The Trust’s Annual Report on Form 10-K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8-K and all amendments to those reports are available on the Trust’s website at www.crt-crosstimbers.com.

Distributable Income

For the quarter ended March 31, 2025, net profits income was $2,053,394 compared to $1,837,741 for first quarter 2024. This 12 percent increase in net profits income is primarily the result of decreased development costs ($0.7 million), increased oil and gas production ($0.3 million), and decreased taxes, transportation and other costs ($0.1 million), partially offset by net excess costs activity ($0.6 million), and lower oil and gas prices ($0.3 million). See “Net Profits Income” below.

After considering interest income of $12,006 and administration expense of $281,462, distributable income for the quarter ended March 31, 2025, was $1,783,938, or $0.297323 per unit of beneficial interest. Administration expense for the quarter decreased $80,038 from the prior year quarter, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, expense reserve, and interest rates. For first quarter 2024, distributable income was $1,493,214, or $0.248869 per unit.

Distributions to unitholders for the quarter ended March 31, 2025, were:

Record Date	Payment Date	Distribution per Unit
January 31, 2025	February 14, 2025	$0.095045
February 28, 2025	March 14, 2025	0.045553
March 31, 2025	April 14, 2025	0.156725
		$0.297323

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

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months Ended
	March 31 (a)		Increase
	2025	2024	(Decrease)
Sales Volumes
Oil (Bbls) (b)
Underlying properties	44,370	42,662	4%
Average per day	482	464	4%
Net profits interests	17,383	14,825	17%

Gas (Mcf) (b)
Underlying properties	300,843	253,799	19%
Average per day	3,270	2,759	19%
Net profits interests	247,526	208,708	19%

Average Sales Prices
Oil (per Bbl)	$70.48	$75.30	(6%)
Gas (per Mcf)	$4.11	$4.57	(10%)

Revenues
Oil sales	$3,127,387	$3,212,363	(3%)
Gas sales	1,235,336	1,159,078	7%
Total Revenues	4,362,723	4,371,441	(0%)

Costs
Taxes, transportation and other	422,062	537,506	(21%)
Production expense (c)	1,549,120	1,565,161	(1%)
Development costs	131,242	1,113,069	(88%)
Excess costs (d)	(66,655)	(940,783)	(93%)
Total Costs	2,035,769	2,274,953	(11%)

Net Proceeds	$2,326,954	$2,096,488	11%

Net Profits Income	$2,053,394	$1,837,741	12%

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
(d)
See Note 4 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from first quarter 2024 to first quarter 2025:

Sales Volumes

Oil

Oil sales volumes increased 4 percent from first quarter 2024 to first quarter 2025 primarily due to timing of cash receipts, partially offset by natural production decline.

Gas

Gas sales volumes increased 19 percent from first quarter 2024 to first quarter 2025 primarily because of timing of cash receipts, partially offset by natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6 to 8 percent a year.

Sales Prices

Oil

The average oil price decreased 6 percent to $70.48 per Bbl for first quarter 2025.

Gas

The average gas price decreased 10 percent to $4.11 per Mcf for first quarter 2025.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs decreased 21 percent for first quarter 2025 primarily because of decreased gas deductions, decreased oil severance taxes on lower revenues, and decreased property taxes.

Production Expense

Production expense decreased 1 percent for first quarter 2025 primarily because of decreased field and miscellaneous non-operated costs, partially offset by increased repairs and maintenance, labor, and processing costs.

Development Costs

Development costs related to properties underlying the 75% net profits interests decreased 88 percent for first quarter 2025 primarily because of the absence of costs for drilling activity that occurred in the second half of 2023 for the Hewitt Unit.

Excess Costs

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from any other conveyance. Underlying cumulative excess costs for the Texas working interest conveyance remaining as of March 31, 2025, totaled $4.4 million ($3.3 million net to the Trust), including accrued interest of $1.2 million ($0.9 million net to the Trust). For further information on excess costs, see Note 4 to Condensed Financial Statements.

Contingencies

For information on contingencies, see Note 3 to Condensed Financial Statements.

Forward-Looking Statements

Certain information included in this Quarterly Report and other materials filed, or to be filed, by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the Trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements are based on XTO Energy’s and the Trustee’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “may,” “expects,” “intends,” “plans,” “believes,” “estimates,” “should,” “could,” “would,” and similar words that convey the uncertainty of future events. Such forward-looking statements may concern, among other things, development activities, future development plans by area, increased density drilling, reserve-to-production ratios, future production, future net cash flows, maintenance projects, development, production, regulatory and other costs, oil and gas prices and expectations for future demand, the impact of inflation and economic downturns on economic activity, government policy and its impact on oil and gas prices and future demand, the development and competitiveness of alternative energy sources, pricing differentials, proved reserves, production levels, expense reserve budgets, availability of financing, arbitration, litigation, liquidity, financing, political and regulatory matters, such as tax and environmental policy, climate policy, trade barriers, tariffs, sanctions, competition, war and other political or security disturbances. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict, including those detailed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024, which is incorporated by this reference as though fully set forth herein. Therefore, actual financial and operational results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. XTO Energy and the Trustee assume no duty to update these statements as of any future date.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 5. Other Information

The Trust does not have any directors or officers, and as a result, no such persons adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S‑K, during the most recent fiscal quarter.

Item 6. Exhibits

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 1A, 7 and 7A to the Annual Report on Form 10-K for Cross Timbers Royalty Trust filed with the Securities and Exchange Commission on March 27, 2025 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSS TIMBERS ROYALTY TRUST
By ARGENT TRUST COMPANY, TRUSTEE

By	/s/ NANCY WILLIS
Nancy Willis
Director of Royalty Trust Services

EXXON MOBIL CORPORATION

Date: May 14, 2025	By	/s/ KRISTY WALKER
Kristy Walker
Unconventional Finance General Manager

(The Trust has no directors or executive officers.)