Form 10-Q
period 2025-06-30
CROSS TIMBERS ROYALTY TRUST
filed 2025-08-13
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of August 13, 2025

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

CROSS TIMBERS ROYALTY TRUST

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Unless specified otherwise, all amounts included herein are presented in U.S. dollars. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10‑K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at June 30, 2025, and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2025 and 2024, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	June 30, 2025	December 31, 2024
ASSETS

Cash and short-term investments	$1,361,234	$1,369,379

Interest to be received	3,860	4,211

Net profits interests in oil and gas properties - net (Note 1)	2,290,044	2,433,344

	$3,655,138	$3,806,934

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$215,094	$373,590

Expense reserve (a)	1,150,000	1,000,000

Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	2,290,044	2,433,344

	$3,655,138	$3,806,934

(a)
Expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income. The reserve is currently funded at $1,150,000.

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Net profits income	$1,293,766	$1,564,871	$3,347,160	$3,402,612

Interest income	11,982	15,173	23,988	32,146

Total income	1,305,748	1,580,044	3,371,148	3,434,758

Administration expense	263,200	234,286	544,662	595,786

Expense reserve	150,000	—	150,000	—

Distributable income	$892,548	$1,345,758	$2,676,486	$2,838,972

Distributable income per unit (6,000,000 units)	$0.148758	$0.224293	$0.446081	$0.473162

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Trust corpus, beginning of period	$2,346,714	$2,620,517	$2,433,344	$2,671,583

Amortization of net profits interests	(56,670)	(69,792)	(143,300)	(120,858)

Distributable income	892,548	1,345,758	2,676,486	2,838,972

Distributions declared	(892,548)	(1,345,758)	(2,676,486)	(2,838,972)

Trust corpus, end of period	$2,290,044	$2,550,725	$2,290,044	$2,550,725

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

Impairment of Net Profits Interests

The Trustee reviews the Trust’s net profits interests (“NPI”) in oil and gas properties for impairment whenever events or circumstances indicate that the carrying value of the NPI may not be recoverable. In general, the Trustee does not view temporarily low prices as an indication of impairment. The markets for crude oil and natural gas have a history of significant price volatility, and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. If events and circumstances indicate the carrying value may not be recoverable, the Trustee would use the estimated undiscounted future net cash flows from the NPI to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the NPI are less than the NPI carrying value, the Trust would recognize an impairment loss for the difference between the NPI carrying value and the estimated fair value of the NPI. The determination as to whether the NPI is impaired requires a significant amount of judgment by the Trustee and is based on the best information available to the Trustee at the time of the evaluation, including commodity pricing and other information provided by XTO Energy such as estimates of future production and development and operating expenses.

During the second quarter of 2025, no trigger event occurred that would indicate a need for an impairment assessment. Accordingly, there was no impairment of the NPI as of June 30, 2025. Any impairment recorded for book purposes would not result in a loss for tax purposes for the unitholders until the loss is recognized.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the Trust. Amortization of the net profits interests is calculated on a unit‑of‑production basis using proved reserves and is charged directly to trust corpus. Accumulated amortization was $58,810,405 as of June 30, 2025, and $58,667,105 as of December 31, 2024. Amortization of the NPI does not impact unitholder distributions.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The legislation introduces several significant federal income tax changes, including the permanent extension of the income tax rates established by the Tax Cuts and Jobs Act, the continued suspension of miscellaneous itemized deductions, and the reinstatement of favorable tax treatment for certain business provisions. The OBBBA contains multiple effective dates, with some provisions taking effect in 2025 and others phased in through 2027. Unitholders are encouraged to consult their own tax advisor regarding the potential income tax consequences of the OBBBA and its impact on their ownership of Trust units.

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

The following summarizes excess costs activity, cumulative excess costs balances and accrued interest to be recovered by conveyance as calculated by XTO Energy:

	Underlying
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/24	$3,140,906	$—	$3,140,906
Net excess costs (recovery) for the quarter ended 3/31/25	66,655	—	66,655
Net excess costs (recovery) for the quarter ended 6/30/25	297,144	71,926	369,070
Cumulative excess costs remaining at 6/30/25	3,504,705	71,926	3,576,631
Accrued interest at 6/30/25	1,281,125	—	1,281,125
Total remaining to be recovered at 6/30/25	$4,785,830	$71,926	$4,857,756

	NPI
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/24	$2,355,680	$—	$2,355,680
Net excess costs (recovery) for the quarter ended 3/31/25	49,991	—	49,991
Net excess costs (recovery) for the quarter ended 6/30/25	222,858	53,945	276,803
Cumulative excess costs remaining at 6/30/25	2,628,529	53,945	2,682,474
Accrued interest at 6/30/25	960,844	—	960,844
Total remaining to be recovered at 6/30/25	$3,589,373	$53,945	$3,643,318

For the quarter ended June 30, 2025, excess costs were $297,144 ($222,858 net to the Trust) on properties underlying the Texas working interest net profits interests.

For the quarter ended June 30, 2025, excess costs were $71,926 ($53,945 net to the Trust) on properties underlying the Oklahoma working interest net profits interests.

Underlying cumulative excess costs for the Texas and Oklahoma working interest conveyances remaining as of June 30, 2025, totaled $4.9 million ($3.6 million net to the Trust), including accrued interest of $1.3 million ($1.0 million net to the Trust).

5.
Related Party Transactions

In computing net proceeds for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This monthly overhead charge as of June 30, 2025, was $53,620 ($40,215 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of June 30, 2025, this monthly charge was approximately $37,949 ($28,462 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index. Other than this property, XTO Energy and ExxonMobil do not operate or control any of the properties underlying the 75% net profits interests.

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

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

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

Distributable Income

Quarter

For the quarter ended June 30, 2025, net profits income was $1,293,766 compared to $1,564,871 for second quarter 2024. This 17 percent decrease in net profits income is primarily the result of decreased oil and gas production ($1.0 million), lower oil prices ($0.4 million), and increased production expenses ($0.3 million), partially offset by net excess costs activity ($0.6 million), higher gas prices ($0.5 million), decreased development costs ($0.2 million), and decreased taxes, transportation and other costs ($0.1 million). See “Net Profits Income” below.

After adding interest income of $11,982, deducting administration expense of $263,200, and increasing the expense reserve $150,000, distributable income for the quarter ended June 30, 2025, was $892,548, or $0.148758 per unit of beneficial interest. Administration expense for the quarter increased $28,914 from the prior year quarter, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, expense reserve, and interest rates. For second quarter 2024, distributable income was $1,345,758, or $0.224293 per unit.

Distributions to unitholders for the quarter ended June 30, 2025, were:

Record Date	Payment Date	Distribution per Unit
April 30, 2025	May 14, 2025	$0.032110
May 30, 2025	June 13, 2025	0.080799
June 30, 2025	July 15, 2025	0.035849
		$0.148758

Six Months

For the six months ended June 30, 2025, net profits income was $3,347,160 compared to $3,402,612 for the same 2024 period. This 2 percent decrease in net profits income is primarily the result of decreased oil and gas production ($0.6 million), lower oil prices ($0.5 million), and increased production expenses ($0.3 million), partially offset by decreased development costs ($1.0 million), higher gas prices ($0.2 million), and decreased taxes, transportation and other costs ($0.1 million). See “Net Profits Income” below.

After adding interest income of $23,988, deducting administration expense of $544,662, and increasing the expense reserve $150,000, distributable income for the six months ended June 30, 2025, was $2,676,486, or $0.446081 per unit of beneficial interest. Administration expense for the six months ended June 30, 2025, decreased $51,124 from the prior year six-month period, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, expense reserve, and interest rates. For the six months ended June 30, 2024, distributable income was $2,838,972, or $0.473162 per unit.

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

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months Ended			Six Months Ended
	June 30 (a)		Increase	June 30 (a)		Increase
	2025	2024	(Decrease)	2025	2024	(Decrease)
Sales Volumes
Oil (Bbls) (b)
Underlying properties	35,811	43,522	(18%)	80,181	86,184	(7%)
Average per day	402	484	(17%)	443	474	(7%)
Net profits interests	8,518	8,304	3%	25,901	23,129	12%

Gas (Mcf) (b)
Underlying properties	216,440	335,263	(35%)	517,283	589,062	(12%)
Average per day	2,405	3,684	(35%)	2,842	3,219	(12%)
Net profits interests	161,878	285,184	(43%)	409,404	493,892	(17%)

Average Sales Prices
Oil (per Bbl)	$66.79	$77.24	(14%)	$68.84	$76.28	(10%)
Gas (per Mcf)	$5.54	$4.04	37%	$4.71	$4.26	11%

Revenues
Oil sales	$2,391,955	$3,361,489	(29%)	$5,519,342	$6,573,852	(16%)
Gas sales	1,199,821	1,353,167	(11%)	2,435,157	2,512,245	(3%)
Total Revenues	3,591,776	4,714,656	(24%)	7,954,499	9,086,097	(12%)

Costs
Taxes, transportation and other	396,510	471,097	(16%)	818,572	1,008,603	(19%)
Production expense (c)	2,088,471	1,689,436	24%	3,637,591	3,254,597	12%
Development costs	23,171	364,014	(94%)	154,413	1,477,083	(90%)
Excess costs (d)	(369,070)	451,363	(182%)	(435,725)	(489,420)	(11%)
Total Costs	2,139,082	2,975,910	(28%)	4,174,851	5,250,863	(20%)

Net Proceeds	$1,452,694	$1,738,746	(16%)	$3,779,648	$3,835,234	(1%)

Net Profits Income	$1,293,766	$1,564,871	(17%)	$3,347,160	$3,402,612	(2%)

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
(d)
See Note 4 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from second quarter 2024 to second quarter 2025 and from the first six months of 2024 to the comparable period in 2025:

Sales Volumes

Oil

Oil sales volumes decreased 18 percent for the second quarter and decreased 7 percent for the six-month period primarily due to the timing of cash receipts and natural production decline.

Gas

Gas sales volumes decreased 35 percent for the second quarter and decreased 12 percent for the six-month period primarily because of the absence of out-of-period revenues related to non-operated properties in the Oklahoma royalty interest net profits interests and natural production decline, partially offset by the timing of cash receipts.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6 to 8 percent a year.

Sales Prices

Oil

The average oil price for the second quarter decreased 14 percent to $66.79 per Bbl and for the six-month period decreased 10 percent to $68.84 per Bbl.

Gas

Gas prices for the second quarter increased 37 percent to $5.54 per Mcf and for the six-month period increased 11 percent to $4.71 per Mcf.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs decreased 16 percent for the second quarter primarily because of decreased oil and gas severance taxes on lower revenues and decreased property taxes, partially offset by increased gas deductions. Taxes, transportation and other costs decreased 19 percent for the six-month period primarily because of decreased oil and gas severance taxes and gas deductions on lower revenues and decreased property taxes.

Production Expense

Production expense increased 24 percent for the second quarter primarily because of increased gas processing costs, labor, miscellaneous non-operated costs, and power and fuel costs, partially offset by decreased repairs and maintenance. Production expense increased 12 percent for the six-month period primarily because of increased labor, gas processing costs, repairs and maintenance, power and fuel, and chemical costs, partially offset by decreased field costs.

Development Costs

Development costs related to properties underlying the 75% net profits interests decreased 94 percent for the second quarter and 90 percent for the six-month period primarily because of the absence of costs for drilling activity that occurred in the second half of 2023 for the Hewitt Unit.

Excess Costs

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from any other conveyance. Underlying cumulative excess costs for the Texas and Oklahoma working interest conveyances remaining as of June 30, 2025, totaled $4.9 million

($3.6 million net to the Trust), including accrued interest of $1.3 million ($1.0 million net to the Trust). For further information on excess costs, see Note 4 to Condensed Financial Statements.

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

CROSS TIMBERS ROYALTY TRUST
By ARGENT TRUST COMPANY, TRUSTEE

By	/s/ NANCY WILLIS
Nancy Willis
Director of Royalty Trust Services

EXXON MOBIL CORPORATION

Date: August 13, 2025	By	/s/ KRISTY WALKER
Kristy Walker
Unconventional Finance General Manager

(The Trust has no directors or executive officers.)