Form 10-Q
period 2025-09-30
CROSS TIMBERS ROYALTY TRUST
filed 2025-11-13
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of November 13, 2025

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

CROSS TIMBERS ROYALTY TRUST

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Unless specified otherwise, all amounts included herein are presented in U.S. dollars. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10‑K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at September 30, 2025, and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2025 and 2024, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	September 30, 2025	December 31, 2024
ASSETS

Cash and short-term investments	$1,486,143	$1,369,379

Interest to be received	4,375	4,211

Net profits interests in oil and gas properties - net (Note 1)	2,233,097	2,433,344

	$3,723,615	$3,806,934

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$190,518	$373,590

Expense reserve (a)	1,300,000	1,000,000

Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	2,233,097	2,433,344

	$3,723,615	$3,806,934

(a)
Expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income. The reserve is currently funded at $1,300,000.

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Net profits income	$761,552	$1,697,724	$4,108,712	$5,100,336

Interest income	12,729	14,464	36,717	46,610

Total income	774,281	1,712,188	4,145,429	5,146,946

Administration expense	170,963	190,936	715,625	786,722

Expense reserve	150,000	—	300,000	—

Distributable income	$453,318	$1,521,252	$3,129,804	$4,360,224

Distributable income per unit (6,000,000 units)	$0.075553	$0.253542	$0.521634	$0.726704

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Trust corpus, beginning of period	$2,290,044	$2,550,725	$2,433,344	$2,671,583

Amortization of net profits interests	(56,947)	(72,750)	(200,247)	(193,608)

Distributable income	453,318	1,521,252	3,129,804	4,360,224

Distributions declared	(453,318)	(1,521,252)	(3,129,804)	(4,360,224)

Trust corpus, end of period	$2,233,097	$2,477,975	$2,233,097	$2,477,975

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

During the third quarter of 2025, no trigger event occurred that would indicate a need for an impairment assessment. Accordingly, there was no impairment of the NPI as of September 30, 2025. Any impairment recorded for book purposes would not result in a loss for tax purposes for the unitholders until the loss is recognized.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the Trust. Amortization of the net profits interests is calculated on a unit‑of‑production basis using proved reserves and is charged directly to trust corpus. Accumulated amortization was $58,867,352 as of September 30, 2025, and $58,667,105 as of December 31, 2024. Amortization of the NPI does not impact unitholder distributions.

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

The following summarizes excess costs activity, cumulative excess costs balances and accrued interest to be recovered by conveyance as calculated by XTO Energy:

	Underlying
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/24	$3,140,906	$—	$3,140,906
Net excess costs (recovery) for the quarter ended 3/31/25	66,655	—	66,655
Net excess costs (recovery) for the quarter ended 6/30/25	297,144	71,926	369,070
Net excess costs (recovery) for the quarter ended 9/30/25	250,251	(71,926)	178,325
Cumulative excess costs remaining at 9/30/25	3,754,956	—	3,754,956
Accrued interest at 9/30/25	1,372,997	—	1,372,997
Total remaining to be recovered at 9/30/25	$5,127,953	$—	$5,127,953

	NPI
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/24	$2,355,680	$—	$2,355,680
Net excess costs (recovery) for the quarter ended 3/31/25	49,991	—	49,991
Net excess costs (recovery) for the quarter ended 6/30/25	222,858	53,945	276,803
Net excess costs (recovery) for the quarter ended 9/30/25	187,689	(53,945)	133,744
Cumulative excess costs remaining at 9/30/25	2,816,218	—	2,816,218
Accrued interest at 9/30/25	1,029,748	—	1,029,748
Total remaining to be recovered at 9/30/25	$3,845,966	$—	$3,845,966

For the quarter ended September 30, 2025, excess costs were $250,251 ($187,689 net to the Trust) on properties underlying the Texas working interest net profits interests.

For the quarter ended September 30, 2025, excess costs of $71,926 ($53,945 net to the Trust) and accrued interest of $1,403 ($1,053 net to the Trust) were recovered on properties underlying the Oklahoma working interest net profits interests.

Underlying cumulative excess costs for the Texas working interest conveyance remaining as of September 30, 2025, totaled $5.1 million ($3.8 million net to the Trust), including accrued interest of $1.4 million ($1.0 million net to the Trust).

5.
Related Party Transactions

In computing net proceeds for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This monthly overhead charge as of September 30, 2025, was $53,620 ($40,215 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of September 30, 2025, this monthly charge was approximately $37,696 ($28,272 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index. Other than this property, XTO Energy and ExxonMobil do not operate or control any of the properties underlying the 75% net profits interests.

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

Distributable Income

Quarter

For the quarter ended September 30, 2025, net profits income was $761,552 compared to $1,697,724 for third quarter 2024. This 55 percent decrease in net profits income is primarily the result of decreased oil and gas production ($1.0 million), and lower oil prices ($0.5 million), partially offset by decreased production expenses ($0.3 million), decreased taxes, transportation and other costs ($0.2 million), and net excess costs activity ($0.1 million). See “Net Profits Income” below.

After adding interest income of $12,729, deducting administration expense of $170,963, and increasing the expense reserve $150,000, distributable income for the quarter ended September 30, 2025, was $453,318, or $0.075553 per unit of beneficial interest. Administration expense for the quarter decreased $19,973 from the prior year quarter, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, expense reserve, and interest rates. For third quarter 2024, distributable income was $1,521,252, or $0.253542 per unit.

Distributions to unitholders for the quarter ended September 30, 2025, were:

Record Date	Payment Date	Distribution per Unit
July 31, 2025	August 14, 2025	$0.030376
August 29, 2025	September 15, 2025	0.013424
September 30, 2025	October 15, 2025	0.031753
		$0.075553

Nine Months

For the nine months ended September 30, 2025, net profits income was $4,108,712 compared to $5,100,336 for the same 2024 period. This 19 percent decrease in net profits income is primarily the result of decreased oil and gas production ($1.8 million), and lower oil prices ($1.0 million), partially offset by decreased development costs ($1.0 million), decreased taxes, transportation and other costs ($0.4 million), higher gas prices ($0.3 million), and net excess costs activity ($0.1 million). See “Net Profits Income” below.

After adding interest income of $36,717, deducting administration expense of $715,625, and increasing the expense reserve $300,000, distributable income for the nine months ended September 30, 2025, was $3,129,804, or $0.521634 per unit of beneficial interest. Administration expense for the nine months ended September 30, 2025, decreased $71,097 from the prior year nine-month period, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, expense reserve, and interest rates. For the nine months ended September 30, 2024, distributable income was $4,360,224, or $0.726704 per unit.

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

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months Ended			Nine Months Ended
	September 30 (a)		Increase	September 30 (a)		Increase
	2025	2024	(Decrease)	2025	2024	(Decrease)
Sales Volumes
Oil (Bbls) (b)
Underlying properties	32,418	40,764	(20%)	112,599	126,948	(11%)
Average per day	352	443	(21%)	412	463	(11%)
Net profits interests	5,242	11,975	(56%)	31,143	35,104	(11%)

Gas (Mcf) (b)
Underlying properties	207,244	391,443	(47%)	724,527	980,505	(26%)
Average per day	2,277	4,302	(47%)	2,654	3,578	(26%)
Net profits interests	162,675	297,357	(45%)	572,079	791,249	(28%)

Average Sales Prices
Oil (per Bbl)	$62.21	$77.54	(20%)	$66.93	$76.68	(13%)
Gas (per Mcf)	$3.65	$3.65	0%	$4.41	$4.02	10%

Revenues
Oil sales	$2,016,816	$3,160,814	(36%)	$7,536,157	$9,734,666	(23%)
Gas sales	757,370	1,427,583	(47%)	3,192,527	3,939,828	(19%)
Total Revenues	2,774,186	4,588,397	(40%)	10,728,684	13,674,494	(22%)

Costs
Taxes, transportation and other	340,641	567,122	(40%)	1,159,213	1,575,725	(26%)
Production expense (c)	1,745,826	2,092,642	(17%)	5,383,417	5,347,239	1%
Development costs	10,765	25,693	(58%)	165,178	1,502,776	(89%)
Excess costs (d)	(176,922)	(36,275)	388%	(612,647)	(525,695)	17%
Total Costs	1,920,310	2,649,182	(28%)	6,095,161	7,900,045	(23%)

Net Proceeds	$853,876	$1,939,215	(56%)	$4,633,523	$5,774,449	(20%)

Net Profits Income	$761,552	$1,697,724	(55%)	$4,108,712	$5,100,336	(19%)

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
(d)
See Note 4 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from third quarter 2024 to third quarter 2025 and from the first nine months of 2024 to the comparable period in 2025:

Sales Volumes

Oil

Oil sales volumes decreased 20 percent for the third quarter and decreased 11 percent for the nine-month period primarily due to the timing of cash receipts and natural production decline.

Gas

Gas sales volumes decreased 47 percent for the third quarter primarily due to the timing of cash receipts and natural production decline. Gas sales volumes decreased 26 percent for the nine-month period primarily because of the absence of out-of-period revenues related to non-operated properties in the Oklahoma royalty interest net profits interests, timing of cash receipts, and natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6 to 8 percent a year.

Sales Prices

Oil

The average oil price for the third quarter decreased 20 percent to $62.21 per Bbl and for the nine-month period decreased 13 percent to $66.93 per Bbl.

Gas

Gas prices for the third quarter were flat at $3.65 per Mcf and for the nine-month period increased 10 percent to $4.41 per Mcf.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs decreased 40 percent for the third quarter primarily because of decreased gas deductions and oil and gas severance taxes on lower revenues. Taxes, transportation and other costs decreased 26 percent for the nine-month period primarily because of decreased oil and gas severance taxes and gas deductions on lower revenues and decreased property taxes.

Production Expense

Production expense decreased 17 percent for the third quarter primarily because of decreased gas processing costs, repairs and maintenance, miscellaneous non-operated costs, and field costs, partially offset by increased labor charges and power and fuel costs. Production expense increased 1 percent for the nine-month period primarily because of increased labor charges and power and fuel costs, partially offset by decreased field costs, miscellaneous non-operated costs, and gas processing costs.

Development Costs

Development costs related to properties underlying the 75% net profits interests decreased 58 percent for the third quarter and 89 percent for the nine-month period primarily because of the absence of costs for drilling activity that occurred in the second half of 2023 for the Hewitt Unit.

Excess Costs

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from any other conveyance. Underlying cumulative excess costs for the Texas working interest conveyance remaining as of September 30, 2025, totaled $5.1 million ($3.8 million net to the Trust), including accrued interest of $1.4 million ($1.0 million net to the Trust). For further information on excess costs, see Note 4 to Condensed Financial Statements.

Contingencies

For information on contingencies, see Note 3 to Condensed Financial Statements.

Forward-Looking Statements

Certain information included in this Quarterly Report and other materials filed, or to be filed, by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the Trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements are based on XTO Energy’s and the Trustee’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “may,” “expects,” “intends,” “plans,” “believes,” “estimates,” “should,” “could,” “would,” and similar words that convey the uncertainty of future events. Such forward-looking statements may concern, among other things, development activities, future development plans by area, increased density drilling, reserve-to-production ratios, future production, future net cash flows, maintenance projects, development, production, regulatory and other costs, oil and gas prices and expectations for future demand, the impact of inflation and economic downturns on economic activity, government policy and its impact on oil and gas prices and future supply and demand, the development and competitiveness of alternative energy sources, pricing differentials, proved reserves, production levels, expense reserve budgets, availability of financing, arbitration, litigation, liquidity, financing, political and regulatory matters, such as tax and environmental policy, climate policy, trade barriers, tariffs, sanctions, competition, war and other political or security disturbances. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict, including those detailed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024, which is incorporated by this reference as though fully set forth herein. Therefore, actual financial and operational results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. XTO Energy and the Trustee assume no duty to update these statements as of any future date.

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

CROSS TIMBERS ROYALTY TRUST
By ARGENT TRUST COMPANY, TRUSTEE

By	/s/ NANCY WILLIS
Nancy Willis
Director of Royalty Trust Services

EXXON MOBIL CORPORATION

Date: November 13, 2025	By	/s/ DANIEL BATES
Daniel Bates
Unconventional Finance General Manager

(The Trust has no directors or executive officers.)