Form 10-K
period 2025-12-31
CROSS TIMBERS ROYALTY TRUST
filed 2026-03-27
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of units of beneficial interest held by non-affiliates of the registrant at June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $59.3 million.

The number of units of beneficial interest outstanding as of March 27, 2026, was 6,000,000.

CROSS TIMBERS ROYALTY TRUST

2025 ANNUAL REPORT ON FORM 10-K

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

On June 25, 2010, XTO Energy became a wholly owned subsidiary of Exxon Mobil Corporation (“ExxonMobil”).

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

Approximately 51 percent of the net profits income received by the Trust during 2025 was attributable to natural gas, as well as 66 percent of the Trust’s estimated future net cash flows from proved reserves at December 31, 2025 (based on estimated future net cash flows using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period). There is generally a greater demand for gas during the winter. Otherwise, Trust income is not subject to seasonal factors, nor dependent upon patents, licenses, franchises, or concessions. The Trust conducts no research activities.

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

Production expense and development costs are deducted in the calculation of the Trust’s share of net proceeds from properties underlying the 75% net profits interests. Accordingly, higher or lower production expense and development costs, without concurrent changes in revenue, will directly decrease or increase the amount received by the Trust for its 75% net profits interests. If development costs and production expense for properties underlying the 75% net profits in a particular state exceed the production proceeds from the properties (as was the case with respect to the properties underlying the Texas working interests for all of 2024 and 2025; and with respect to the properties underlying the Oklahoma working interests for the 2024 distribution months of February through June and the 2025 distribution months of June, July, August and October), the Trust will not receive net profits income for those properties until future net proceeds from production in that state exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs.

Government action, policies or regulations designed to discourage production, reduce demand for, or promote alternatives to oil and natural gas could impact the price of oil and natural gas produced on the properties underlying the Trust’s net profits interests, directly as intended or through unintended consequences.

Governments around the world are considering actions intended to reduce greenhouse gas emissions by decreasing both the supply of and the demand for oil and natural gas products or promoting alternatives. These include the adoption of cap-and-trade regimes, carbon taxes, trade tariffs, minimum renewable usage requirements, restrictive permitting, increased mileage and other efficiency standards, mandates for sales of electric vehicles, mandates for use of specific fuels or technologies, and other incentives or mandates designed to support transitioning to lower-emission energy sources. Political and other actors and their agents also increasingly seek to advance sustainability objectives indirectly, such as by seeking to reduce the availability or increase the cost of financing and investment in the oil and gas sector. Depending on how policies are formulated and applied, such policies could impact the ability and costs of the operators of the properties underlying the Trust’s net profits interests to supply products, demand for their products, or the competitiveness of hydrocarbon-based products, which in turn, could reduce net proceeds to the Trust. Any policy that increases the costs for operators of the properties underlying the net profits interests or lowers market prices could have a material impact on the distributable income of the Trust.

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

The voting rights of a Trust unitholder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of Trust unitholders or for an annual or other periodic re-election of the Trustee. Additionally, Trust unitholders have no voting rights in XTO Energy or ExxonMobil.

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

U.S. federal tax reform legislation informally known as the Tax Cuts and Jobs Act (“TCJA”) was enacted December 22, 2017, and made significant changes to the federal income tax rules applicable to both individuals and entities, including changes to the effective tax rate on a Trust unitholder’s allocable share of certain income from the Trust. Additionally, the One Big Beautiful Bill Act (“OBBBA”) was signed into law on July 4, 2025, and, among other items, made permanent, extended, or modified certain provisions under the TCJA. The TCJA and OBBBA are complex and Trust unitholders should consult their tax advisor regarding the TCJA and OBBBA and their effect on an investment in Trust units.

Any modification to the U.S. federal income tax laws or interpretations thereof (including administrative guidance relating to the TCJA or OBBBA) may be applied retroactively and could adversely affect our business, financial condition or results of operations. The Trust is unable to predict whether any changes or other proposals will ultimately be enacted, or whether any adverse interpretations will be used. Any such changes or interpretations could negatively impact the value of an investment in the Trust units.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of December 31, 2025, the Trust did not have any unresolved Securities and Exchange Commission staff comments.

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

The underlying properties include over 2,900 producing properties with established production histories in Texas, Oklahoma and New Mexico. The average reserve-to-production index for the underlying properties as of December 31, 2025, is approximately nine years. This index is calculated using total proved reserves and estimated 2026 production for the underlying properties. The projected 2026 production is from proved developed producing reserves as of December 31, 2025. Based on estimated future net cash flows at 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, the future net cash flows from proved reserves of the underlying properties are approximately 65 percent natural gas and 35 percent oil. The underlying properties also include certain nonproducing properties in Texas, Oklahoma and New Mexico that are primarily mineral interests.

Producing Acreage, Wells and Drilling

90% Net Profits Interests Underlying Royalties. Royalty and overriding royalty properties underlying the 90% net profits interests represent approximately 89 percent of the discounted future net cash flows from the Trust’s net profits interests proved reserves at December 31, 2025. Approximately 72 percent of the discounted future net cash flows from the 90% net profits interests are from gas reserves, totaling 9.4 Bcf. Oil reserves allocated to the 90% net profits interests are primarily located in West Texas and are estimated to be 224,000 Bbls at December 31, 2025.

The underlying royalties are royalty and overriding royalty interests primarily located in mature producing oil and gas fields. The most significant producing region in which the underlying royalties are located is the San Juan Basin in northwestern New Mexico. The New Mexico royalties gas production accounted for approximately 69 percent of the Trust’s net profits interests gas sales volumes and 34 percent of the net profits income for 2025. The Trust’s net profits interests estimated proved gas reserves from New Mexico totaled 8.2 Bcf at December 31, 2025, or approximately 87 percent of Trust’s net profits interests total gas reserves at that date. The majority of these wells are operated by Hilcorp Energy Company or Simcoe LLC.

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

Trust’s net profits interests proved reserves from the 75% net profits interests are almost entirely oil, estimated to be approximately 73,000 Bbls and represent approximately 11 percent of the discounted future net cash flows of the Trust’s net profits interests proved reserves at December 31, 2025.

The underlying working interest properties are detailed below:

			Ownership by
			XTO Energy
			Working	Revenue
Unit	County/State	Operator	Interest	Interest
North Cowden	Ector/Texas	Occidental Permian Ltd.	1.7%	1.4%
North Central Levelland	Hockley/Texas	Hilcorp Energy Company	3.2%	2.1%
Penwell	Ector/Texas	Cross Timbers Energy, LLC	5.2%	4.6%
Sharon Ridge Canyon	Borden/Texas	OXY USA WTP LP	4.3%	2.8%
Hewitt	Carter/Oklahoma	XTO Energy Inc.	11.3%	9.9%
Wildcat Jim	Carter/Oklahoma	Citation Oil & Gas Corporation	8.6%	7.5%
South Graham Deese Sand	Carter/Oklahoma	Scout Energy Management LLC	9.2%	7.4%

The underlying working interest properties consist of 3,714 gross (3,000 net) producing acres. As of December 31, 2025, there were 1,085 gross (63.5 net) productive oil wells. There were no wells drilled in 2025, no wells drilled in 2024, and six gross (0.68 net) wells drilled in 2023. As operator of the Hewitt Unit, XTO Energy has advised the Trustee that it has no plans to drill in 2026.

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

Total underlying 2025 development costs were $165,510, down 89 percent from 2024 development costs of $1,509,510. Development costs were lower in 2025 primarily because of the absence of costs incurred in 2024 for drilling activity that occurred in the second half of 2023 for the Hewitt Unit.

As reported to XTO Energy by unit operators in February of each year, underlying budgeted development costs were $0.75 million for 2025 and $0.20 million for 2024 ($0.56 million and $0.15 million, respectively, net to the Trust). Actual development costs often differ from amounts budgeted because of changes in product prices and other factors that may affect the timing or selection of projects. Also, costs are deducted in the calculation of Trust net profits income several months after they are incurred by the operator. Unit operators have reported underlying budgeted costs of approximately $0.09 million for 2026 and $0.08 million for 2027 ($0.07 million and $0.06 million, respectively, net to the Trust). Changes in oil or natural gas prices could impact future development plans on the underlying properties.

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from other conveyances. Remaining cumulative excess costs for the Texas working interest conveyance totaled $5.5 million ($4.1 million net to the Trust), including accrued interest of $1.5 million ($1.1 million net to the Trust) for the period ended December 31, 2025. For information regarding the effect of excess costs on Trust net profits income, see Note 7 to Financial Statements under Item 8. Financial Statements and Supplementary Data, including the excess cost balance and accrued interest by conveyance.

Estimated Proved Reserves and Future Net Cash Flows

The following are proved reserves of the underlying properties, as estimated by independent engineers, and proved reserves and future net cash flows from proved reserves of the net profits interests, based on an allocation of these reserves, at December 31, 2025:

	Underlying Properties		Net Profits Interests
	Proved Reserves (a)		Proved Reserves (a)(b)		Future Net Cash Flows
(in thousands)	Oil	Gas	Oil	Gas	from Proved Reserves (a)(c)
	(Bbls)	(Mcf)	(Bbls)	(Mcf)	Undiscounted	Discounted
90% Net Profits Interests
New Mexico	37	9,050	33	8,152	$29,828	$16,547
Texas	174	524	156	471	10,913	6,459
Oklahoma	39	899	35	765	4,999	3,061
Total	250	10,473	224	9,388	45,740	26,067

75% Net Profits Interests
Texas	—	—	—	—	—	—
Oklahoma	681	399	73	43	4,394	3,134
Total	681	399	73	43	4,394	3,134

TOTAL	931	10,872	297	9,431	$50,134	$29,201

(a)
Based on 12-month average oil price of $62.98 per Bbl and $3.86 per Mcf for gas, based on the first-day-of-the-month price for each month in the period.
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

Proved reserves at December 31, 2025, consist of the following:

	Underlying Properties		Net Profits Interests
	Proved Reserves		Proved Reserves
(in thousands)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Proved developed producing reserves	931	10,872	297	9,431
Proved undeveloped reserves	—	—	—	—
Proved developed non-producing reserves	—	—	—	—
Total proved reserves	931	10,872	297	9,431

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

The XTO Energy reserve engineering group reviews reserve estimates with third-party petroleum consultants, Miller and Lents, Ltd., independent petroleum engineers. Miller and Lents, Ltd. estimated oil and gas reserves attributable to the underlying properties as of December 31, 2025. Miller and Lents’ primary technical person responsible for calculating the Trust’s reserves has more than 14 years of experience as a reserve engineer. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

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

Oil and gas production and average sales prices attributable to the underlying properties and the net profits interests for the last three years ended December 31 were as follows:

	90% Net Profits Interests			75% Net Profits Interests			Total
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Production
Underlying Properties
Oil - Sales (Bbls)	39,981	43,926	61,465	108,087	121,070	130,654	148,068	164,996	192,119
Average per day (Bbls)	110	120	168	296	331	358	406	451	526
Gas - Sales (Mcf)	981,562	1,208,304	1,764,001	118,348	8,601	9,863	1,099,910	1,216,905	1,773,864
Average per day (Mcf)	2,689	3,301	4,833	324	24	27	3,013	3,325	4,860

Net Profits Interests
Oil - Sales (Bbls)	33,100	35,706	53,783	10,347	12,710	17,348	43,447	48,416	71,131
Average per day (Bbls)	91	98	147	28	35	48	119	133	195
Gas - Sales (Mcf)	785,212	973,511	1,451,656	51,699	350	784	836,911	973,861	1,452,440
Average per day (Mcf)	2,151	2,660	3,977	142	1	2	2,293	2,661	3,979

Average Sales Price
Oil (per Bbl)	$70.43	$78.78	$79.50	$64.16	$74.55	$75.90	$65.85	$75.68	$77.05
Gas (per Mcf)	$4.47	$3.92	$5.94	$3.79	$11.43	$15.76	$4.40	$3.97	$6.00

Average Production Cost per BOE (a)	$2.29	$2.33	$1.67	$51.17	$54.04	$53.09	$21.14	$19.55	$15.62

(a)
Total average production cost per BOE includes production from the properties underlying the 90% net profits interests, which are substantially all royalty and overriding royalty interests with insignificant production costs.

Oil and gas production by conveyance attributable to the underlying properties for the last three years ended December 31 were as follows:

	Underlying Gas Production (Mcf)
Conveyance	2025	2024	2023
New Mexico royalty interest	730,994	809,160	1,397,441
Oklahoma royalty interest	131,121	282,154	196,718
Texas royalty interest	119,447	116,990	169,842
Oklahoma working interest (a)	112,541	1,969	2,147
Texas working interest	5,807	6,632	7,716
Total	1,099,910	1,216,905	1,773,864

(a)
Oklahoma working interest underlying gas production for 2025 is higher due to out-of-period residue gas sales for the Hewitt Unit.

	Underlying Oil Production (Bbls)
Conveyance	2025	2024	2023
New Mexico royalty interest	1,647	4,010	2,340
Oklahoma royalty interest	8,866	11,527	18,928
Texas royalty interest	29,468	28,389	40,197
Oklahoma working interest	85,433	97,042	103,957
Texas working interest	22,654	24,028	26,697
Total	148,068	164,996	192,119

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

Regulation

Natural Gas Regulation

The interstate transportation and sale for resale of natural gas is subject to federal regulation, including transportation and storage rates charged, tariffs, and various other matters, by the Federal Energy Regulatory Commission (“FERC”). Federal price controls on wellhead sales of domestic natural gas terminated on January 1, 1993. While natural gas prices are currently unregulated, Congress historically has been active in the area of natural gas regulation. On August 8, 2005, Congress enacted the Energy Policy Act of 2005 (the “Energy Policy Act”). The Energy Policy Act, among other things, amended the Natural Gas Act to prohibit market manipulation by any entity, to direct FERC to facilitate market transparency in the market for sale or transportation of physical natural gas in interstate commerce, and to significantly increase the penalties for violations of the Natural Gas Act, the Natural Gas Policy Act of 1978, or FERC rules, regulations or orders thereunder. FERC has promulgated regulations to implement the Energy Policy Act, including enforcement rules and new annual reporting requirements for certain sellers of natural gas. It is impossible to predict whether new legislation to regulate natural gas might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, such proposals might have on the operations of the underlying properties.

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

State Regulation

The various states regulate the production and sale of oil and natural gas, including imposing requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells, and the prevention of waste of oil and gas resources. The rates of production may be regulated and the maximum daily production allowable from both oil and gas wells may be established on a market demand or conservation basis, or both.

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

Because the Trust is a grantor trust for federal tax purposes, unitholders are taxed directly on their proportionate share of income, deductions, and credits of the Trust consistent with each such unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust. The income of the Trust consists primarily of a specified share of the net profits from the sale of oil and natural gas produced from the underlying properties. During 2025, the Trust incurred administration expenses and earned interest income on funds held for distribution and on the cash reserve maintained for the payment of contingent and future obligations of the Trust.

The Trust generally allocates its items of income, gain, loss and deduction between transferors and transferees of the units each month based upon the ownership of the Trust units on the monthly record date, instead of on the basis of the date a particular unit is transferred. It is possible that the Internal Revenue Service (the “IRS”) could disagree with this allocation method and could assert that income and deductions of the Trust should be determined and allocated on a daily or prorated basis, which could require adjustments to the tax returns of the unitholders affected by the issue and result in an increase in the administrative expense of the Trust in subsequent periods.

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

On July 4, 2025, the OBBBA was signed into law. The legislation introduces several significant federal income tax changes, including the permanent extension of the income tax rates established by the TCJA, the continued suspension of miscellaneous itemized deductions, and the reinstatement of favorable tax treatment for certain business provisions. The OBBBA contains multiple effective dates, with some provisions taking effect in 2025 and others phased in through 2027. Unitholders are encouraged to consult their own tax advisor regarding the potential income tax consequences of the OBBBA and its impact on their ownership of Trust units.

Under the TCJA and OBBBA, for tax years beginning after December 31, 2017, the highest marginal U.S. federal income tax rate applicable to ordinary income of individuals is 37 percent, and the highest marginal U.S. federal income tax rate applicable to long-term capital gains (generally, gains from the sale or exchange of certain investment assets held for more than one year) and qualified dividends of individuals is 20 percent. Under the TCJA and OBBBA, for such tax years, personal exemptions and miscellaneous itemized deductions are not allowed. Further, the U.S. federal income tax rate applicable to corporations is 21 percent, and such rate applies to both ordinary income and capital gains.

Individuals may also incur expenses in connection with the acquisition or maintenance of Trust units. For tax years beginning before January 1, 2018, these expenses, which are different from a unitholder’s share of the Trust’s administrative expenses discussed above, could be deductible as “miscellaneous itemized deductions” only to the extent that such expenses exceed 2 percent of the individual’s adjusted gross income. Under the TCJA and OBBBA, for tax years beginning after December 31, 2017, miscellaneous itemized deductions are not allowed.

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

At March 18, 2026, there were 6,000,000 units outstanding and approximately 145 unitholders of record; 5,968,235 of these units were held by depository institutions.

The Trust has no equity compensation plans, nor has it purchased any units during the period covered by this report.

See Item 1. Business for a description of the Trustee’s obligations to make monthly distributions and how the monthly distribution amount is determined under the indenture.

ITEM 6. [RESERVED]

ITEM 7. TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Calculation of Net Profits Income

The following is a summary of the calculation of net profits income received by the Trust:

	Year Ended		Three Months Ended
	December 31 (a)		December 31 (a)
	2025	2024	2025	2024
Sales Volumes
Oil (Bbls) (b)
Underlying properties	148,068	164,996	35,469	38,048
Average per day	406	451	386	414
Net profits interests	43,447	48,416	12,304	13,312

Gas (Mcf) (b)
Underlying properties	1,099,910	1,216,905	375,383	236,400
Average per day	3,013	3,325	4,080	2,570
Net profits interests	836,911	973,861	264,832	182,612

Average Sales Price
Oil (per Bbl)	$65.85	$75.68	$62.42	$72.32
Gas (per Mcf)	$4.40	$3.97	$4.39	$3.78

Revenues
Oil sales	$9,750,308	$12,486,106	$2,214,151	$2,751,440
Gas sales	4,838,877	4,833,282	1,646,350	893,454
Total Revenues	14,589,185	17,319,388	3,860,501	3,644,894

Costs
Taxes, transportation and other	1,720,700	1,982,031	561,487	406,306
Production expense (c)	7,005,064	7,191,977	1,621,647	1,844,738
Development costs	165,510	1,509,510	332	6,734
Excess costs (d)	(848,521)	(853,410)	(235,874)	(327,715)
Total Costs	8,042,753	9,830,108	1,947,592	1,930,063

Net Proceeds	$6,546,432	$7,489,280	$1,912,909	$1,714,831

Net Profits Income	$5,738,240	$6,563,177	$1,629,528	$1,462,841

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
(d)
See Note 7 to Financial Statements under Item 8. Financial Statements and Supplementary Data.

Results of Operations

Years Ended December 31, 2025 and 2024

Net profits income for 2025 was $5,738,240 as compared with $6,563,177 for 2024. The 13 percent decrease in net profits income from 2024 to 2025 was primarily the result of lower oil prices ($1.3 million), decreased oil production ($0.9 million), and decreased gas production ($0.6 million), partially offset by decreased development costs ($1.0 million), higher gas prices ($0.6 million), decreased taxes, transportation and other costs ($0.2 million), and decreased production expenses ($0.2 million). During 2025 and 2024, 51 percent and 46 percent, respectively, of net profits income was derived from gas sales.

Trust administration expense was $847,078 in 2025 as compared to $945,612 in 2024. Cash reserve activity was $450,000 in 2025 and $0 in 2024. As of December 31, 2025, the reserve is funded at $1,450,000. Interest income was $49,682 in 2025 and $60,253 in 2024. Changes in interest income are attributable to fluctuations in net profits income and interest rates.

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil production and three months after gas production. Net profits income is generally affected by three major factors:

1.	oil and gas sales volumes;
2.	oil and gas sales prices; and
3.	costs deducted in the calculation of net profits income.

Volumes

Oil. Underlying oil sales volumes decreased 10 percent from 2024 to 2025 primarily because of timing of cash receipts and natural production decline.

Gas. Underlying gas sales volumes decreased 10 percent from 2024 to 2025 primarily due to the absence of out-of-period revenues related to non-operated properties in the Oklahoma royalty interest net profits interests, timing of cash receipts, and natural production decline, partially offset by out-of-period revenues related to Hewitt Unit residue gas sales.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6 to 8 percent a year.

Prices

Oil. The average oil price for 2025 was $65.85 per Bbl, down 13 percent from the 2024 average oil price of $75.68 per Bbl. Oil prices are expected to remain volatile. The average NYMEX price for November 2025 through January 2026 was $59.29 per Bbl. At March 13, 2026, the average NYMEX oil price for the following 12 months was $83.43 per Bbl.

Gas. The 2025 average gas price was $4.40 per Mcf, up 11 percent from the 2024 average gas price of $3.97 per Mcf. Natural gas prices are affected by natural gas liquids prices, the level of North American production, weather, crude oil prices, the U.S. economy, storage levels and export levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The average NYMEX price for fourth quarter 2025 was $3.07 per MMBtu. At March 13, 2026, the average NYMEX gas price for the following 12 months was $3.84 per MMBtu.

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

Total costs deducted in the calculation of net profits income were $8.0 million in 2025 and $9.8 million in 2024. The 18 percent decrease in costs from 2024 to 2025 is attributable to decreased development costs ($1.3 million), decreased taxes, transportation and other costs ($0.3 million), and decreased production expenses ($0.2 million).

Unit operators of the properties underlying the 75% net profits interests have reported underlying budgeted development costs of approximately $0.09 million for 2026 and $0.08 million for 2027 ($0.07 million and $0.06 million, respectively, net to the Trust), as compared to underlying budgeted development costs of $0.75 million ($0.56 million net to the Trust) and actual development costs of $0.17 million ($0.12 million net to the Trust) for 2025. Actual development costs often differ from amounts budgeted because of changes in product prices and other factors that may affect the timing or selection of projects. Changes in oil or natural gas prices could impact future development plans on the underlying properties.

Fourth Quarter 2025 and 2024

During the quarter ended December 31, 2025, the Trust received net profits income totaling $1,629,528, compared with fourth quarter 2024 net profits income of $1,462,841. This 11 percent increase in net profits income is primarily the result of increased gas production ($0.4 million), higher gas prices ($0.2 million), and decreased production expenses ($0.2 million), partially offset by lower oil prices ($0.3 million), increased taxes, transportation and other costs ($0.1 million), decreased oil production ($0.1 million) and net excess costs activity ($0.1 million).

Administration expense was $131,453, cash reserve activity was $150,000, and Trust interest income was $12,965, resulting in fourth quarter 2025 distributable income of $1,361,040, or $0.226840 per unit. Distributable income for fourth quarter 2024 was $1,317,594, or $0.219599 per unit.

Distributions to unitholders for the quarter ended December 31, 2025, were:

Record Date	Payment Date	Per Unit
October 31, 2025	November 17, 2025	$0.075205
November 28, 2025	December 12, 2025	0.036930
December 31, 2025	January 15, 2026	0.114705
		$0.226840

Volumes

Fourth quarter 2025 underlying oil sales volumes were down 7 percent from fourth quarter 2024 primarily because of timing of cash receipts and natural production decline. Underlying gas sales volumes for fourth quarter 2025 were up 59 percent from fourth quarter 2024 because of out-of-period revenues related to Hewitt Unit residue gas sales and timing of cash receipts, partially offset by natural production decline.

Prices

The average fourth quarter 2025 oil price was $62.42 per Bbl, down 14 percent from the fourth quarter 2024 average price of $72.32 per Bbl. The average fourth quarter 2025 gas price was $4.39 per Mcf, up 16 percent from the fourth quarter 2024 average price of $3.78 per Mcf. For further information about oil and gas prices, see “Years Ended December 31, 2025 and 2024 – Prices” above.

Costs

Costs deducted in the calculation of fourth quarter 2025 net profits income increased 1 percent from fourth quarter 2024. This increase was primarily attributable to increased taxes, transportation and other costs ($0.1 million) and net excess costs activity ($0.1 million), partially offset by decreased production expenses ($0.2 million). For further information about development and excess costs, see “Years Ended December 31, 2025 and 2024 – Costs” above.

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

Approximately 21 of the underlying royalty interests burden working interests in properties operated by XTO Energy. XTO Energy operates the Hewitt Unit which is one of the properties underlying the Oklahoma 75% net profits interests. Other than these properties, XTO Energy and ExxonMobil do not operate or control any of the underlying properties or related working interests.

In computing net proceeds for the 75% net profits interests (Note 3), XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This overhead charge at December 31, 2025, was approximately $53,620 per month, or $643,440 annually (net to the Trust of $40,215 per month, or $482,580 annually), and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of December 31, 2025, this charge was approximately $37,104 per month, or $445,248 annually (net to the Trust of $27,828 per month, or $333,936 annually), and is subject to annual adjustment based on an oil and gas industry index.

On June 25, 2010, XTO Energy became a wholly owned subsidiary of ExxonMobil.

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

During 2025, including fourth quarter, no trigger event occurred that would indicate a need for an impairment assessment. Accordingly, there was no impairment of the NPI as of December 31, 2025. Any impairment recorded for book purposes will not result in a deductible loss for tax purposes for the unitholders until the loss is recognized.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $61,100,449 was XTO Energy’s historical net book value of the interests on February 12, 1991, the date of the transfer to the Trust. Amortization of the net profits interests is calculated on a unit‑of‑production basis using proved reserves and is charged directly to trust corpus. Accumulated amortization was $58,942,029 as of December 31, 2025, and $58,667,105 as of December 31, 2024. Amortization of the NPI does not impact unitholder distributions or the determination of proved reserves.

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

Forward-Looking Statements

Certain information included in this annual report and other materials filed, or to be filed, by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the Trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements may concern, among other things, development activities, future development plans, increased density drilling, reserve-to-production ratios, future production, future net cash flows, maintenance projects, development, production, regulatory and other costs, oil and gas prices and expectations for future demand, the impact of inflation and economic downturns on economic activity, government policy and its impact on oil and gas prices and future supply and demand, the development and competitiveness of alternative energy sources, pricing differentials, proved reserves, production levels, arbitration, litigation, liquidity, financing, political and regulatory matters, such as tax and environmental policy, climate policy, trade barriers, tariffs, sanctions, war and other geopolitical or security disturbances, and competition. Such forward-looking statements are based on XTO Energy’s and the Trustee’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “may,” “expects,” “intends,” “plans,” “projects,” “anticipates,” “predicts,” “believes,” “goals,” “estimates,” “should,”

“could,” “would,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual financial and operational results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. Some of the risk factors that could cause actual results to differ materially are explained in Item 1A. Risk Factors.

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

Report of Independent Registered Public Accounting Firm

To the Unitholders of Cross Timbers Royalty Trust and Argent Trust Company, as Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of Cross Timbers Royalty Trust (the “Trust”) as of December 31, 2025 and 2024, and the related statements of distributable income and of changes in trust corpus for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of December 31, 2025 and 2024, and its distributable income and its changes in trust corpus for the years then ended in conformity with the modified cash basis of accounting described in Note 2.

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

Houston, Texas

March 27, 2026

We have served as the Trust’s auditor since 2011.

Cross Timbers Royalty Trust

Statements of Assets, Liabilities and Trust Corpus

	December 31
	2025	2024
Assets
Cash and short-term investments	$2,133,676	$1,369,379
Interest to be received	4,554	4,211
Net profits interests in oil and gas properties - net (Notes 1 and 2)	2,158,420	2,433,344
	$4,296,650	$3,806,934
Liabilities and Trust Corpus
Distribution payable to unitholders	$688,230	$373,590
Expense reserve (a)	1,450,000	1,000,000
Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	2,158,420	2,433,344
	$4,296,650	$3,806,934

(a)
Expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income. The reserve is currently funded at $1,450,000.

Statements of Distributable Income

	Year Ended December 31
	2025	2024
Net profits income	$5,738,240	$6,563,177
Interest income	49,682	60,253
Total income	5,787,922	6,623,430
Administration expense	847,078	945,612
Expense reserve	450,000	—
Distributable income	$4,490,844	$5,677,818
Distributable income per unit (6,000,000 units)	$0.748474	$0.946303

Statements of Changes in Trust Corpus

	Year Ended December 31
	2025	2024
Trust corpus, beginning of year	$2,433,344	$2,671,583
Amortization of net profits interests	(274,924)	(238,239)
Distributable income	4,490,844	5,677,818
Distributions declared	(4,490,844)	(5,677,818)
Trust corpus, end of year	$2,158,420	$2,433,344

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

During 2025, including fourth quarter, no trigger event occurred that would indicate a need for an impairment assessment. Accordingly, there was no impairment of the NPI as of December 31, 2025. Any impairment recorded for book purposes will not result in a deductible loss by the unitholders for tax purposes until the loss is recognized.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $61,100,449 was XTO Energy’s historical net book value of the interests on February 12, 1991, the date of the transfer to the Trust. Amortization of the net profits interests is calculated on a unit‑of‑production basis using proved reserves and charged directly to trust corpus. Accumulated amortization was $58,942,029 as of December 31, 2025, and $58,667,105 as of December 31, 2024. Amortization of the NPI does not impact unitholder distributions or the determination of proved reserves.

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

Approximately 21 of the underlying royalty interests burden working interests in properties operated by XTO Energy. XTO Energy operates the Hewitt Unit which is one of the properties underlying the Oklahoma 75% net profits interests. Other than these properties, XTO Energy and ExxonMobil do not operate or control any of the underlying properties or related working interests.

In computing net proceeds for the 75% net profits interests (Note 3), XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This overhead charge at December 31, 2025, was approximately $53,620 per month, or $643,440 annually (net to the Trust of $40,215 per month, or $482,580 annually), and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of December 31, 2025, this charge was approximately $37,104 per month, or $445,248 annually (net to the Trust of $27,828 per month, or $333,936 annually), and is subject to annual adjustment based on an oil and gas industry index.

On June 25, 2010, XTO Energy became a wholly owned subsidiary of ExxonMobil.

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

The following summarizes excess costs activity, cumulative excess costs balances and accrued interest to be recovered by conveyance as calculated by XTO Energy:

	Underlying
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/24	$3,140,906	$—	$3,140,906
Net excess costs (recovery) for the quarter ended 3/31/25	66,655	—	66,655
Net excess costs (recovery) for the quarter ended 6/30/25	297,144	71,926	369,070
Net excess costs (recovery) for the quarter ended 9/30/25	250,251	(71,926)	178,325
Net excess costs (recovery) for the quarter ended 12/31/25	235,909	—	235,909
Cumulative excess costs remaining at 12/31/25	3,990,865	—	3,990,865
Accrued interest at 12/31/25	1,467,432	—	1,467,432
Total remaining to be recovered at 12/31/25	$5,458,297	$—	$5,458,297

	NPI
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/24	$2,355,680	$—	$2,355,680
Net excess costs (recovery) for the quarter ended 3/31/25	49,991	—	49,991
Net excess costs (recovery) for the quarter ended 6/30/25	222,858	53,945	276,803
Net excess costs (recovery) for the quarter ended 9/30/25	187,689	(53,945)	133,744
Net excess costs (recovery) for the quarter ended 12/31/25	176,932	—	176,932
Cumulative excess costs remaining at 12/31/25	2,993,150	—	2,993,150
Accrued interest at 12/31/25	1,100,573	—	1,100,573
Total remaining to be recovered at 12/31/25	$4,093,723	$—	$4,093,723

For the year ended December 31, 2025, excess costs on properties underlying the Texas working interest conveyance increased by $849,959 ($637,470 net to the Trust). This includes net excess costs of $235,909 ($176,932 net to the Trust) for the quarter ended December 31, 2025.

For the year ended December 31, 2025, excess costs on properties underlying the Oklahoma working interest conveyance were fully recovered. In addition, recoveries of accrued interest were $1,438 ($1,079 net to the Trust), for the year ended December 31, 2025. This includes recoveries of accrued interest of $35 ($26 net to the Trust) for the quarter ended December 31, 2025.

Underlying cumulative excess costs for the Texas working interest conveyance remaining as of December 31, 2025, totaled $5.5 million ($4.1 million net to the Trust), including accrued interest of $1.5 million ($1.1 million net to the Trust).

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

Oil prices used to determine the standardized measure were based on average realized oil prices of $62.98 per Bbl in 2025, and $72.96 per Bbl in 2024. The weighted average realized gas prices used to determine the standardized measure were $3.86 per Mcf in 2025, and $3.55 per Mcf in 2024.

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

Proved Reserves

	Net Profits Interests
	90% Net		75% Net				Underlying
	Profits Interests		Profits Interests		Total		Properties
(in thousands)	Oil	Gas	Oil	Gas	Oil	Gas	Oil	Gas
	(Bbls)	(Mcf)	(Bbls)	(Mcf)	(Bbls)	(Mcf)	(Bbls)	(Mcf)
Balance, December 31, 2023	270	10,917	278	132	548	11,049	1,387	12,693
Extensions, additions and discoveries	5	44	—	—	5	44	6	49
Revisions of prior estimates	(14)	(3,037)	(22)	(6)	(36)	(3,043)	73	(3,191)
Production	(35)	(974)	(13)	—	(48)	(974)	(165)	(1,217)
Balance, December 31, 2024	226	6,950	243	126	469	7,076	1,301	8,334
Extensions, additions and discoveries	2	44	—	—	2	44	3	49
Revisions of prior estimates	29	3,179	(160)	(31)	(131)	3,148	(225)	3,589
Production	(33)	(785)	(10)	(52)	(43)	(837)	(148)	(1,100)
Balance, December 31, 2025	224	9,388	73	43	297	9,431	931	10,872

Extensions, additions and discoveries of proved gas reserves are primarily because of development in the Mid-Continent area. Revisions of prior estimates are primarily related to changes in prices and costs.

Proved Developed Reserves

	Net Profits Interests
	90% Net		75% Net				Underlying
	Profits Interests		Profits Interests		Total		Properties
(in thousands)	Oil	Gas	Oil	Gas	Oil	Gas	Oil	Gas
	(Bbls)	(Mcf)	(Bbls)	(Mcf)	(Bbls)	(Mcf)	(Bbls)	(Mcf)
December 31, 2024	226	6,950	243	126	469	7,076	1,301	8,334
December 31, 2025	224	9,388	73	43	297	9,431	931	10,872

Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	90% Net		75% Net
	Profits Interests		Profits Interests		Total
(in thousands)	December 31,		December 31,		December 31,
	2025	2024	2025	2024	2025	2024
Net Profits Interests
Future cash inflows	$50,407	$38,435	$4,735	$18,922	$55,142	$57,357
Future production taxes	(4,666)	(3,343)	(341)	(1,362)	(5,007)	(4,705)
Future net cash flows	45,741	35,092	4,394	17,560	50,135	52,652
10% discount factor	(19,674)	(14,234)	(1,260)	(7,088)	(20,934)	(21,322)
Standardized measure	$26,067	$20,858	$3,134	$10,472	$29,201	$31,330

Underlying Properties
Future cash inflows					$100,480	$124,574
Future costs					(43,801)	(62,171)
Future net cash flows					56,679	62,403
10% discount factor					(23,516)	(25,252)
Standardized measure					$33,163	$37,151

Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	90% Net		75% Net
(in thousands)	Profits Interests		Profits Interests		Total
	2025	2024	2025	2024	2025	2024
Net Profits Interests
Standardized measure, January 1	$20,859	$33,086	$10,471	$11,617	$31,330	$44,703
Extensions, additions and discoveries	153	319	—	—	153	319
Accretion of discount	1,811	2,846	946	1,049	2,757	3,895
Revisions of prior estimates, changes in price and other	8,214	(9,715)	(7,515)	(1,309)	699	(11,024)
Net profits income	(4,970)	(5,677)	(768)	(886)	(5,738)	(6,563)
Standardized measure, December 31	$26,067	$20,859	$3,134	$10,471	$29,201	$31,330

Underlying Properties
Standardized measure, January 1					$37,151	$52,261
Revisions:
Prices and costs					(430)	(11,152)
Quantity estimates					(224)	193
Accretion of discount					3,237	4,512
Future development costs					(166)	(1,510)
Other					(29)	(18)
Net revisions					2,388	(7,975)
Extensions, additions and discoveries					170	354
Production					(6,712)	(8,999)
Development costs					166	1,510
Net change					(3,988)	(15,110)
Standardized measure, December 31					$33,163	$37,151

9.
Quarterly Financial Data (Unaudited)

The following is a summary of net profits income, distributable income and distributable income per unit by quarter for 2025 and 2024:

	Net Profits	Distributable	Distributable
	Income	Income	Income per Unit
2025
First Quarter	$2,053,394	$1,783,938	$0.297323
Second Quarter	1,293,766	892,548	0.148758
Third Quarter	761,552	453,318	0.075553
Fourth Quarter	1,629,528	1,361,040	0.226840
	$5,738,240	$4,490,844	$0.748474
2024
First Quarter	$1,837,741	$1,493,214	$0.248869
Second Quarter	1,564,871	1,345,758	0.224293
Third Quarter	1,697,724	1,521,252	0.253542
Fourth Quarter	1,462,841	1,317,594	0.219599
	$6,563,177	$5,677,818	$0.946303

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

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control – Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

(b)

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires that directors, officers, and beneficial owners of more than 10 percent of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. To the Trustee’s knowledge, based solely on the information furnished to the Trustee, the Trustee is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the Trust units of beneficial interest during and for the year ended December 31, 2025.

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

(b)	Compensation of the Trustee. The Trustee received the following annual compensation for the fiscal years ended December 31, 2024, through December 31, 2025, as specified in the Trust indenture:

	2025	2024
Argent Trust Company, Trustee (1)	$71,135	$95,561

(1)
Under the Trust indenture, the trustee is entitled to an administrative fee of: (i) 1/20 of 1 percent of the first $100 million of the annual gross revenue of the Trust, and 1/30 of 1 percent of the annual gross revenue of the Trust in excess of $100 million, and (ii) trustee’s standard hourly rates for time in excess of 300 hours annually.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

(a)	Equity Compensation Plans and Trust Repurchases. The Trust has no equity compensation plans. The Trust has not repurchased any units during the fourth quarter of fiscal 2025.
(b)	Security Ownership of Certain Beneficial Owners. The Trustee is not aware of any person who beneficially owns more than 5 percent of the outstanding units.
(c)

Security Ownership of Management. The Trust has no directors or executive officers. Argent Trust Company, the Trustee, held as of March 23, 2026, an aggregate of 732 units in various fiduciary capacities, and it had no voting and investment power with respect to such units.

(d)	Changes in Control. The Trustee knows of no arrangements which may subsequently result in a change in control of the Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The underlying properties from which the net profits interests were carved are currently owned by XTO Energy or other affiliated companies of ExxonMobil.

Approximately 21 of the underlying royalty interests burden working interests in properties operated by XTO Energy. XTO Energy operates the Hewitt Unit which is one of the properties underlying the Oklahoma 75% net profits interests. Other than these properties, XTO Energy and ExxonMobil do not operate or control any of the underlying properties or related working interests.

In computing net proceeds for the 75% net profits interests (Note 3), XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This overhead charge at December 31, 2025, was approximately $53,620 per month, or $643,440 annually (net to the Trust of $40,215 per month, or $482,580 annually), and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of December 31, 2025, this charge was approximately $37,104 per month, or $445,248 annually (net to the Trust of $27,828 per month, or $333,936 annually), and is subject to annual adjustment based on an oil and gas industry index.

On June 25, 2010, XTO Energy became a wholly owned subsidiary of ExxonMobil.

As of March 23, 2026, XTO Energy did not own any units.

See Item 11. Executive Compensation, for the remuneration received by the Trustee for the fiscal years ended December 31, 2024, through December 31, 2025.

As noted in Item 10. Directors, Executive Officers and Corporate Governance, the Trust has no directors, executive officers, audit committee, audit committee financial expert, compensation committee or nominating committee. The Trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2025 and 2024 are:

	2025	2024
Audit fees-PwC	$245,000	$229,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$245,000	$229,000

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
Report of Independent Registered Public Accounting Firm
Statements of Assets, Liabilities and Trust Corpus at December 31, 2025 and 2024
Statements of Distributable Income for the years ended December 31, 2025 and 2024
Statements of Changes in Trust Corpus for the years ended December 31, 2025 and 2024
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

(P) Paper exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSS TIMBERS ROYALTY TRUST
By ARGENT TRUST COMPANY, TRUSTEE

	By	/s/ NANCY WILLIS
Nancy Willis
Director of Royalty Trust Services

EXXON MOBIL CORPORATION

Date: March 27, 2026	By	/s/ DANIEL BATES
Daniel Bates
Unconventional Finance General Manager

(The Trust has no directors or executive officers.)