Form 10-Q
period 2026-03-31
CROSS TIMBERS ROYALTY TRUST
filed 2026-05-14
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of May 14, 2026

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

CROSS TIMBERS ROYALTY TRUST

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Unless specified otherwise, all amounts included herein are presented in U.S. dollars. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10‑K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at March 31, 2026, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2026 and 2025, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	March 31, 2026	December 31, 2025
ASSETS

Cash and short-term investments	$1,501,426	$2,133,676

Interest to be received	4,112	4,554

Net profits interests in oil and gas properties - net (Note 1)	2,125,206	2,158,420

	$3,630,744	$4,296,650

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$5,538	$688,230

Expense reserve (a)	1,500,000	1,450,000

Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	2,125,206	2,158,420

	$3,630,744	$4,296,650

(a)
Expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income. The reserve is currently funded at $1,500,000.

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended March 31
	2026	2025
Net profits income	$774,181	$2,053,394

Interest income	13,666	12,006

Total income	787,847	2,065,400

Administration expense	234,441	281,462

Expense reserve	50,000	—

Distributable income	$503,406	$1,783,938

Distributable income per unit (6,000,000 units)	$0.083901	$0.297323

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended March 31
	2026	2025
Trust corpus, beginning of period	$2,158,420	$2,433,344

Amortization of net profits interests	(33,214)	(86,630)

Distributable income	503,406	1,783,938

Distributions declared	(503,406)	(1,783,938)

Trust corpus, end of period	$2,125,206	$2,346,714

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

During the first quarter of 2026, no trigger event occurred that would indicate a need for an impairment assessment. Accordingly, there was no impairment of the NPI as of March 31, 2026. Any impairment recorded for book purposes would not result in a loss for tax purposes for the unitholders until the loss is recognized.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the Trust. Amortization of the net profits interests is calculated on a unit‑of‑production basis using proved reserves and is charged directly to trust corpus. Accumulated amortization was $58,975,243 as of March 31, 2026, and $58,942,029 as of December 31, 2025. Amortization of the NPI does not impact unitholder distributions.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The legislation introduces several significant federal income tax changes, including the permanent extension of the income tax rates established by the Tax Cuts and Jobs Act, the continued suspension of miscellaneous itemized deductions, and the reinstatement of favorable tax treatment for certain business provisions. The OBBBA contains multiple effective dates, with some provisions having taken effect in 2025 and others phased in through 2027. Unitholders are encouraged to consult their own tax advisor regarding the potential income tax consequences of the OBBBA and its impact on their ownership of Trust units.

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

The following summarizes excess costs activity, cumulative excess costs balances and accrued interest to be recovered by conveyance as calculated by XTO Energy:

	Underlying
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/25	$3,990,865	$—	$3,990,865
Net excess costs (recovery) for the quarter ended 3/31/26	210,012	888,779	1,098,791
Cumulative excess costs remaining at 3/31/26	4,200,877	888,779	5,089,656
Accrued interest at 3/31/26	1,560,750	8,639	1,569,389
Total remaining to be recovered at 3/31/26	$5,761,627	$897,418	$6,659,045

	NPI
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/25	$2,993,150	$—	$2,993,150
Net excess costs (recovery) for the quarter ended 3/31/26	157,509	666,585	824,094
Cumulative excess costs remaining at 3/31/26	3,150,659	666,585	3,817,244
Accrued interest at 3/31/26	1,170,562	6,479	1,177,041
Total remaining to be recovered at 3/31/26	$4,321,221	$673,064	$4,994,285

For the quarter ended March 31, 2026, excess costs were $210,012 ($157,509 net to the Trust) on properties underlying the Texas working interest net profits interests.

For the quarter ended March 31, 2026, excess costs were $888,779 ($666,585 net to the Trust) on properties underlying the Oklahoma working interest net profits interests.

Underlying cumulative excess costs for the Texas and Oklahoma working interest conveyances remaining as of March 31, 2026, totaled $6.7 million ($5.0 million net to the Trust), including accrued interest of $1.6 million ($1.2 million net to the Trust).

5.
Related Party Transactions

In computing net proceeds for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This monthly overhead charge as of March 31, 2026, was $53,620 ($40,215 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses as operator of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests. As of March 31, 2026, this monthly charge was approximately $36,090 ($27,068 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index. Other than this property, XTO Energy and ExxonMobil do not operate or control any of the properties underlying the 75% net profits interests.

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

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Trustee’s discussion and analysis contained in the Trust’s 2025 Annual Report on Form 10-K, as well as the condensed financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The Trust’s Annual Report on Form 10-K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8-K and all amendments to those reports are available on the Trust’s website at www.crt-crosstimbers.com.

Distributable Income

For the quarter ended March 31, 2026, net profits income was $774,181 compared to $2,053,394 for first quarter 2025. This 62 percent decrease in net profits income is primarily the result of decreased oil and gas production ($1.3 million), lower oil prices ($0.5 million), increased overhead ($0.4 million), and increased production costs ($0.1 million), partially offset by net excess costs activity ($0.8 million), decreased taxes, transportation and other costs ($0.1 million), and decreased development costs ($0.1 million). See “Net Profits Income” below.

After considering interest income of $13,666, administration expense of $234,441, and an increase to the expense reserve of $50,000, distributable income for the quarter ended March 31, 2026, was $503,406, or $0.083901 per unit of beneficial interest. Administration expense for the quarter decreased $47,021 from the prior year quarter, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, expense reserve, and interest rates. For first quarter 2025, distributable income was $1,783,938, or $0.297323 per unit.

Distributions to unitholders for the quarter ended March 31, 2026, were:

Record Date	Payment Date	Distribution per Unit
January 30, 2026	February 13, 2026	$0.032918
February 27, 2026	March 13, 2026	0.050060
March 31, 2026	April 14, 2026	0.000923
		$0.083901

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

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months Ended
	March 31 (a)		Increase
	2026	2025	(Decrease)
Sales Volumes
Oil (Bbls) (b)
Underlying properties	28,119	44,370	(37%)
Average per day	306	482	(37%)
Net profits interests	4,282	17,383	(75%)

Gas (Mcf) (b)
Underlying properties	185,139	300,843	(38%)
Average per day	2,012	3,270	(38%)
Net profits interests	144,461	247,526	(42%)

Average Sales Prices
Oil (per Bbl)	$56.65	$70.48	(20%)
Gas (per Mcf)	$4.25	$4.11	3%

Revenues
Oil sales	$1,593,065	$3,127,387	(49%)
Gas sales	787,570	1,235,336	(36%)
Total Revenues	2,380,635	4,362,723	(45%)

Costs
Taxes, transportation and other	268,994	422,062	(36%)
Production expense (c)	2,352,162	1,549,120	52%
Development costs	(1,931)	131,242	(101%)
Excess costs (d)	(1,098,791)	(66,655)	1548%
Total Costs	1,520,434	2,035,769	(25%)

Net Proceeds	$860,201	$2,326,954	(63%)

Net Profits Income	$774,181	$2,053,394	(62%)

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
(d)
See Note 4 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from first quarter 2025 to first quarter 2026:

Sales Volumes

Oil

Oil sales volumes decreased 37 percent from first quarter 2025 to first quarter 2026 primarily due to timing of cash receipts and natural production decline.

Gas

Gas sales volumes decreased 38 percent from first quarter 2025 to first quarter 2026 primarily because of timing of cash receipts and natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6 to 8 percent a year.

Sales Prices

Oil

The average oil price decreased 20 percent to $56.65 per Bbl for first quarter 2026.

Gas

The average gas price increased 3 percent to $4.25 per Mcf for first quarter 2026.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs decreased 36 percent for first quarter 2026 primarily because of decreased oil and gas severance taxes on lower revenues and decreased gas deductions.

Production Expense

Production expense increased 52 percent for first quarter 2026 primarily because of increased overhead, and power and fuel costs, partially offset by decreased repairs and maintenance costs.

Development Costs

Development costs related to properties underlying the 75% net profits interests decreased 101 percent for first quarter 2026 primarily because of the absence of recompletion costs related to the Hewitt Unit.

Excess Costs

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from any other conveyance. Underlying cumulative excess costs for the Texas and Oklahoma working interest conveyances remaining as of March 31, 2026, totaled $6.7 million ($5.0 million net to the Trust), including accrued interest of $1.6 million ($1.2 million net to the Trust). For further information on excess costs, see Note 4 to Condensed Financial Statements.

Contingencies

For information on contingencies, see Note 3 to Condensed Financial Statements.

Forward-Looking Statements

Certain information included in this Quarterly Report and other materials filed, or to be filed, by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the Trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements are based on XTO Energy’s and the Trustee’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “may,” “expects,” “intends,” “plans,” “believes,” “estimates,” “should,” “could,” “would,” and similar words that convey the uncertainty of future events. Such forward-looking statements may concern, among other things, development activities, future development plans by area, increased density drilling, reserve-to-production ratios, future production, future net cash flows, maintenance projects, development, production, regulatory and other costs, oil and gas prices and expectations for future supply and demand, the impact of inflation and economic downturns on economic activity, government policy and actions and their impact on oil and gas prices and future demand, the development and competitiveness of alternative energy sources, pricing differentials, proved reserves, production levels, expense reserve budgets, availability of financing, arbitration, litigation, liquidity, financing, political and regulatory matters, such as tax and environmental policy, climate policy, trade barriers, tariffs, sanctions, war and other geopolitical or security disturbances, and competition. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict, including those detailed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025, which is incorporated by this reference as though fully set forth herein. Therefore, actual financial and operational results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. XTO Energy and the Trustee assume no duty to update these statements as of any future date.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 5. Other Information

The Trust does not have any directors or officers, and as a result, no such persons adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S‑K, during the most recent fiscal quarter.

Item 6. Exhibits

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 1A and 7 to the Annual Report on Form 10-K for Cross Timbers Royalty Trust filed with the Securities and Exchange Commission on March 27, 2026 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSS TIMBERS ROYALTY TRUST
By ARGENT TRUST COMPANY, TRUSTEE

By	/s/ NANCY WILLIS
Nancy Willis
Director of Royalty Trust Services

EXXON MOBIL CORPORATION

Date: May 14, 2026	By	/s/ DANIEL BATES
Daniel Bates
Unconventional Finance General Manager

(The Trust has no directors or executive officers.)