Form 10-Q
period 2026-06-30
CROSS TIMBERS ROYALTY TRUST
filed 2026-08-13
CIK 881787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of August 13, 2026

6,000,000

CROSS TIMBERS ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

CROSS TIMBERS ROYALTY TRUST

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Unless specified otherwise, all amounts included herein are presented in U.S. dollars. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10‑K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Cross Timbers Royalty Trust at June 30, 2026, and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2026 and 2025, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	June 30, 2026	December 31, 2025
ASSETS

Cash and short-term investments	$1,760,319	$2,133,676

Interest to be received	4,797	4,554

Net profits interests in oil and gas properties - net (Note 1)	2,092,236	2,158,420

	$3,857,352	$4,296,650

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$265,116	$688,230

Expense reserve (a)	1,500,000	1,450,000

Trust corpus (6,000,000 units of beneficial interest authorized and outstanding)	2,092,236	2,158,420

	$3,857,352	$4,296,650

(a)
Expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income. The reserve is currently funded at $1,500,000.

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Net profits income	$1,088,155	$1,293,766	$1,862,336	$3,347,160

Interest income	13,591	11,982	27,257	23,988

Total income	1,101,746	1,305,748	1,889,593	3,371,148

Administration expense	240,566	263,200	475,007	544,662

Expense reserve	—	150,000	50,000	150,000

Distributable income	$861,180	$892,548	$1,364,586	$2,676,486

Distributable income per unit (6,000,000 units)	$0.143530	$0.148758	$0.227431	$0.446081

The accompanying notes to condensed financial statements are an integral part of these statements.

CROSS TIMBERS ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Trust corpus, beginning of period	$2,125,206	$2,346,714	$2,158,420	$2,433,344

Amortization of net profits interests	(32,970)	(56,670)	(66,184)	(143,300)

Distributable income	861,180	892,548	1,364,586	2,676,486

Distributions declared	(861,180)	(892,548)	(1,364,586)	(2,676,486)

Trust corpus, end of period	$2,092,236	$2,290,044	$2,092,236	$2,290,044

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

Impairment of Net Profits Interests

The Trustee reviews the Trust’s net profits interests (“NPI”) in oil and gas properties for impairment whenever events or circumstances indicate that the carrying value of the NPI may not be recoverable. In general, the Trustee does not view temporarily low prices as an indication of impairment. The markets for crude oil and natural gas have a history of significant price volatility and, though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. If events and circumstances indicate the carrying value may not be recoverable, the Trustee would use the estimated undiscounted future net cash flows from the NPI to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the NPI are less than the NPI carrying value, the Trust would recognize an impairment loss for the difference between the NPI carrying value and the estimated fair value of the NPI. The determination as to whether the NPI is impaired requires a significant amount of judgment by the Trustee and is based on the best information available to the Trustee at the time of the evaluation, including commodity pricing and other information provided by XTO Energy such as estimates of future production and development and operating expenses.

During the second quarter of 2026, no trigger event occurred that would indicate a need for an impairment assessment. Accordingly, there was no impairment of the NPI as of June 30, 2026. Any impairment recorded for book purposes would not result in a loss for tax purposes for the unitholders until the loss is recognized.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $61,100,449 represents XTO Energy’s historical net book value for the interests on February 12, 1991, the creation date of the Trust. Amortization of the net profits interests is calculated on a unit‑of‑production basis using proved reserves and is charged directly to trust corpus. Accumulated amortization was $59,008,213 as of June 30, 2026, and $58,942,029 as of December 31, 2025. Amortization of the NPI does not impact unitholder distributions.

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

The following summarizes excess costs activity, cumulative excess costs balances and accrued interest to be recovered by conveyance as calculated by XTO Energy:

	Underlying
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/25	$3,990,865	$—	$3,990,865
Net excess costs (recovery) for the quarter ended 3/31/26	210,012	888,779	1,098,791
Net excess costs (recovery) for the quarter ended 6/30/26	90,021	(71,300)	18,721
Cumulative excess costs remaining at 6/30/26	4,290,898	817,479	5,108,377
Accrued interest at 6/30/26	1,660,092	25,011	1,685,103
Total remaining to be recovered at 6/30/26	$5,950,990	$842,490	$6,793,480

	NPI
	TX WI	OK WI	Total
Cumulative excess costs remaining at 12/31/25	$2,993,150	$—	$2,993,150
Net excess costs (recovery) for the quarter ended 3/31/26	157,509	666,585	824,094
Net excess costs (recovery) for the quarter ended 6/30/26	67,516	(53,476)	14,040
Cumulative excess costs remaining at 6/30/26	3,218,175	613,109	3,831,284
Accrued interest at 6/30/26	1,245,068	18,758	1,263,826
Total remaining to be recovered at 6/30/26	$4,463,243	$631,867	$5,095,110

For the quarter ended June 30, 2026, excess costs were $90,021 ($67,516 net to the Trust) on properties underlying the Texas working interest net profits interests.

For the quarter ended June 30, 2026, excess costs of $71,300 ($53,476 net to the Trust) were recovered on properties underlying the Oklahoma working interest net profits interests.

Underlying cumulative excess costs for the Texas and Oklahoma working interest conveyances remaining as of June 30, 2026, totaled $6.8 million ($5.1 million net to the Trust), including accrued interest of $1.7 million ($1.3 million net to the Trust).

5.
Related Party Transactions

In computing net proceeds for the 75% net profits interests, XTO Energy deducts an overhead charge as reimbursement for costs associated with monitoring these interests. This monthly overhead charge as of June 30, 2026, was $53,459 ($40,094 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy transferred operatorship of the Hewitt Unit, which is one of the properties underlying the Oklahoma 75% net profits interests, to Scout Energy Management LLC effective May 1, 2026. While operator of the Hewitt Unit, XTO

Energy deducted a monthly overhead charge for reimbursement of administrative expenses. As of June 30, 2026, this monthly charge was approximately $35,392 ($26,544 net to the Trust) and was subject to annual adjustment based on an oil and gas industry index. As of May 1, 2026, XTO Energy and ExxonMobil do not operate or control any of the properties underlying the 75% net profits interests.

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

Distributable Income

Quarter

For the quarter ended June 30, 2026, net profits income was $1,088,155 compared to $1,293,766 for second quarter 2025. This 16 percent decrease in net profits income is primarily the result of net excess costs activity ($0.3 million), lower gas prices ($0.1 million), decreased gas production ($0.1 million), partially offset by higher oil prices ($0.1 million), decreased production expenses ($0.1 million), and increased oil production ($0.1 million). See “Net Profits Income” below.

After adding interest income of $13,591 and deducting administration expense of $240,566, distributable income for the quarter ended June 30, 2026, was $861,180, or $0.143530 per unit of beneficial interest. Administration expense for the quarter decreased $22,634 from the prior year quarter, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, expense reserve, and interest rates. For second quarter 2025, distributable income was $892,548, or $0.148758 per unit.

Distributions to unitholders for the quarter ended June 30, 2026, were:

Record Date	Payment Date	Distribution per Unit
April 30, 2026	May 14, 2026	$0.069720
May 29, 2026	June 12, 2026	0.029624
June 30, 2026	July 15, 2026	0.044186
		$0.143530

Six Months

For the six months ended June 30, 2026, net profits income was $1,862,336 compared to $3,347,160 for the same 2025 period. This 44 percent decrease in net profits income is primarily the result of decreased oil and gas production ($1.4 million), increased overhead costs ($0.5 million), lower oil and gas prices ($0.3 million), and increased production expenses ($0.1 million), partially offset by net excess costs activity ($0.5 million), decreased taxes, transportation and other costs ($0.2 million), and decreased development costs ($0.1 million). See “Net Profits Income” below.

After adding interest income of $27,257, deducting administration expense of $475,007, and increasing the expense reserve $50,000, distributable income for the six months ended June 30, 2026, was $1,364,586, or $0.227431 per unit of beneficial interest. Administration expense for the six months ended June 30, 2026, decreased $69,655 from the prior year six-month period, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, expense reserve, and interest rates. For the six months ended June 30, 2025, distributable income was $2,676,486, or $0.446081 per unit.

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

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months Ended			Six Months Ended
	June 30 (a)		Increase	June 30 (a)		Increase
	2026	2025	(Decrease)	2026	2025	(Decrease)
Sales Volumes
Oil (Bbls) (b)
Underlying properties	36,535	35,811	2%	64,654	80,181	(19%)
Average per day	411	402	2%	357	443	(19%)
Net profits interests	8,485	8,518	(0%)	12,767	25,901	(51%)

Gas (Mcf) (b)
Underlying properties	195,389	216,440	(10%)	380,528	517,283	(26%)
Average per day	2,171	2,405	(10%)	2,091	2,842	(26%)
Net profits interests	143,405	161,878	(11%)	287,866	409,404	(30%)

Average Sales Prices
Oil (per Bbl)	$71.54	$66.79	7%	$65.07	$68.84	(5%)
Gas (per Mcf)	$4.79	$5.54	(14%)	$4.53	$4.71	(4%)

Revenues
Oil sales	$2,613,722	$2,391,955	9%	$4,206,787	$5,519,342	(24%)
Gas sales	936,390	1,199,821	(22%)	1,723,960	2,435,157	(29%)
Total Revenues	3,550,112	3,591,776	(1%)	5,930,747	7,954,499	(25%)

Costs
Taxes, transportation and other	379,083	396,510	(4%)	648,077	818,572	(21%)
Production expense (c)	1,980,689	2,088,471	(5%)	4,332,851	3,637,591	19%
Development costs	—	23,171	(100%)	(1,931)	154,413	(101%)
Excess costs (d)	(18,721)	(369,070)	(95%)	(1,117,512)	(435,725)	156%
Total Costs	2,341,051	2,139,082	9%	3,861,485	4,174,851	(8%)

Net Proceeds	$1,209,061	$1,452,694	(17%)	$2,069,262	$3,779,648	(45%)

Net Profits Income	$1,088,155	$1,293,766	(16%)	$1,862,336	$3,347,160	(44%)

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
(d)
See Note 4 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from second quarter 2025 to second quarter 2026 and from the first six months of 2025 to the comparable period in 2026:

Sales Volumes

Oil

Oil sales volumes increased 2 percent for the second quarter primarily due to the timing of cash receipts, partially offset by natural production decline. Oil sales volumes decreased 19 percent for the six-month period primarily due to the timing of cash receipts and natural production decline.

Gas

Gas sales volumes decreased 10 percent for the second quarter and decreased 26 percent for the six-month period primarily because of the timing of cash receipts and natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6 to 8 percent a year.

Sales Prices

Oil

The average oil price for the second quarter increased 7 percent to $71.54 per Bbl and for the six-month period decreased 5 percent to $65.07 per Bbl.

Gas

Gas prices for the second quarter decreased 14 percent to $4.79 per Mcf and for the six-month period decreased 4 percent to $4.53 per Mcf.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs decreased 4 percent for the second quarter primarily because of decreased gas deductions. Taxes, transportation and other costs decreased 21 percent for the six-month period primarily because of decreased oil and gas severance taxes on lower revenues and decreased gas deductions.

Production Expense

Production expense decreased 5 percent for the second quarter primarily because of decreased repairs and maintenance, partially offset by increased power and fuel costs, and overhead. Production expense increased 19 percent for the six-month period primarily because of increased overhead, and power and fuel costs, partially offset by decreased repairs and maintenance costs.

Development Costs

Development costs related to properties underlying the 75% net profits interests decreased 100 percent for the second quarter and 101 percent for the six-month period primarily because of the absence of recompletion costs related to the Hewitt Unit.

Excess Costs

If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from any other conveyance. Underlying cumulative excess costs for the Texas and Oklahoma working interest conveyances remaining as of June 30, 2026, totaled $6.8 million ($5.1 million net to the Trust), including accrued interest of $1.7 million ($1.3 million net to the Trust). For further information on excess costs, see Note 4 to Condensed Financial Statements.

Contingencies

For information on contingencies, see Note 3 to Condensed Financial Statements.

Forward-Looking Statements

Certain information included in this Quarterly Report and other materials filed, or to be filed, by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the Trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements are based on XTO Energy’s and the Trustee’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “may,” “expects,” “intends,” “plans,” “believes,” “estimates,” “should,” “could,” “would,” and similar words that convey the uncertainty of future events. Such forward-looking statements may concern, among other things, development activities, future development plans by area, increased density drilling, reserve-to-production ratios, future production, future net cash flows, maintenance projects, development, production, regulatory and other costs, oil and gas prices and expectations for future supply and demand, the impact of inflation and economic downturns on economic activity, government policy and actions and their impact on oil and gas prices and future supply and demand, the development and competitiveness of alternative energy sources, pricing differentials, proved reserves, production levels, expense reserve budgets, availability of financing, arbitration, litigation, liquidity, financing, political and regulatory matters, such as tax and environmental policy, climate policy, trade barriers, tariffs, sanctions, war and other geopolitical or security disturbances, and competition. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict, including those detailed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025, which is incorporated by this reference as though fully set forth herein. Therefore, actual financial and operational results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. XTO Energy and the Trustee assume no duty to update these statements as of any future date.

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

CROSS TIMBERS ROYALTY TRUST
By ARGENT TRUST COMPANY, TRUSTEE

By	/s/ NANCY WILLIS
Nancy Willis
Director of Royalty Trust Services

EXXON MOBIL CORPORATION

Date: August 13, 2026	By	/s/ DANIEL BATES
Daniel Bates
Unconventional Finance General Manager

(The Trust has no directors or executive officers.)